Form 10-Q
period 1998-04-30
BLUE RHINO CORP
filed 1998-07-02
CIK 1034379

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                           -------------------------

                                   FORM 10-Q



       [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended April 30, 1998

                                       OR

       [_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the transition period from _____to ______


       ----------------------------------------------------------------

                       Commission file number: 0-242847


                            BLUE RHINO CORPORATION
            (Exact name of registrant as specified in its charter)


           Delaware                                      56-1870472
(State of other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                           104 Cambridge Plaza Drive
                      Winston-Salem, North Carolina 27104
                   (Address of principal executive offices)

                                (336) 659-6900
             (Registrant's telephone number, including area code)

       ----------------------------------------------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


     Yes [_]        No [X]

                     APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1998: 7,630,873 - common shares

                            BLUE RHINO CORPORATION

                                     INDEX
                                     -----

PART 1:  FINANCIAL INFORMATION


Item 1:        Financial Statements (unaudited):


                       Condensed consolidated balance sheets as of April 30, 1998 and July 31, 1997

                       Condensed consolidated statements of operations for the three and nine month periods ended April 30, 1998 and 1997

                       Condensed consolidated statements of cash flows for the nine month periods ended April 30, 1998 and 1997

                       Notes to condensed consolidated financial statements


Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II:  OTHER INFORMATION


Item 1:        Legal Proceedings


Item 2:        Changes in Securities


Item 3:        Defaults Upon Senior Securities


Item 4:        Submission of Matters to a Vote of Security Holders


Item 5:        Other Information


Item 6:        Exhibits and Reports on Form 8-K


SIGNATURES

PART I. FINANCIAL INFORMATION
-----------------------------

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            BLUE RHINO CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
    For the Three and Nine Months Ended April 30, 1998 and 1997 (Unaudited)
        (In thousands, except per share and cylinder transaction data)


                                                          Three Months Ended                  Nine Months Ended
                                                              April 30,                           April 30,
                                                      ---------------------------         ---------------------------
                                                         1998              1997              1998              1997
                                                      ---------         ---------         ---------         ---------
Net sales                                             $   5,694         $   3,000         $  14,008         $   7,509
Cost of sales                                             4,322             2,478            10,693             6,484
                                                      ---------         ---------         ---------         ---------

Gross profit                                              1,372               522             3,315             1,025

Operating expenses (income):
   Sales and marketing                                      563               489             1,590             1,142
   General and administrative                               906               751             2,614             2,148
   Lease expense (income), net                               18               (31)               41              (124)
   Depreciation and amortization                            331               223               846               623
   Restructuring/nonrecurring charges                        99               672               506               860
                                                      ---------         ---------         ---------         ---------
          Total operating expenses                        1,917             2,104             5,597             4,649
                                                      ---------         ---------         ---------         ---------

Loss from operations                                       (545)           (1,582)           (2,282)           (3,624)

Other expenses (income):
   Interest expense                                         566               432             1,496             1,249
   Other income, net                                        (44)              (43)             (147)             (122)
                                                      ---------         ---------         ---------         ---------

          Net loss                                    $  (1,067)        $  (1,971)        $  (3,631)        $  (4,751)
                                                      =========         =========         =========         =========

          Loss available to common stockholders       $  (1,250)        $  (2,140)        $  (4,182)        $  (5,259)
                                                      =========         =========         =========         =========

Basic and diluted loss per common share               $   (0.44)        $   (1.12)        $   (1.71)        $   (2.83)
                                                      =========         =========         =========         =========

Weighted average common shares
   used in computing net loss per share                   2,813             1,908             2,441             1,858
                                                      =========         =========         =========         =========

Pro forma basic and diluted loss per common share*    $   (0.23)        $   (0.54)        $   (0.86)        $   (1.34)
                                                      =========         =========         =========         =========

Pro forma weighted average common shares
   used in computing net loss per share*                  4,618             3,655             4,213             3,548
                                                      =========         =========         =========         =========

Selected Operating Data:
         Retail locations (at period end)                 8,000             3,800             8,000             3,800
         Cylinder transactions                              491               265             1,206               651


*Proforma amounts reflect the recapitalization of the Company immediately prior to the consummation of the initial public offering of the Company's common stock in May 1998.

  The accompanying notes are an integral part of these financial statements.

                            BLUE RHINO CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
              As of April 30, 1998 (Unaudited) and July 31, 1997
                                (In thousands)


         ASSETS                                                   April 30, 1998     July 31, 1997
         ------                                                  ---------------    --------------
                                                                   (Unaudited)
Cash and cash equivalents                                        $           440    $          325
Trade accounts receivable, net                                             4,118             3,110
Inventories                                                                1,354               240
Notes receivable                                                             445               417
Prepaid expenses & other current assets                                      251                61
                                                                 ---------------    --------------
        Total current assets                                               6,608             4,153

Property and equipment, net                                                5,461             4,438
Notes receivable                                                           1,504             1,196
Goodwill, net                                                              2,725               104
Other assets                                                                 280                83
                                                                 ---------------    --------------

        Total assets                                             $        16,578    $        9,974
                                                                 ===============    ==============

              LIABILITIES, REDEEMABLE PREFERRED
              ---------------------------------
              STOCK AND STOCKHOLDERS' DEFICIT
              ---------------------------------

Trade accounts payable                                           $         3,370    $        2,407
Notes payable to bank                                                      5,013               840
Acquisition notes payable                                                    922               108
Current portion of long term debt and capital lease obligations              236               166
Accrued liabilities                                                          412               736
                                                                 ---------------    --------------
        Total current liabilities                                          9,953             4,257

Long-term debt, less current maturities                                   19,627            15,142
Capital lease obligations, less current maturities                           182               128
                                                                 ---------------    --------------
        Total liabilities                                                 29,762            19,527
                                                                 ---------------    --------------

Redeemable Series A Preferred Stock                                        9,485             8,934
                                                                 ----------------   --------------

Stockholders' deficit:
  Common stock                                                                23                23
  Additional paid-in capital                                                   0               311
  Accumulated deficit                                                    (22,692)          (18,821)
                                                                 ----------------   --------------
        Total stockholders' deficit                                      (22,669)          (18,487)
                                                                 ----------------   --------------
        Total liabilities, redeemable preferred stock and
            stockholders' deficit                                $        16,578    $        9,974
                                                                 ===============    ==============

  The accompanying notes are an integral part of these financial statements.

                            BLUE RHINO CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
         For the Nine Months Ended April 30, 1998 and 1997 (Unaudited)
                                (In thousands)


                                                                                Nine months ended
                                                                                    April 30,
                                                                             -----------------------
                                                                               1998           1997
                                                                             --------       --------
Cash flows from operating activities:

     Net cash used in operating activities                                   $ (2,824)      $ (1,292)
                                                                             --------       --------
Cash flows from investing activities:
  Purchases of property and equipment                                          (1,027)          (253)
  Proceeds from disposals of property and equipment                                39             81
  Note receivable                                                                (635)             0
  Business acquisitions                                                        (3,050)           (90)
  Collections on notes receivable                                                 374            120
                                                                             --------       --------

     Net cash used in investing activities                                     (4,299)          (142)
                                                                             --------       --------

Cash flows from financing activities:
  Proceeds from issuance of common stock                                            0          1,000
  Proceeds from issuance of preferred stock                                         0            400
  Net borrowings under notes payable to bank                                    4,173            125
  Net borrowings under notes payable to stockholders                            3,250              0
  Payments of long-term debt and capital lease obligations                       (185)          (602)
                                                                             --------       --------

     Net cash provided by financing activities                                  7,238            923
                                                                             --------       --------

Net increase (decrease) in cash and cash equivalents                              115           (511)
Cash and cash equivalents at beginning of period                                  325          1,126
                                                                             --------       --------

Cash and cash equivalents at end of period                                   $    440       $    615
                                                                             ========       ========

  The accompanying notes are an integral part of these financial statements.

                            Blue Rhino Corporation
             Notes to Condensed Consolidated Financial Statements
                          April 30, 1998 (Unaudited)



Note 1 - Basis of Presentation

     The condensed consolidated financial statements of Blue Rhino Corporation include the accounts of its wholly owned subsidiaries, Rhino Services, L.L.C., a Delaware limited liability company formed in March 1997 and CPD Associates, Inc., a North Carolina corporation formed in March 1998 (together Blue Rhino Corporation and its subsidiaries are referred to herein as the "Company"). All intercompany transactions and balances have been eliminated in consolidation.

     The accompanying unaudited interim condensed consolidated financial statements of the Company have been prepared by the Company in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of items of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the nine months ended April 30, 1998 are not necessarily indicative of the results that may be expected for the year ended July 31, 1998 due to the seasonality of the Company's business.

     These financial statements should be read in conjunction with the audited consolidated financial statements of Blue Rhino Corporation as of and for the year ended July 31, 1997 on file with the Securities and Exchange Commission in the Company's Registration Statement on Form S-1 (SEC File No. 333-47669) declared effective on May 18, 1998.

Note 2 - Inventories

     Inventories consist of the following (dollars in thousands) at:

                                                April 30,     July 31,
                                                  1998          1997
                                               ---------      --------
                                              (Unaudited)
            Cylinders                           $  1,213       $   220
            Other supplies                           141            20
                                               ---------      --------

                  Total                         $  1,354       $   240
                                               =========      ========

Note 3 - Goodwill

     Excess costs over fair value of net assets acquired (goodwill) consist of the following (dollars in thousands) at:

                                                April 30,     July 31,
                                                  1998          1997
                                               ---------      --------
                                              (Unaudited)
            Goodwill                            $  2,772        $  124
            Accumulated amortization                 (47)          (20)
                                               ---------      --------
                                                $  2,725        $  104
                                               =========      ========

     Amortization expense was $27 and $14 for the nine months ended April 30, 1998 and for the fiscal year ended July 31, 1997, respectively.

Note 4 - Recent Accounting Developments

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires public business enterprises to adopt its provisions for periods beginning after December 15, 1997, and to report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. This statement does not require application to interim financial statements in the initial year. The Company is evaluating the provisions of SFAS No. 131, but has not yet determined if additional disclosures will be required.

Note 5 - Loss Per Share

     The following table sets forth a reconciliation of the numerators and denominators in computing loss per common share in accordance with SFAS No. 128 (dollars in thousands, except per share data).

                                                     Three Months Ended      Nine Months Ended
                                                         April 30,               April 30,
                                                     ------------------      -----------------
                                                      1998       1997         1998      1997
                                                     -------    -------      -------   -------
        Basic and diluted loss per share:

        Net loss                                     $(1,067)   $(1,971)     $(3,631)  $(4,751)

        Less: Redeemable preferred stock dividend        183        169          551       508
                                                     -------    -------      -------   -------

        Loss available to common stockholders        $(1,250)   $(2,140)     $(4,182)  $(5,259)
                                                     -------    -------      -------   -------

        Weighted average common shares                 2,813      1,908        2,441     1,858
                                                     -------    -------      -------   -------

        Basic and diluted loss per common share      $ (0.44)   $ (1.12)     $ (1.71)  $ (2.83)
                                                     =======    =======      =======   =======

The weighted average common shares outstanding include the effects of all shares, stock options and stock warrants where the effect of their inclusion would be dilutive. In addition, the assumed conversion of preferred shares would have been anti-dilutive.

Note 6 - Debt

     On December 18, 1997, the Company entered into a loan agreement (the "Bank Credit Facility") which allows for maximum borrowings of $9.0 million including
(i) a $3.0 million revolving line of credit based on 80% of eligible receivables with a $1.0 million overadvance provision, (ii) $1.0 million capital expenditures line of credit and (iii) a $4.0 million acquisition line of credit. These lines of credit mature on November 30, 1998 and bear interest at the prime rate (8.5% at April 30, 1998) plus 0.5%. The Bank Credit Facility also includes an unused line fee equal to 0.25 percent of the average unused portion of the $3.0 million revolving line of credit. As of April 30, 1998, the Company had $5.0 million outstanding under the Bank Credit Facility. The Company repaid the entire outstanding balance of $7.0 million in May 1998 with a portion of the proceeds of the Company's initial public offering of 3,105,000 shares of Common Stock (the "IPO") which closed on May 22, 1998 and June 2, 1998.

     The Bank Credit Facility requires the Company to meet certain covenants, including minimum net worth, minimum earnings before interest, taxes, depreciation and amortization and maximum capital expenditures covenants. The Company was in violation of the minimum earnings before interest, taxes, depreciation and amortization covenant at April 30, 1998 and has received a waiver from the bank for this violation.

     The Bank Credit Facility is jointly and severally guaranteed by a principal shareholder and an affiliated company up to a maximum amount of $6.0 million each. Also, the Company has granted a lien on substantially all of the Company's assets as collateral security for its obligations under the Bank Credit Facility.

     In January 1998, four stockholders collectively loaned the Company $3.25 million (the "Stockholder Loans") which bore interest at 10.5% per annum. In connection with the Stockholder Loans, the stockholders also received warrants (the "1998 Warrants") to purchase 81,915 shares (on a post-recapitalization basis) of the Company's common stock ("Common Stock"). The 1998 Warrants may be exercised prior to December 31, 2008 at an exercise price of $13.00 per share. The Stockholder Loans were repaid in full in May 1998 with approximately $3.4 million of the proceeds of the IPO.

Note 7 - Acquisitions

     During the first nine months of 1998, the Company completed acquisitions of assets from regional and local cylinder exchange providers which included cylinder displays, propane cylinder exchange accounts and locations (the "Acquisitions"). The Company paid an aggregate purchase price of approximately $3.8 million made up of approximately $3.1 million in cash and 57,692 shares of unregistered Common Stock. Each asset purchase agreement entered into in connection with the Acquisitions includes a purchase price adjustment based on the number of locations transferred to the Company.

     The Acquisitions were accounted for by the purchase method of accounting and accordingly the purchase prices and direct costs of the Acquisitions have been allocated to the respective assets acquired based upon their estimated fair market values at the dates of acquisition. The excess costs over fair value of net assets acquired in the Acquisitions was approximately $2.8 million, which is being amortized on a straight-line basis over 30 years.

     Through June 30, 1998, the Company has executed eight additional letters of intent to purchase assets including cylinder displays and retail propane cylinder exchange accounts and locations for an estimated aggregate purchase price of approximately $809,000. These acquisitions will be financed with a portion of the proceeds of the IPO.

Note 8 - Other Transactions

     On February 12, 1998, the Company loaned $635,000 to Bison Valve, L.L.C. ("Bison Valve"), an entity formed to market, produce and sell a specialty valve to the Company's distributors and third parties. The loan is convertible into up to 65% of the membership units of Bison Valve at the option of the Company. The loan accrues interest at 9.5% per annual for four (4) years after which the principal and accrued interest will be amortized over two (2) years.

     In February 1998, Caribou Cylinder Exchange, L.L.C. and Javilina Cylinder Exchange, L.L.C., affiliates through common ownership, began operations as distributors.

     On May 1, 1998, Raven Propane, L.L.C., an affiliate through common ownership began operations as a distributor.

     On March 9, 1998, the Board of Directors increased the authorized shares of Common Stock from

65,000,000 to 68,000,000 shares.

     The Company's Board of Directors, at meetings on November 17, 1997 and February 24, 1998, approved the following matters all of which were effected contemporaneously with the IPO:

 .    All outstanding shares of the Company's Series A Convertible Participating
     Preferred Stock ("Old Preferred Stock") were converted on a one for one basis into Common Stock and Common Stock was issued in satisfaction of the accrued dividends on the Old Preferred Stock.

 .    All outstanding warrants to purchase Common Stock, except for the 1998
     Warrants, were exercised in a cashless exercise.

 .    The Company filed its Second Amended and Restated Certificate of
     Incorporation which, among other changes, increased the authorized shares of the capital stock to 120,000,000 comprised of 100,000,000 shares of Common Stock, par value $0.001 per share, and 20,000,000 shares of "blank check" preferred stock, with rights and preferences to be determined at the discretion of the Board of Directors.

 .    The Company's Common Stock underwent a 1 for 13.22513 reverse stock split.

 .    The vesting of all outstanding options and restricted stock issued under the Company's 1994 Stock Incentive Plan was accelerated to the IPO closing date.

 .    The Company adopted the 1998 Employee Stock Incentive Plan and reserved
     300,000 shares of Common Stock for issuance to the Company's officers, employees, consultants and agents.

 .    The Company adopted the Non-Employee Director Stock Option Plan and reserved 100,000 shares of Common Stock for issuance to the Company's non-employee directors.

 .    The Company adopted the Distributor Stock Incentive Plan and reserved
     400,000 shares of Common Stock for issuance to the Company's distributors and their directors, managers, partners, officers, employees, consultants and agents.

     On May 18, 1998, the Securities and Exchange Commission declared effective the Company's Registration Statement on Form S-1 (File No. 333-47669)(the "Registration Statement") relating to its initial public offering of up to 3,105,000 shares of Common Stock. The Company closed the sale of 2,700,000 shares of Common Stock at a price of $13.00 per share on May 22, 1998. The Company closed the sale of an additional 405,000 shares of Common Stock upon the exercise of the underwriters' overallotment option on June 2, 1998.

     The outstanding shares on a pro forma basis included on the statement of operations include shares issuable upon the cashless exercise of all outstanding warrants to purchase Common Stock as of April 30, 1998 (except the 1998 Warrants), the conversion of all shares and accrued dividends on the Old Preferred Stock to Common Stock and the issuance of 57,692 shares of Common Stock to Bison Propane Bottle Exchange, L.L.C. as partial payment for assets acquired in one of the Acquisitions, all of which were effected immediately prior to the consummation of the IPO.

     The net proceeds to the Company from the sale of stock in the IPO, after deducting underwriting discounts and commissions and offering expenses, were approximately $36.7 million. The Company utilized the net proceeds from the IPO to repay principal and interest on indebtedness of approximately $29.1 million including $16.5 million on the Company's 10.5% Senior Discount Notes, $7.0 million outstanding under the Bank Credit Facility, $3.4 million on the Stockholder Loans and $2.2 million for the purchase of cylinder displays previously financed under an operating lease facility.

     On May 18, 1998 the Company issued options to purchase 275,310 shares of its Common Stock to its officers and employees under the 1998 Stock Incentive Plan. The options vest 20% per year over five years and are exercisable at $13.00 per share.

     On May 18, 1998 the Company issued options to purchase 240,887 shares of its Common Stock to its distributors under the Distributor Stock Incentive Plan. The options vest 25% on July 31, 1999 and 25% each July 31st thereafter until fully vested. The options issued under the Distributor Stock Incentive Plan are exercisable at $13.00 per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with the accompanying condensed consolidated financial statements and related notes of Blue Rhino Corporation and its wholly owned subsidiaries, Rhino Services, L.L.C. and CPD Associates, Inc., (together Blue Rhino Corporation, Rhino Services, L.L.C. and CPD Associates, Inc. are referred to herein as the "Company"), and with the Company's audited consolidated financial statements as of and for the fiscal year ended July 31, 1997, set forth in the Company's Registration Statement on Form S-1 (SEC File No. 333-47669) declared effective on May 18, 1998.

     The Company's business is subject to seasonal fluctuations, especially in colder regions of the United States, which have caused and are expected to continue to cause, significant fluctuations in its quarterly results of operations. The Company anticipates that it will derive the majority of its operating revenues from the spring and summer seasons when consumers are more likely to grill outdoors, which coincide with the Company's third and fourth fiscal quarters. Accordingly the results of operations for the three and nine months ended April 30, 1998 are not necessarily indicative of results that may be expected for the year ended July 31, 1998 and results of operations in any quarter will not necessarily be indicative of the results that may be achieved for a full fiscal year or any future quarter.

     The statements contained in this report which are not historical facts are forward-looking statements that are subject to risks and uncertainties. The Company's actual results could differ materially from those set forth in or implied by such forward-looking statements including those risks which are discussed in the Company's filings with the Securities and Exchange Commission. Readers should refer to the discussion under "Risk Factors" contained in the Company's Registration Statement on Form S-1 (SEC File No. 333-47669) concerning certain factors which could cause the Company's actual results to differ materially from the results anticipated in the forward-looking statements contained herein.

Results of Operations

Comparison of the Three Months Ended April 30, 1998 to the Three Months Ended April 30, 1997

     Net sales. Net sales increased 89.8% from $3.0 million for the third quarter of fiscal 1997 ended April 30, 1997 to approximately $5.7 million for the third quarter of fiscal 1998 ended April 30, 1998. The increase in net sales was due primarily to the increase in the number of retail locations placed in service and the corresponding increase in the number of cylinder transactions during the third quarter of fiscal 1998. The installed base of retail locations increased 111% from approximately 3,800 locations at April 30, 1997 to approximately 8,000 locations at April 30, 1998, which included over 1,800 locations acquired through the Acquisitions. The number of cylinders transacted increased 85% from approximately 265,000 units in the third quarter of fiscal 1997 to approximately 491,000 units in the third quarter of fiscal 1998.

     Gross margin. Gross margin increased from 17.4% in the third quarter of fiscal 1997 to 24.1% in the third quarter of fiscal 1998. This increase was primarily due to the transition from a vertically integrated business model to an independent distributor business model which allowed the Company to dispose of underutilized production and delivery assets certain costs of which were previously allocated to cost of goods sold. The transition to an independent distributor business model was completed in the fourth quarter of fiscal 1997.

     Sales and marketing expenses. Sales and marketing expenses increased 15.1% from approximately $489,000 in the third quarter of fiscal 1997 to approximately $563,000 in the third quarter of fiscal 1998 but decreased as a percentage of net sales from 16.3% in the third quarter of fiscal 1997 to 9.9% in the third quarter of fiscal 1998. The increase in sales and marketing expense was due primarily to additional commissions associated with increased sales. However, the fixed nature of the majority of the compensation expense for the Company's sales and marketing staff is primarily responsible for sales and marketing expenses increasing at a slower rate than net sales and led to a decrease in sales and marketing expenses as a percentage of net sales.

     General and administrative expenses. General and administrative expenses increased 20.9% from approximately $751,000 in the third quarter of fiscal 1997 to approximately $906,000 in the third quarter of fiscal 1998 but decreased as a percentage of total net sales from 25.0% in the third quarter of fiscal 1997 to 15.9% in the third quarter of fiscal 1998. The increase in general and administrative expenses was due primarily to the addition of administrative personnel and infrastructure necessary to support the independent distributor network. However, the fixed nature of the compensation expense for the Company's administrative staff and the leveraging of the Company's administrative infrastructure through the addition of new locations serviced by independent distributors are primarily responsible for general and administrative expenses increasing at a slower rate than net sales which led to a decrease in general and administrative expenses as a percentage of net sales.

     Lease expense (income)-net. Gross lease income increased from $82,000 for the third quarter of fiscal 1997 to $150,000 for the third quarter of fiscal 1998, while gross rent expense for the same periods increased from $51,000 in fiscal 1997 to $168,000 in fiscal 1998. The increase in lease income and rent expense was due to the addition of new retail locations resulting in an increase in the number of cylinder displays under lease. The Company expects rent expense to drop in future periods as a result of the purchase of cylinder displays which were previously leased under an operating lease facility.

     Depreciation and amortization. Depreciation and amortization increased from approximately $223,000 in the third quarter of fiscal 1997 to approximately $331,000 in the third quarter of fiscal 1998. Depreciation expense increased by $100,000 from $175,000 in the third quarter of fiscal 1997 to $275,000 in the third quarter of fiscal 1998 principally due to the purchase of additional cylinder displays and the acquisition of computer technology under capital leases. Amortization expense increased by $8,000 from $48,000 in the third quarter of fiscal 1997 to $56,000 in the third quarter of fiscal 1998 principally due to the additional goodwill amortization related to the Acquisitions.

     Nonrecurring charges. Nonrecurring charges decreased from approximately $672,000 in the third quarter of fiscal 1997 to approximately $99,000 for the third quarter of fiscal 1998. Nonrecurring charges are associated with the Company's transition from a vertically integrated business model to an independent distributor model and consist primarily of the write-down of facilities and equipment used in the filling, refurbishment and delivery of propane cylinders under the vertically integrated business model.

     Interest expense. Interest expense increased from approximately $432,000 in the third quarter of fiscal 1997 to approximately $566,000 in the third quarter of fiscal 1998. The increase in interest expense was principally due to the compounding of interest on the Company's 10.5% Senior Discount Notes, additional borrowings under the Bank Credit Facility and the Stockholder Loans.

     Other income-net. Other income-net remained relatively unchanged at $43,000 in the third quarter of fiscal 1997 compared to approximately $44,000 in the third quarter of fiscal 1998. Other income-net consists primarily of interest income from various notes receivable from distributors and excess cash balances.

Comparison of the Nine Months Ended April 30, 1998 to the Nine Months Ended April 30, 1997

     Net sales. Net sales increased 86.5% from approximately $7.5 million for the first nine months of fiscal year 1997 to approximately $14.0 million for the first nine months of fiscal 1998. The increase in net sales was due primarily to an increase in the number of retail locations placed in service and an increase in the number of cylinder transactions during the period. The installed base of retail locations increased 111% from approximately 3,800 locations at April 30, 1997 to approximately 8,000 locations at April 30, 1998, which included over 1,800 locations acquired through the Acquisitions. The number of cylinders transacted increased 85.3% from approximately $651,000 units for the first nine months of fiscal 1997 to approximately 1.2 million units for the first nine months of fiscal 1998.

     Gross margin. Gross margin increased from 13.7% for the first nine months of fiscal 1997 to 23.7% for the first nine months of fiscal 1998. This increase was primarily due to the transition from a vertically integrated business model to an independent distributor business model which allowed the Company to dispose of underutilized production and delivery assets certain costs of which were previously allocated to cost of goods sold. The transition to an independent distributor business model was completed in the fourth quarter of fiscal 1997.

     Sales and marketing expenses. Sales and marketing expenses increased 39.2% from approximately $1.1 million for the first nine months of fiscal 1997 to approximately $1.6 million for the first nine months of fiscal 1998 and as a percentage of total net sales decreased from 15.2% for the first nine months of fiscal 1997 to 11.3% for the first nine months of fiscal 1998. The increase in sales and marketing expense was due primarily to the increase in sales and in the coverage of the Company's distribution network in fiscal 1998. However, the fixed nature of the majority of the compensation expense for the Company's sales and marketing staff is primarily responsible for sales and marketing expenses increasing at a slower rate than net sales which led to a decrease in sales and marketing expenses as a percentage of net sales.

     General and administrative expenses. General and administrative expenses increased 21.6% from approximately $2.1 million for the first nine months of fiscal 1997 to approximately $2.6 million for the first nine months of fiscal 1998, and decreased as a percentage of total net sales from 28.6% for the first nine months of fiscal 1997 to 18.7% for the first nine months of fiscal 1998. The increase in general and administrative expenses was due primarily to the addition of administrative personnel and infrastructure necessary to support the independent distributor network. However, the fixed nature of the compensation expense for the Company's administrative staff and the leveraging of the Company's administrative infrastructure through the addition of new locations serviced by independent distributors are primarily responsible for general and administrative expenses increasing at a slower rate than net sales which led to a decrease in general and administrative expenses as a percentage of net sales.

     Lease expense (income)-net. Gross lease income increased by $204,000 from $189,000 for the first nine months of fiscal 1997 to $393,000 for the first nine months of fiscal 1998, while gross rent expense for the same periods increased by $369,000 from $65,000 in fiscal 1997 to $434,000 in fiscal 1998. The increase in lease income and rent expense was due primarily to the addition of new retail locations resulting in an increase in the number of cylinder displays under lease to, and subleased to distributors by the Company. The Company expects rent expense to drop in future periods as a result of the purchase of cylinder displays which were previously leased under an operating lease facility.

     Depreciation and amortization. Depreciation and amortization increased from approximately $623,000 for the first nine months of fiscal 1997 to approximately $846,000 for the first nine months of fiscal 1998. Depreciation expense increased by $260,000 from $486,000 in the for the first nine months of fiscal 1997 to $746,000 in the for the first nine months of fiscal 1998 principally due to the purchase of additional cylinder displays and the acquisition of computer technology under capital leases. Amortization expense decreased by $37,000 from $137,000 in the first nine months of fiscal 1997 to $100,000 in the first nine months of fiscal 1998 principally due to a decrease in deferred financing costs being amortized in fiscal 1998.

     Nonrecurring charges. Nonrecurring charges are associated with the transition to the independent distributor model and decreased from approximately $860,000 for the first nine months of fiscal 1997 to approximately $506,000 for the first nine months of fiscal 1998.

     Interest expense. Interest expense increased from approximately $1.2 million for the first nine months of fiscal 1997 to approximately $1.5 million for the first nine months of fiscal 1998. The increase in interest expense was principally due to the compounding of interest on the Company's 10.5% Senior Discount Notes, additional borrowings under the Bank Credit Facility and the Stockholder Loans.

     Other income-net. Other income-net increased from approximately $122,000 for the first nine months of fiscal 1997 to approximately $147,000 for the first nine months of fiscal 1998.

Liquidity and Capital Resources

     The Company's primary sources of funds have been the issuance of stock and the incurrence of debt. The Company had a negative working capital of approximately $3.3 million as of April 30, 1998 which is primarily the result of short term borrowings on the Bank Credit Facility and Stockholder Loans incurred to fund the Acquisitions.

     Net cash used in operations was approximately $2.8 million in the first nine months of fiscal 1998 and approximately $1.5 million in the first nine months of fiscal 1997. For all periods net cash used in operations resulted primarily from net losses from operations offset by noncash charges of accrued interest, depreciation and amortization.

     Net cash used in investing activities was approximately $4.3 million in the first nine months of fiscal 1998 and approximately $142,000 in the first nine months of fiscal 1997. The primary components of cash used in investing activities in both periods included acquisitions and investments in property and equipment and in fiscal 1998 included a $635,000 note receivable from Bison Valve, L.L.C. offset partially by collections on notes receivable and proceeds from the sale of property and equipment.

     Net cash provided by financing activities was approximately $7.2 million for the first nine months of fiscal 1998 and approximately $923,000 for the first nine months of fiscal 1997. For the first nine months of fiscal 1998, cash provided by financing activities included proceeds of $3.25 million from the Stockholder Loans and borrowings under the Bank Credit Facility of $4.2 million. For the first nine months of fiscal 1997, cash provided by financing activities resulted primarily from the issuance of stock for $1.4 million. In both periods, cash provided by financing activities was offset, in part by payments on various notes payable and capital lease obligations.

     In connection with the IPO, the Company issued a total of 3,105,000 shares of common stock and received proceeds, net of underwriters discounts and commissions and other offering expenses, of approximately $36.7 million. The Company utilized the net proceeds from the IPO to repay $29.1 million of principal and interest on indebtedness including $16.5 million on the Company's 10.5% Senior Discount Notes, $7.0 million outstanding under the Bank Credit Facility, $3.4 million on the Stockholder Loans and

$2.2 million for the purchase of cylinder displays previously financed under an operating lease facility. The remaining net proceeds of approximately $7.6 million will be used for general corporate purposes, including working capital and future acquisitions.

     In December 1997, the Company entered into a Loan Agreement with NationsBank, N.A. (the "Bank Credit Facility") which allows for maximum borrowing of $9.0 million, including (i) a $3.0 million revolving line of credit with a $1.0 million overadvance provision, (ii) a $1.0 million capital expenditure line of credit and (iii) a $4.0 million acquisition line of credit. The amounts outstanding under the Bank Credit Facility are due on November 30, 1998. The Bank Credit Facility is collateralized by a lien on substantially all of the assets of the Company. The Bank Credit Facility requires the Company to meet certain covenants, including minimum current, net worth and cash flow ratios and restricts the level of capital expenditures. The Company was not in compliance with these covenants as of April 30, 1998, however the Company has obtained a waiver and subsequently paid off the balance of the indebtedness under the Bank Credit Facility with a portion of the proceeds of the IPO. Billy
D. Prim and American Oil and Gas, Inc., a stockholder of the Company controlled by Mr. Prim, have jointly and severally guaranteed this facility up to $6.0 million. The loans under the Bank Credit Facility bear interest at the prime rate plus 0.5% per annum.

     In January 1998, four stockholders collectively loaned the Company $3.25 million (the "Stockholder Loans") which bore interest at 10.5% per annum. In connection with the Stockholder Loans, the stockholders also received warrants (the "1998 Warrants") to purchase 81,915 shares (on a post recapitalization basis) of the Company's common stock ("Common Stock"). The 1998 Warrants may be exercised prior to December 31, 2008 at an exercise price of $13.00 per share. The Stockholder Loans were repaid in full in May 1998 with approximately $3.4 million of the proceeds of the IPO.

     The Company anticipates that the total capital expenditures excluding acquisitions for 1998 will be approximately $2.0 million, and will relate primarily to cylinder displays, computer hardware and software development. The Company's capital expenditure and working capital requirements in the foreseeable future will change depending on the rate of the Company's expansion, the Company's operating results and any other adjustments in its operating plan as needed in response to competition, acquisition opportunities or unexpected events. The Company believes that the existing borrowing capacity under lines of credit, together with the remaining proceeds from the IPO and cash provided by operations, will be sufficient to meet the Company's working capital requirements through fiscal 1999. However, there can be no assurance that the Company will not seek or require additional capital in the future as a result of future acquisitions, expansion or otherwise.

Inflation

     The Company does not believe that inflation has had a material adverse effect on net sales or the results of operations. However, there can be no assurance that the Company's business will not be affected by inflation in the future.

Impact of New Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("Statement 131"). Statement 131 requires public business enterprises to adopt its provisions for periods beginning after December 15, 1997, and to report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods to shareholders. The Company is evaluating the provisions of Statement 131, but has not yet determined if additional disclosures will be required.

Year 2000 Compliance

     Certain of the Company's MIS use two digit data fields which recognize dates using the assumption that the first two digits are "19" (i.e., the number 97 is recognized as the year 1997). Therefore, the Company's date critical functions relating to the year 2000 and beyond, such as sales, distribution, inventory control and financial systems, may be adversely affected unless changes are made to these computer systems. The Company expects that upgrades to its MIS with respect to the year 2000 problem will require expenditures of approximately $35,000. However, no assurance can be given that these issues can be resolved in a cost-effective or timely manner or that the Company will not incur significantly greater expense in resolving these issues.

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     The Company is not presently involved in any material litigation nor, to their knowledge, is any material litigation threatened against the Company or its subsidiaries, other than routine litigation arising in the ordinary course of business and which is expected to be covered by insurance.

Item 2. Changes in Securities and Use of Proceeds

      The Company's Registration Statement (the "Registration Statement") on Form S-1 (File No. 333-47669) relating to the IPO was declared effective by the Securities and Exchange Commission on May 18, 1998. The offering by the Company of 3,105,000 shares of Common Stock (the "Shares") registered under the Registration Statement commenced on May 19, 1998 and the sale of the Shares closed on May 22, 1998 and June 2, 1998. All of the Shares registered were sold in the IPO at an aggregate price of $40,365,000 (before deducting underwriting discounts and commissions and offering expenses). The managing underwriters of the IPO were Hambrecht & Quist, LLC. After deducting total expenses comprising of $2,825,550 in underwriting discounts and commissions and $844,000 in offering expenses incurred through May 31, 1998, the Company received net proceeds from the IPO of $36,695,450. The Company paid $363,669.25 to Pedersen & Houpt, P.C. for legal services rendered in connection with the IPO through May 22, 1998. John Muehlstein, a director of the Company, is a partner in Pedersen & Houpt, P.C. No offering expenses or underwriting discounts and commissions were paid to any other directors, officers or their associates, or to any affiliate of the Company or any person(s) owning 10% or more of the Company's Common Stock.

     The Company used the net proceeds from the IPO to repay $29.1 million of principal and interest on indebtedness including $16.5 million on the Company's 10.5% Senior Discount Notes, $7.0 million outstanding under the Bank Credit Facility, $3.4 million on the Stockholder Loans and $2.2 million related to the purchase of cylinder displays previously financed under an operating lease facility. The remaining net proceeds of approximately $7.6 million will be used for general corporate purposes, including working capital and future acquisitions.

Item 3. Defaults Upon Senior Securities: None

Item 4. Submission of Matters to a Vote of Security Holders:

     On April 15, 1998, the Board of Directors submitted the following matters for the written consent of the holders of the Company's then outstanding Common Stock, Series A Convertible Participating Preferred Stock ("Old Preferred Stock") and 10.5% Senior Discount Notes:

A. The sale and issuance of Common Stock in the IPO equal to up to 45% of the issued and outstanding of the Common Stock of the Company after the IPO based on a pre-IPO valuation of the Company equal to or in excess of $50,000,000.

B. The acceleration of vesting of all outstanding options and restricted stock under the 1994 Stock Incentive Plan and the maintenance of the 1994 Stock Incentive Plan so long as any options issued thereunder remain outstanding and exercisable.

C. The adoption of the 1998 Stock Incentive Plan and reservation of approximately 3.75% of the Common Stock on a fully diluted, post-IPO, post-recapitalization basis for the grant of options thereunder and the adoption of the Non-employee Director Stock Option Plan and reservation of approximately 1.25% of the Common Stock on a fully diluted, post-IPO, post-recapitalization basis for the grant of options thereunder.

D. The repricing of the warrants issued in connection with the Stockholders' Loans at the price per share of the Common Stock sold in the IPO.

E. The filing of a Second Amended and Restated Certificate of Incorporation of the Company immediately prior to the closing of the IPO which includes a capitalization of 120,000,000 shares made up of 100,000,000 shares of Common Stock and 20,000,000 shares of blank check preferred stock.

F. The ratification of the filing of an Amendment to the Amended and Restated Certificate of Incorporation of the Company on March 9, 1998 which amendment increased the number of authorized shares of Common Stock from 65,000,000 shares to 68,000,000 shares.

G. The ratification of the corrective issuance of 216,115 shares of Common Stock pursuant to a consulting agreement with a former consultant of the Company.

     The Company's Amended and Restated Certificate of Incorporation allowed written consent of stockholders in lieu of a meeting. Pursuant to the Amended and Restated Certificate of Incorporation, Stockholder's Agreement and Unit Purchase Agreement (Each of which has been either superseded by the Company's Second Amended and Restated Articles of Incorporation or terminated), the following approval levels were necessary to consent to the aforementioned proposals:

Common Stock:  Consent of stockholders entitled to vote a majority of the outstanding shares. As of April 15, 1998, 23,526,456 shares of Common Stock were outstanding.

Old Preferred Stock:  Consent of stockholders entitled to vote in excess of 2/3 of the outstanding shares. As of April 15, 1998, 20,796,174 shares of Old Preferred Stock were outstanding.

10.5% Senior Discount Notes:  Consent of noteholders holding notes representing a majority of the outstanding principal balance on the 10.5% Senior Discount Notes. As of April 15, 1998, the principal balance of all outstanding 10.5% Senior Discount Notes was $12,575,000.

Following is a tabulation of the consents received by class for the proposals of the Board of Directors on April 15, 1998:

A.   The sale and issuance of up to 45% of the  Common Stock in the IPO.

                                   For                    Against/Withheld

Common Stock                       22,612,641             913,815

Old Preferred Stock                20,048,926             747,248

10.5% Senior Discount Notes        $10,259,161.98         $2,315,838.02

B. The acceleration of vesting of all outstanding options and restricted stock under the 1994 Stock Incentive Plan.

                                    For        Against/Withheld
Common Stock                       22,612,641           913,815

Old Preferred Stock                20,048,926           747,248

10.5% Senior Discount Notes    $10,259,161.98     $2,315,838.02

C. The adoption and reservation of shares for issuance under the 1998 Stock Incentive Plan and the Non-employee Director Stock Option Plan.

                                    For        Against/Withheld
Common Stock                       22,612,641           913,815

Old Preferred Stock                20,048,926           747,248

10.5% Senior Discount Notes    $10,259,161.98     $2,315,838.02

D. The repricing of the warrants issued in connection with the Stockholders' Loans.

                                    For        Against/Withheld
Common Stock                       22,612,641           913,815

Old Preferred Stock                20,048,926           747,248

10.5% Senior Discount Notes    $10,259,161.98     $2,315,838.02

E.   The filing of a Second Amended and Restated Certificate of Incorporation.

                                    For        Against/Withheld
Common Stock                       22,612,641           913,815

Old Preferred Stock                20,048,926           747,248

10.5% Senior Discount Notes    $10,259,161.98     $2,315,838.02

F. The ratification of the filing of the Amendment to the Amended and Restated Certificate of Incorporation of the Company.

                                    For        Against/Withheld
Common Stock                       22,612,641           913,815

Old Preferred Stock                20,048,926           747,248

10.5% Senior Discount Notes    $10,259,161.98     $2,315,838.02

G.   The ratification of the issuance of 216,115 shares of Common Stock.

                                    For        Against/Withheld
Common Stock                       22,612,641           913,815

Old Preferred Stock                20,048,926           747,248

10.5% Senior Discount Notes    $10,259,161.98     $2,315,838.02

Item 5. Other Information: None

Item 6. Exhibits and Reports on Form 8-K:

     (a) Exhibits

     3.1(a) Second Amended and Restated Certificate of Incorporation of the Company.

     27.2    Financial Data Schedule.

     (b) The Company has filed no reports on Form 8-K during the reporting period.

                                  Signatures

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                         Blue Rhino Corporation


Date:  July 2, 1998                 By:  /s/ Billy D. Prim
                                       --------------------------------------
                                         Billy D. Prim, Chairman, President and
                                         Chief Executive Officer


Date:  July 2, 1998                 By:  /s/ Mark Castaneda
                                       ----------------------------------------
                                         Mark Castaneda, Secretary and Chief
                                         Financial Officer