Form 10-K
period 1998-07-31
BLUE RHINO CORP
filed 1998-10-29
CIK 1034379

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                           _________________________

                                   FORM 10-K

[ X ]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended              Commission File Number
              July 31, 1998                             0-24287

                              BLUE RHINO CORPORATION
             (Exact name of registrant as specified in its charter)

                Delaware                                   56-1870472
    (State of other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                    Identification No.)

                          ____________________________

                            104 Cambridge Plaza Drive
                      Winston-Salem, North Carolina  27104
                    (Address of principal executive offices)
                                 (336) 659-6900

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                     Name of each exchange
           Title of each class                        on which registered
           -------------------                       ---------------------
                   None                                      None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                  Common Stock
                                  ------------
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [ X ].  No [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.   [ X ]

     At September 30, 1998, the aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant was approximately $46,572,185.

     At September 30, 1998, the number of shares outstanding of registrant's Common Stock was 7,630,873.

                      Documents Incorporated by Reference

     Portions of the Registrant's definitive Proxy Statement for the annual meeting of Stockholders which will be filed within 120 days after the fiscal year end covered by this report on Form 10-K are incorporated by reference in
Part III of this Form 10-K.

     Certain exhibits to the Registrant's registration statements on Form S-1 dated May 18, 1998 and September 30, 1998 are incorporated by reference as exhibits to this Form 10-K.

                           Forward Looking Statements

     Certain statements in Item 1 - Business and Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this Form 10K should be read as being applicable to all related forward-looking statements wherever they may appear in this Form 10K. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Risk Factors" as described in the Company's Registration Statements on Form S-1 as filed with the SEC on May 18, 1998 and September 30, 1998 as well as those discussed elsewhere herein. Unless otherwise indicated, all references to years in this Form 10-K refer to the Company's fiscal years, which ran as follows: from August 1, 1994 through July 31, 1995, August 1, 1995 through July 28, 1996, July 29, 1996 through July 31, 1997 and August 1, 1997 through July 31, 1998. The Blue Rhino(R) name, rhino logo, RhinoTUFF(R) and Tri-Safe/TM/ are registered trademarks of the Company. This Form 10-K also includes trademarks of companies other than the Company.

                            BLUE RHINO CORPORATION

                                     INDEX
                                     -----

                    For the fiscal year ended July 31, 1998


                                      PART 1:
Item 1:    Business                                                                4

Item 2:    Properties                                                             11

Item 3:    Legal Proceedings                                                      11

Item 4:    Submission of Matters to a Vote of Security Holders                    11

                                     PART II:

Item 5:    Market for Registrant's Common Equity and Related Stockholder Matters  12

Item 6:    Selected Financial Data                                                12

Item 7:    Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                  14

Item 7:    Quantitative and Qualitative Disclosures About Market Risk             23

Item 8:    Financial Statements and Supplementary Data                            24

Item 9:    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure                                    45

                                   PART III:

Item 10:    Directors and Executive Officers of the Registrant                    46

Item 11:    Executive Compensation                                                47

Item 12:    Security Ownership of Certain Beneficial Owners and Management        47

Item 13:    Certain Relationships and Related Transactions                        48

                                    PART IV:

Item 14:  Exhibits, Financial Statement Schedules, and Reports on Form 8-K        49

                                 PART I

Item 1 - Business

General

          Blue Rhino Corporation ("Blue Rhino" or the "Company") is a leading provider of grill cylinder exchange in the United States with cylinder exchange displays at over 9,500 retail locations in 46 states and Puerto Rico as of July 31, 1998. Cylinder exchange provides consumers with a convenient means to exchange empty grill cylinders for clean, safer, precision-filled cylinders. Blue Rhino cylinder exchange is offered at many of the major home center/hardware, mass merchant, grocery and convenience stores such as Home Depot, Lowe's, Sears Hardware, Wal*Mart, Kroger and SuperAmerica. Blue Rhino partners retailers and independent distributors to provide consumers with a nationally branded product as an alternative to traditional grill cylinder refill. The Company is focused on promoting its Blue Rhino brand through retailers and leveraging its network of 53 independent propane distributors. Because the distributors make the necessary investments in distribution infrastructure, Blue Rhino can dedicate its efforts and capital to brand development, value-added marketing, customer service and management information systems ("MIS"). During the fiscal year ended July 31, 1998, the Company's sales increased approximately 93% from the prior year's comparable period to approximately $27.4 million as a result of the growth of sales at existing locations and the addition of over 5,000 new retail locations.

          Blue Rhino is creating a new paradigm for the grill cylinder exchange market which provides benefits to consumers, retailers and distributors. Blue Rhino offers consumers a new, convenient, branded product alternative to grill cylinder refilling. Blue Rhino provides retailers with a high margin, turn-key branded service which has the potential to increase customer traffic and utilization of exterior retail space. Blue Rhino's cylinder exchange program provides independent distributors with a counter-seasonal complement to their traditional propane business as well as access to major retail accounts, sophisticated MIS and marketing support.

          The Company believes that in the highly fragmented and regionally focused cylinder exchange industry, opportunities exist to expand through selective acquisitions of smaller cylinder exchange businesses with established retail accounts. During fiscal 1998, the Company completed 15 acquisitions of regional cylinder exchange providers, adding over 2,200 retail locations for a total purchase price of approximately $4.7 million, including approximately $3.6 million in cash, seller financing of $318,000 and $750,000 worth of Common Stock. The largest acquisition involved the acquisition of 750 new locations. Typically the Company resells or leases assets acquired in these acquisitions to the Blue Rhino distributor which services the accounts acquired by the Company.

          After operating as a privately held business for several years, the Company registered and sold 3,105,000 shares of its Common Stock to the public in May 1998 (the "Initial Public Offering") becoming subject to the reporting requirements under the Securities Exchange Act of 1934, as amended, on May 18, 1998. In connection with its Initial Public Offering, the Company undertook a recapitalization of its existing equity which included (i) converting all outstanding shares of its Series A Convertible Participating Preferred Stock ("Preferred Stock") into Common Stock, (ii) converting the accrued dividends on the Preferred Stock into Common Stock (iii) issuing Common Stock upon the cashless exercise of all warrants issued prior to 1998 and (iv) undertaking a 1 for 13.22513 reverse split of its Common Stock.

          Blue Rhino Corporation was incorporated in North Carolina on March 24, 1994 and reincorporated in Delaware on December 16, 1994. The Company has two wholly owned subsidiaries, Rhino Services, L.L.C., a Delaware limited liability company ("Rhino Services"), and CPD Associates, Inc., a North Carolina corporation ("CPD"). Rhino Services offers centralized purchasing services to the Company's distributors. CPD was formed to hold the Company's intangible assets. The Company maintains its executive offices at 104 Cambridge Plaza Drive, Winston-Salem, North Carolina 27104. The Company's telephone number is
(336) 659-6900.

Industry Background

          Barbecue Grill Market. Outdoor barbecuing is increasingly one of the most popular outdoor activities in the United States driven by consumer trends to healthier food preparation, as well as the desire to spend more time outside at family and social gatherings. The popularity of propane grills has increased significantly in recent years with Barbecue Industry Association ("BIA") statistics indicating that propane grill sales now exceed the combined sales of charcoal, natural gas and electric grills. According to a 1997 survey ("1997
BIA Study") conducted on behalf of the BIA, consumers enjoy the convenience of propane grills over charcoal grills as they light easier, heat up faster and require less preparation and clean up time. Furthermore, the 1997 BIA Study indicates that approximately 68% of propane grill owners use their grills throughout the year.

          According to the 1997 BIA Study, approximately 38.5 million United States households own a propane grill, with the number of propane grill purchases growing at a rate of 8% per year from 3.2 million in 1990 to more than
6.0 million in 1997. The 1997 BIA Study also indicates that the average propane grill owner uses 1.8 cylinders of propane per year, creating an estimated market for grill cylinder fills of approximately 69.0 million per year. Based on these estimates, the Company believes the annual retail market for grill cylinder refills is approximately $1.0 billion. There can be no assurance that such growth rates will continue or be sustained or that the Company will benefit from any such growth.

          Grill Cylinder Exchange. In recent years, cylinder exchange has emerged as a convenient alternative to refilling cylinders at traditional propane filling stations. Cylinder exchange, in which the consumer exchanges an empty grill cylinder for one which is full, is available at retail locations such as home center/hardware, mass merchant, grocery and convenience stores. These retailers typically have longer business hours and are more convenient for consumers than filling stations. The Company believes that as cylinder exchange becomes more widely available consumers will embrace it in place of refilling, which often involves traveling to a remote location and waiting for a refill. Growing consumer acceptance of cylinder exchange is indicated by BIA estimates that cylinder exchange increased from less than 10% of grill cylinder transactions in 1995 to 21% in 1997.

          The Company believes that the grill cylinder exchange industry is highly fragmented with numerous regional distributors typically serving less than 500 locations each. The Company believes this fragmentation results in part from the relative newness of cylinder exchange and the unique set of challenges cylinder exchange poses to commercially focused traditional propane distributors. To build critical mass at the consumer level, propane distributors must establish and maintain relationships with major retailers, many of which prefer to stock quality, branded products supplied by reliable, sophisticated vendors. To service retail cylinder exchange accounts, propane distributors must make capital investments in cylinder displays, grill cylinders, refurbishing equipment and vehicles not used in their traditional propane business. Finally, to properly account for complex exchange, upgrade and sale transactions, propane distributors must invest in sophisticated management information and accounting systems tailored to servicing retailers.

The Blue Rhino Product

          Blue Rhino is creating a new paradigm for the cylinder exchange market which provides benefits to consumers, retailers and distributors. Blue Rhino offers consumers a new, convenient, branded product alternative to grill cylinder refilling. Blue Rhino provides retailers with a high margin, turn-key branded service which has the potential to increase customer traffic and utilization of exterior retail space. In addition, Blue Rhino offers retailers a full service program, including direct delivery, regular inventory maintenance, centralized billing, electronic data interchange ("EDI") and detailed reporting typically unavailable from traditional propane distributors. For Blue Rhino's independent distributors, this cylinder exchange program provides a counter-seasonal complement to their traditional propane business as well as access to major retail accounts, sophisticated MIS and marketing support.

Business Strategy

          Blue Rhino's strategy is to continue to build its national brand and capitalize on its position as the leading grill cylinder exchange provider through the following initiatives:

          Promote the Blue Rhino Brand and Drive Consumer Awareness. The Company's branding efforts focus on developing and maintaining a brand identity synonymous with a convenient, clean and safer product. Blue Rhino has created a distinctive Blue Rhino brand name and rhino logo which are prominently displayed on cylinder sleeves and displays. The Company also plans to undertake brand marketing and promotional initiatives, including point of purchase displays, cross marketing promotions with other barbecue-related products, print media and cooperative advertising. The Company's recognized brand also provides a platform to introduce new Blue Rhino products to the backyard living category.

          Deliver Clean, Safer Cylinders at Convenient Locations. The Company believes that convenience and safety are critical factors in achieving consumer acceptance of cylinder exchange. Blue Rhino cylinder exchange allows consumers to exchange empty cylinders for clean, precision-filled, cylinders at a variety of well known, convenient retail locations. Blue

Rhino distributors refill and resleeve cylinders according to prescribed standards designed to prevent overfills or refills of unsafe cylinders. Each Blue Rhino cylinder has a consistent, like-new appearance, which the Company believes enhances retail sales and consumer loyalty.

          Expand Relationships and Increase Sales with Retailers. The Company's relationships with major retailers such as Home Depot, Lowe's, Sears Hardware, Wal*Mart, Kroger and SuperAmerica, allow it to place cylinders in a large number of convenient, high traffic locations. The Company believes that its ability to provide national and regional retailers with a single vendor for branded grill cylinder exchange supported by value-added customer service, marketing and MIS gives it a competitive advantage over traditional propane distributors. The Company believes there are approximately 225,000 potential grill cylinder exchange locations in its targeted markets of which it currently services approximately 9,500. The Company plans to continue to increase the number of new retail locations by driving sales within existing retail accounts. In fiscal 1998, the Company added over 5,000 retail locations.

          Leverage National Distributor Network. Over the past two years the Company has established a network of 53 independent distributors serving 46 states and Puerto Rico. The Company believes that this distribution network strategically positions it to cover approximately 90% of the grilling markets in the United States. The Company plans to leverage this network by aggressively increasing each distributor's market penetration through the addition of new retail locations. Additionally, five of these distributors are dedicated exclusively to developing and providing Blue Rhino cylinder exchange in certain of the Company's key geographic markets.

          Pursue Strategic Account Acquisitions. The Company believes that in the highly fragmented and regionally focused cylinder exchange industry, opportunities exist to expand through selective acquisitions of smaller cylinder exchange businesses with established retail accounts. The Company has added over 2,200 retail locations in fiscal 1998 via a number of acquisitions for a total purchase price of approximately $4.7 million, including approximately $3.6 million in cash, seller financing of $318,000 and $750,000 worth of Common Stock. Subsequent to July 31, 1998, the Company has completed three acquisitions representing approximately 450 retail locations and has signed six letters of intent to acquire approximately 1,150 locations.

Cylinder Exchange Program

          A typical cylinder exchange transaction begins when a Blue Rhino distributor visits a retail location to replenish the grill cylinder display. The distributor enters an inventory of the cylinders in the display rack into a handheld computer which, utilizing an advanced algorithm in the Company's proprietary Blue Rhino Electronic Accounting System ("BREAS") software, automatically calculates the number and type of cylinder exchanges, upgrades and sales for the location and creates a delivery ticket for the retailer. Distributors routinely electronically transfer their delivery and inventory information to Blue Rhino. Blue Rhino then prepares a centralized bill for each retailer which typically is transmitted in a customized electronic format compatible with their existing systems. Blue Rhino collects invoiced amounts directly from the retailers and in turn remits a fixed amount per cylinder transaction to its distributors. The Company negotiates terms of payment with retailers which are generally 30 days from the date of invoice, as is standard for consumable retail products. The Company in turn remits payment to its distributors on the fifteenth of each month for transactions occurring during the previous month.

Brand Marketing

          The Company's marketing efforts focus primarily on developing and maintaining a brand identity synonymous with a convenient, clean and safer product which enhances consumer loyalty and builds retailer and distributor relationships. The Company's brand marketing efforts include the following Company initiatives:

          Blue Rhino Cylinder Packaging. Blue Rhino cylinders are covered with a distinctive and colorful RhinoTUFF cylinder sleeve. The RhinoTUFF cylinder sleeve contains safety and use information along with a prominent display of the Blue Rhino name and rhino logo. The RhinoTUFF sleeve also protects the cylinders from damage during shipping and handling and from exposure to the elements. The Company believes that this unique branded packaging increases consumer recognition and loyalty.

          Blue Rhino Cylinder Displays. Blue Rhino cylinder displays, which prominently feature the Blue Rhino name and logo, are typically located near a retailer's main entrance or in their lawn and garden department providing "billboard" advertising for the Company's products. The Company believes these cylinder displays enhance consumer awareness of the Blue Rhino brand and reinforce the association of Blue Rhino with convenient, clean and safer grilling.

          Promotions. Blue Rhino has selectively placed targeted broadcast and print media advertising campaigns that focus on raising consumer awareness of the Blue Rhino name and service. Such advertising may also include certain special promotions to encourage purchases of spare filled cylinders before the grilling season. Blue Rhino is actively involved with consumer, trade and regulatory associations in an effort to promote the growth of cylinder exchange. Ongoing Blue Rhino promotions include development of the Company's web site (www.bluerhino.com), co-operative advertising programs, cooking and safety demonstrations and direct mail initiatives.

Retailer Relationships

          The Company targets the following four categories of retailers:

        Retail Category                    Major Accounts
-------------------------------  ----------------------------------
 Home Centers/Hardware Stores    Home Depot, Lowe's, Sears Hardware
 Mass Merchants                  Wal*Mart, Kmart, Meijer
 Grocery Stores                  Kroger, Food Lion, Winn Dixie
 Convenience Stores              SuperAmerica, Kwik Shop, Conoco

          Retailer Opportunity. Blue Rhino offers retailers the opportunity to increase sales and profits with minimal time and financial investment. Blue Rhino cylinder exchange is available to retailers nationally, providing retailers with attractive sales margins while utilizing exterior retail space. In addition, Blue Rhino has the potential to increase retailers' sales of ancillary products through increased traffic from repeat cylinder exchange customers and cross-marketing initiatives with other barbecue-related products.

          Account Set-Up. Blue Rhino actively assists distributors and retailers in obtaining local permits to set up the cylinder exchange program and developing a site plan for cylinder displays. The permitting process is generally completed within sixty days. Typically, within two weeks of obtaining the necessary permits or other approvals, the distributor installs the cylinder displays at the retail location. During the set-up process, Blue Rhino's customer service and training personnel conduct in-store training and provide safety manuals to store employees.

          Account Service. Blue Rhino cylinder exchange is a turn-key program in which the Company and its distributors set up new accounts, train store employees, deliver the cylinders directly to retail locations, maintain the display racks and cylinder inventory and provide ongoing marketing and sales support. In addition, through its nationwide distributor network, the Company can install and service the Blue Rhino program at almost any domestic location of the retailer.

          Sales Support. The Company's retail sales organization is divided into four regions and includes seven corporate sales executives supported by a network of approximately 500 independent sales representatives and grocery brokers. This sales force is responsible for selling the Blue Rhino program to targeted retailers and developing value-added relationships with manufacturers of grills and other barbecue-related products. Blue Rhino's sales managers analyze sales volume by location and coordinate promotions to maximize sales opportunities.

          Systems Support. Through the use of its electronic accounting software BREAS, the Company provides accurate, timely customized invoices and can provide EDI to relieve store managers of processing invoices generated by a local propane distributor. The Company, through the use of its Online Account Sales Information System ("OASIS"), is capable of providing retailers with detailed information regarding sales trends at each of its Blue Rhino locations.

          Customer Service. The Company places a high priority on customer service and as a result has hired a telemarketing service company, Ruppman Marketing Technologies, Inc. ("Ruppman"), to provide customer and retailer assistance. Ruppman is an experienced customer service organization which has provided similar services to a variety of major consumer product companies, including Saturn, Motorola Inc. and Sony Corp. By staffing this function through an experienced outside vendor, the Company believes it provides a vital service to its end-users while taking advantage of the cost savings associated with a dedicated third party provider.

          Major Retailers. The Company depends upon its relationships with a limited number of major retailers for a significant portion of its sales. Home Depot, Lowe's and Wal*Mart each represented in excess of 15% of the Company's sales for fiscal 1998. These retailers, as a group, represented approximately 58% of the Company's sales for fiscal 1998 with Home Depot representing 26% of the Company's sales for the period. As a result, the Company's success depends, in part, upon the business success and growth of such retailers and such retailers' willingness to offer Blue Rhino cylinder exchange. Failure to maintain relationships with any of these retailers could have a material adverse effect on the Company's business, financial condition and results of operations.

Distributor Network

          In an effort to build a strong national cylinder exchange program, Blue Rhino has sought to attract experienced, well-capitalized, safety conscious propane distributors to service its target gas grilling markets nationwide.

          Distributor Opportunity. Propane distributors have traditionally generated a large part of their sales during cold weather months. Blue Rhino provides distributors with an attractive counter-seasonal propane business and access to major retail accounts in a growing market. The Company continually pursues new relationships and additional locations with existing retail partners to increase the density of each distributor's territory. Blue Rhino personnel are experienced in regulatory matters and assist distributors in completing the permitting and set-up process. The Company established the Distributor Incentive Stock Option Plan (the "Distributor Option Plan") pursuant to which it has reserved 400,000 shares of its Common Stock for issuance upon the exercise of options granted to distributors. The Company has granted existing distributors options to purchase 240,887 shares under the Distributor Option Plan. The Company, through its Rhino Services, L.L.C. subsidiary, also offers distributors a cooperative propane buying program and cylinder financing program. The Company leases cylinder display racks and subleases handheld computers to its distributors. The cylinder display racks are subject to leases pursuant to which the distributors pay the Company monthly rental payments equal to 1% of the initial purchase price of the display racks for the term of the lease. The distributors are also responsible for maintenance, insurance and risk of loss with respect to the subleased cylinder display racks. The cylinder display rack leases may be terminated by either party on 60 days notice. The distributors pay $1.00 per month for each handheld computer which they sublease from the Company, which is approximately $155 less than the average monthly rents the Company pays on its leases for the handheld computers. Either party may terminate the handheld computer subleases on 60 days notice.

          Distributor Standards. The Company sets standards for and continually monitors its distributors to ensure a high level of account service. Distributors are encouraged to develop an infrastructure sufficient to: (i) complete customer installations within two weeks of receipt of all necessary permits and governmental approvals; (ii) resolve stock-outs within 48 hours;
(iii) respond to emergency requests within 30 minutes; and (iv) refurbish and, when necessary, recertify cylinders according to prescribed standards. The Company helps ensure product quality by regularly checking on distributor compliance with Blue Rhino refilling, packaging, safety and delivery standards.

          Distributor Selection Process. Blue Rhino has selectively identified and pursued high quality distributors through direct contacts and industry trade forums. The Company screens all distributor candidates by reviewing credit reports and safety records and conducting management reference checks. As a result of this thorough selection process, Blue Rhino has replaced only two distributors to date.

          Distributor Services. Blue Rhino employs business development managers to cultivate and manage ongoing distributor relationships, address set-up and servicing problems and provide distributors with marketing feedback and industry updates. Blue Rhino also employs safety and training personnel who provide set-up seminars and safety training. This continuing support allows distributors to concentrate their efforts on opening and servicing retail locations.

          Dedicated Distributors. In order to establish a presence in and rapidly develop certain key markets, the Company has entered into distribution agreements with five distributors dedicated solely to providing Blue Rhino cylinder exchange. Platinum Propane, the Company's largest distributor by locations served and sales revenues generated, covers the Company's south/southeast, Chicago and Los Angeles markets and Ceramic Industries Inc. serves the Houston and Dallas markets. Three recently formed distributors, Caribou Propane, Javelina Propane and Raven Propane service the Pacific northwest, Phoenix and New Jersey/Philadelphia markets, respectively. These distributors are related parties to the Company.

          Distribution Agreements. The Company has entered into distribution agreements with each of its 53 distributors on substantially similar terms. Pursuant to these agreements, each distributor must meet prescribed service standards and maintain designated amounts of liability insurance naming the Company as an additional insured party. The agreements typically run for a term of five years and may be terminated by the Company if, among other things, the distributor does not meet certain required service levels. Each agreement also includes a two-year non-compete clause in the event an agreement is terminated.

          Major Distributors. Approximately 48% of the Company's retail locations are serviced by five of the Company's 53 distributors. Sales by these key distributors resulted in approximately 63% of the Company's revenues for fiscal 1998. A related party, Platinum Propane Holding, L.L.C. and its subsidiaries (collectively, ''Platinum Propane'') accounted for approximately 38% and Ceramic Industries, Inc. accounted for approximately 10% of the Company's revenues, for fiscal 1998. A disruption in service by one or more of these key distributors may adversely affect the Company's results of operations.

          In connection with the Company's transition from a vertically integrated business model to an independent distributor business model, the Company sold most of its distribution assets to its independent distributors. In most of these sales the purchase price was represented by a promissory note from the distributor to the Company payable monthly over 60 months and bearing 10.5% interest. The Company has a lien on the assets which it sold to the distributors pursuant to security agreements which contain standard representations and covenants intended to protect the Company's security interest. As of July 31, 1998, seven distributors owed the Company in the aggregate approximately $1.3 million for the purchase of distribution assets from the Company.

Management Information Systems

          The Company has made a substantial investment in MIS which enhances its ability to serve retailers and helps to differentiate the Company from other providers of cylinder exchange and cylinder refill services. Blue Rhino's technology utilizes highly integrated, scalable software applications which cost-effectively support the Company's growing retail location base. The Company's systems also allow the Company to use historical data to further enhance the execution, service and identification of new markets and marketing opportunities. The primary components of the Company's systems include the following:

          Sales and Marketing Support System. In partnership with Information Management System Services (''IMSS''), a subsidiary of R.J. Reynolds Tobacco Company, the Company has developed and implemented a custom relational database and information repository known as OASIS (Online Account Sales Information System). This system facilitates the exchange of information between distributors and the Company and allows the Company to develop a database to track delivery and transaction statistics.

          Distributor Level Technology. Each distributor is electronically linked to the Company's accounting and database systems which allow drivers to provide delivery, inventory and invoicing information through handheld computers. This technology provides retailers with accurate and timely inventory and invoices and assists the distributor in avoiding location stock-outs.

          Financial Systems. The Company uses BREAS, a custom software module which bridges the handheld computers used by the distributors to the Company's accounting and financial reporting system. All delivery transaction information entered into the handheld computers is uploaded routinely into BREAS where it is validated and transmitted to the Company's accounting system for invoice processing. Many retailers are invoiced via EDI, eliminating paper processing of those transactions. The Company pays distributors via electronic deposits to further minimize administrative costs. In connection with a planned enhancement of BREAS, the system will be upgraded to address year 2000 compliance issues. The Company has engaged Integrated Solutions International, L.L.C. to upgrade BREAS and believes that it will be fully operational and in year 2000 compliance within the next six months, however any failure to complete this upgrade by January 1, 2000 could lead to a significant disruption in the Company's ability to account for sales and deliveries, having a material adverse affect on the Company's business, financial condition and results of operations.

Seasonality

          The Company's business is subject to seasonal fluctuations, especially in colder regions of the United States, which have caused, and are expected to continue to cause, significant fluctuations in its quarterly results of operations. Approximately 48.8% of the Company's sales in fiscal 1998 occurred during its fourth quarter ending July 31, 1998. The Company anticipates that it will continue to derive the majority of its operating revenues from the spring and summer seasons when consumers are more likely to grill out, which coincide with the Company's third and fourth fiscal quarters (ending April 30 and July 31, respectively). The Company's timing and rate of establishing new retail locations and expenses incurred in anticipation of increased sales also have caused, and may continue to cause, quarterly fluctuations in the Company's results of operations. Accordingly, the results of operations in any quarter will not necessarily be indicative of the results that may be achieved for a full fiscal year.

Competition

          The grill cylinder refilling industry is highly fragmented and intensely competitive. The Company competes primarily on the basis of quality of product, service, perceived safety and price. The 1997 BIA Study results indicated that approximately 79% of the retail demand for grill cylinders was provided by traditional propane refilling stations rather than exchange. The Company's primary competition comes from the approximately 20,000 bulk refilling stations owned and operated by propane dealers, as well as certain rental outlets, recreational vehicle centers and hardware stores. Major propane providers such as AmeriGas Propane Partners, L.P. and Suburban Propane Partners, L.P. offer cylinder exchange in limited locations and could expand their cylinder exchange business nationally. These major propane providers have greater resources than the Company and may be able to undertake more extensive marketing campaigns and adopt more aggressive pricing policies than the Company. The Company also competes with numerous regional cylinder exchange programs which typically have operated in one or two states. There can be no assurance that these competitors will not expand their cylinder exchange programs nationwide. Furthermore, there can be no assurance that the Company will be able to compete effectively with current or future competitors or that the competitive pressures faced by the Company will not have a material adverse effect on the Company's business, financial condition and results of operations.

Governmental Regulation

          The storing and dispensing of propane is governed by guidelines published by the NFPA in Pamphlets 54 and 58. Recent NFPA initiatives include a requirement that all grill cylinders placed in use or recertified after September 30, 1998 be fitted with an overfill prevention device valve (''OPD Valve'') and all grill cylinders refilled after April 2002 have an OPD Valve. The distributor is also governed by local laws and regulations which vary by municipality and state. Typically, a distributor is required to obtain permits from a local fire marshal for each location at which propane is sold. The Company's regional and corporate staffs attempt to assist the distributors in this process whenever feasible. The Company plays an active role in drafting model state legislation through the National Propane Gas Association (''NPGA''), an industry association, which attempts to make state and local legislation uniform to provide consumers, retailers and distributors with up to date and appropriate regulations and safety.

Proprietary Rights

          The Company has invested substantial time, effort and capital in establishing the Blue Rhino brand name and believes that its trademarks are an important part of its business strategy. The Company has a trademark for the use of the Blue Rhino name and logo, the RhinoTUFF name, and trademark applications pending for Tri-Safe and Fuel Check names. While the Company may apply for additional trademarks or copyrights in the future, no assurance can be given that any trademarks or copyrights will be issued, that any of the Company's trademarks or patents will be held valid if subsequently challenged or that others will not claim rights in or ownership of the trademarks or copyrights and other proprietary rights held by the Company.

Employees

          As of July 31, 1998, the Company had 56 employees, of whom 17 were engaged in sales and marketing, 11 in distributor services, five in information systems and 23 in administration and finance. The Company has not experienced any work stoppages and considers its relations with its employees to be good.

Item 2 -- Properties

          The Company's headquarters are located in Winston-Salem, North Carolina in facilities leased by the Company from Platinum Services Corporation, an entity affiliated with the Corporation by common ownership and control. Pursuant to the terms of the lease, the Company pays annual rent of $82,000, plus its allocable share of all taxes, utilities and maintenance. Although the lease terminates, on December 31, 1998, the Company expects to renew the lease on substantially similar terms for an additional three-year term.


Item 3 -- Legal Proceedings

          In the ordinary course of its business, the Company is involved in certain pending or threatened legal proceedings from time to time. In the opinion of management, none of such legal proceedings currently pending or threatened will have a material effect on the financial position or results of operations of the Company.


Item 4 - Submission of Matters to a Vote of Security Holders

          The Company did not submit any matters to a vote of its security holders during the fourth quarter of the fiscal year covered in this report.

                                    PART II


Item 5 -- Market for the Registrant's Common Equity and Related Stockholder Matters

          The Common Stock of the Company has been traded on the Nasdaq National Market under the symbol RINO since the Company's initial public offering on May 19, 1998 (the "Initial Public Offering"). The highest and lowest closing sale prices for the Common Stock, as reported by the Nasdaq National Market, for the periods indicated, are set forth in the following table.

Fiscal 1998          High      Low
                    -------  -------
  First Quarter           -        -
  Second Quarter          -        -
  Third Quarter           -        -
  Fourth Quarter    $19.125  $14.375

          As of July 31, 1998, there were approximately 54 holders of record of the Company's Common Stock.

          The Company has never declared or paid any cash dividends on shares of its Common Stock. The Company currently intends to retain its earnings for future growth and, therefore, does not anticipate paying any cash dividends in the foreseeable future. The payment of cash dividends in the future will be at the discretion of the Board of Directors and may be prohibited under any then existing financing agreements. There can be no assurance that the Company will pay any dividends in the future.

          In connection with the Initial Public Offering, the Company issued a total of 3,105,000 shares of Common Stock and received proceeds, net of underwriters discounts and commissions and other offering expenses, of approximately $36.4 million. The Company utilized the net proceeds from the Initial Public Offering to repay approximately $29.1 million of principal and interest on indebtedness including approximately $16.5 million on the Company's 10.5% Senior Discount Notes, approximately $7.0 million outstanding under the Bank Credit Facility, approximately $3.4 million on the 1998 Stockholder Loans and approximately $2.1 million for the purchase of cylinder displays previously financed under an operating lease facility. The Company used approximately $350,000 of the net proceeds to acquire assets from seven local and regional cylinder exchange providers adding approximately 200 new accounts through these acquisitions. The Company also used approximately $1.3 million for general corporate purposes during the fourth quarter of fiscal 1998. As of July 31, 1998, the remaining net proceeds from the Initial Public Offering totaled approximately $5.9 million which the Company intends to use for general corporate purposes, including working capital and future acquisitions.


Item 6 -- Selected Consolidated Financial Data

          The following selected consolidated income statement and balance sheet data of the Company as of and for the fiscal years ended July 31, 1994, July 31, 1995, July 28, 1996, July 31, 1997 and July 31, 1998 have been derived from the Company's audited consolidated financial statements. The financial data set forth below should be read in conjunction with "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8 - Financial Statements and Supplemental Data - Consolidated Financial Statements of the Company and Related Notes Thereto" included elsewhere herein.

                                                      Predecessor
                                                      -----------
                                                      Company(1)                            Fiscal Year
                                                      ----------   -------------------------------------------------------------
                                                       June 30,      July 31,      July 31,    July 28,    July 31,    July 31,
                                                       --------      --------      --------    --------    --------    --------
                                                         1994          1994          1995        1996        1997        1998
                                                         ----          ----          ----        ----        ----        ----
                                                             (in thousands, except per share and selected operating data)
Consolidated Statement of Operations Data:
   Net sales--distributors............................  $  --         $   --       $    --    $  2,386    $ 13,060     $27,372
   Net sales--direct..................................    393             56         2,728       5,830       1,151          --
                                                        -----         ------       -------    --------    --------     -------
     Total net sales..................................    393             56         2,728       8,216      14,211      27,372
                                                        -----         ------       -------    --------    --------     -------
   Cost of sales--distributors........................     --             --            --       1,811       9,873      20,525
   Cost of sales--direct..............................    126             59         3,523       6,089       1,771          --
                                                        -----         ------       -------    --------    --------     -------
     Total cost of sales..............................    126             59         3,523       7,900      11,644      20,525
                                                        -----         ------       -------    --------    --------     -------
   Gross profit (loss)................................    267             (3)         (795)        316       2,567       6,847
                                                        -----         ------       -------    --------    --------     -------
   Operating expenses (income):
     Sales and marketing..............................     --             --           532       1,112       1,950       2,392
     General and administrative.......................    228            374         2,787       3,192       3,022       3,591
     Lease income, net................................     --             --            --         (89)       (143)        (81)
     Depreciation and amortization....................     25              3           284         868         873       1,278
     Nonrecurring charges (2).........................     --             --            --       1,363         970         563
                                                        -----         ------       -------    --------    --------     -------
       Total operating expenses.......................    253            377         3,603       6,446       6,672       7,743
                                                        -----         ------       -------    --------    --------     -------
   Income (loss) from operations......................     14           (380)       (4,398)     (6,130)     (4,105)       (896)
   Other expense (income):
     Interest expense.................................      5             --           287       1,469       1,665       1,707
     Other (income) expense, net......................     (2)            --           (25)       (168)       (186)       (234)
                                                        -----         ------       -------    --------    --------     -------
       Net income (loss)..............................  $  11         $ (380)      $(4,660)   $ (7,431)   $ (5,584)    $(2,369)
                                                        =====         ======       =======    ========    ========     =======
       Loss applicable to common  stockholders (3)....     --         $ (380)      $(5,055)   $ (8,067)   $ (6,271)    $(2,965)
                                                        =====         ======       =======    ========    ========     =======
   Loss per common share:
     Basic and diluted................................     --         $(0.25)      $ (3.09)   $  (4.96)   $  (3.74)    $ (1.01)
     Pro forma diluted (4)............................     --             --       $ (1.08)   $  (1.72)   $  (1.27)    $ (0.47)
   Weighted average common shares used in computing
     loss per common share:
     Basic and diluted................................     --          1,517         1,638       1,628       1,678       2,945
     Pro forma diluted (4)............................     --             --         4,303       4,313       4,406       5,077
Selected Operating Data:
   Retail locations (at period end)...................     --            331         1,608       2,981       4,400       9,500
   Cylinder transactions (000's)......................     --              5           306         769       1,239       2,201

                                                                     July 31,      July 31,    July 28,    July 31,    July 31,
                                                                     --------      --------    --------    --------    --------
                                                                       1994          1995        1996        1997        1998
                                                                       ----          ----        ----        ----        ----
                                                                         (in thousands)
Consolidated Balance Sheet Data:
   Cash and cash equivalents..........................                $  150       $   209    $  1,126    $    325     $ 5,908
   Working capital....................................                   109        (3,264)      1,580         737      11,689
   Total assets.......................................                   631        10,424      11,897       9,974      30,577
   Long-term obligations, less current maturities.....                   518         1,361      14,174      16,110         260
   Total stockholders' (deficit) equity...............                  (179)       (5,149)    (13,217)    (18,488)     24,923

-------------

(1) Effective June 30, 1994, the assets of American Cylinder Exchange (the "Predecessor Company") were contributed to the Company in exchange for approximately 98,000 shares of Common Stock which were distributed to the Predecessor Company's shareholders.

(2) See Note 11 of Notes to Consolidated Financial Statements for an explanation of the nonrecurring charges.

(3) Includes net loss less redeemable preferred stock dividends of $395, $636, $687 and $596 for fiscal 1995, 1996, 1997 and 1998, respectively.

(4) The unaudited pro forma information assumes the conversion of Preferred Stock, Preferred Stock dividends and the exercise of warrants outstanding (other than the 1998 Warrants) were effective as of the beginning of the first year presented.


Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with "Item 6--Selected Consolidated Financial Data" and the Company's Consolidated Financial Statements and Notes thereto included in Item 8 of this Form 10K.

Overview

     Blue Rhino was founded in March 1994 and has become a leading provider of grill cylinder exchange in the United States offering consumers a convenient means to obtain fuel for their barbecue grills. The Company originally focused on serving markets in the southeastern United States and has since developed a network of 53 independent distributors which deliver Blue Rhino grill cylinder exchange to approximately 9,500 retail locations in 46 states and Puerto Rico as of July 31, 1998. During the fiscal year ended July 31, 1998, the Company's sales increased approximately 93% from the prior year's comparable period to approximately $27.4 million as a result of the growth of sales at existing locations and the addition of over 5,000 new retail locations.

     Since its formation, the Company has focused on creating an infrastructure to support its nationwide cylinder exchange program. Initially, the Company developed a vertically integrated operation, purchasing and leasing grill cylinders, cylinder displays, filling sites, refurbishing equipment and delivery trucks while at the same time developing a sales, marketing and MIS infrastructure. In March 1996, the Company began to transition from a vertically integrated business model to an independent distributor business model in order to implement its cylinder exchange program in a more capital efficient manner and to accelerate development of its program. At this time, the Company began to dispose of distribution assets and to enter into exclusive agreements with independent distributors to refurbish and refill cylinders and service Blue Rhino's retail accounts. As a result, the Company has significantly accelerated the growth of its nationwide service, pursued additional retailer relationships and invested in the sales, marketing and MIS infrastructure to support its growing cylinder exchange program. The Company expects to focus future capital investments on cylinders, cylinder displays and continued enhancement of its MIS. The transition to a 100% independent distributor business model was completed in the third quarter of fiscal 1997 although some expenses related to the prior business model were incurred in 1998.

     The Company currently offers three types of grill cylinder transactions:
(i) like for like cylinder exchanges; (ii) cylinders with valve upgrades offering additional safety features; and (iii) outright cylinder sales. The Company's net sales from cylinder exchanges, cylinder upgrades and cylinder sales comprised approximately 81%, 10% and 9%, respectively, of the Company's net sales for fiscal 1998. The Company's suggested retail prices for cylinder exchanges, cylinder upgrades and cylinder sales are currently $14.99, $24.99 and $39.99, respectively, although the actual prices for these transactions may vary from retailer to retailer. The Company recognizes net sales at the time its distributor makes a delivery at a retail location. The Company invoices its retailers, receives payment and remits a fixed portion of this payment to its distributors for their services. The Company's net sales growth depends on increasing sales at existing locations and increasing the number of new retail locations that it serves. Other factors which influence net sales include seasonality, consumer awareness, weather conditions, new grill sales, alternative uses for grill cylinders, promotional activities and advertising.

     The Company's cost of sales are comprised of a fixed charge per cylinder transacted which is paid to distributors based upon the type of transaction and determined on a contractual basis. Cylinder sales have the highest cost of sales per unit while cylinder exchanges have the lowest cost of sales. Selling and marketing expenses are primarily comprised of compensation, commissions and promotional and travel costs. General and administrative expenses are primarily comprised of compensation, professional fees, rent, software development and travel costs. Lease income, net is comprised of revenue from cylinder displays and certain plant facilities and equipment leased to distributors offset by rent expense paid by the Company to lease the cylinder displays under an operating lease. Depreciation and amortization consist primarily of depreciation of cylinder displays and to a lesser extent, depreciation on equipment, buildings, computer hardware and software and amortization of intangibles. Operating expenses also include non-recurring charges of approximately $1.4 million, $1.0 million and $563,000 incurred during fiscal 1996, 1997 and 1998, respectively, as the Company transitioned from a vertically integrated business model to its present independent distributor business model. The Company does not anticipate incurring any additional charges in connection with this transition.

     While the Company believes that it has created the infrastructure necessary to support a nationwide cylinder exchange program, development of this infrastructure has resulted in an accumulated deficit of approximately $21.4 million as of July 31, 1998. This has resulted in a net operating loss carryforward for federal income tax purposes of approximately $19.9 million which is available to be used to offset future taxable income, if any. Based on the Company's history of operating losses, the Company has recorded a valuation allowance to the full extent of its net deferred tax asset.

Results of Operations

     The following table sets forth, for the periods indicated, the percentage relationship of certain items from the Company's statement of operations to net sales. Due to the Company's change in its business model and its rapid sales growth, any trends reflected by the following table may not be indicative of future results.

                                                        Percentage of total Net Sales
                                                        -----------------------------
                                                             Fiscal Year Ended
                                                          -----------------------
                                                      July 28,    July 31,    July 31,
                                                      --------    --------    --------
                                                        1996        1997        1998
                                                        ----        ----        ----
Total net sales....................................     100.0%      100.0%      100.0%
Total cost of sales................................      96.2        81.9        75.0
                                                       ------      ------       -----
Gross margin.......................................       3.8        18.1        25.0
                                                       ------      ------       -----

Operating expenses (income):
   Sales and marketing.............................      13.5        13.7         8.7
   General and administrative......................      38.9        21.3        13.2
   Lease income, net...............................      (1.1)       (1.0)       (0.3)
   Depreciation and amortization...................      10.6         6.1         4.7
   Nonrecurring charges............................      16.5         6.8         2.1
                                                       ------      ------       -----
       Total operating expenses....................      78.4        46.9        28.4
                                                       ------      ------       -----
Loss from operations...............................     (74.6)      (28.8)       (3.4)
Other expense (income):
   Interest expense................................      17.8        11.7         6.2
   Other income, net...............................      (2.0)       (1.3)       (0.9)
                                                       ------      ------       -----
Net loss...........................................     (90.4)%     (39.2)%      (8.7)%
                                                       ======      ======       =====
As a percentage of total net sales
   Net sales--distributors.........................      29.0%       91.9%      100.0%
   Net sales--direct...............................      71.0%        8.1%         --
Total gross margin.................................       3.8%       18.1%       25.0%
   Gross margin of net sales--distributors.........      24.1%       24.4%       25.0%
   Gross loss of net sales--direct.................      (4.4)%     (53.9)%         --


Comparison of Years Ended July 31, 1997 and 1998

     Net sales. Net sales consist of net sales from the Company's current independent distributor network ("net sales--distributors") and to a lesser extent to the Company's previous vertically integrated distribution operations ("net sales--direct"). During the third quarter of fiscal 1997, the Company completed its transition to the independent distributor business model and, as a result, all of the Company's net sales during fiscal 1998 were, and for the foreseeable future will be, net sales--distributors. Total net sales increased 92.6% from approximately $14.2 million for fiscal 1997 to approximately $27.4 million for fiscal 1998. Net sales--distributors increased 109.6% from approximately $13.1 million in fiscal 1997 to approximately $27.4 million in fiscal 1998. The increase in net sales--distributors was due primarily to the increase in the number of retail locations placed in service and the corresponding increase in the number of cylinder transactions during the period. The installed base of retail locations increased 116.0% from approximately 4,400 locations at July 31, 1997 to approximately 9,500 locations at July 31, 1998. The number of cylinders transacted increased 77.6% from approximately 1.2 million units in fiscal 1997 to approximately 2.2 million units in fiscal 1998.

     Gross margin. Gross margin increased from 18.1% in fiscal 1997 to 25.0% in fiscal 1998. This increase was due to the shift in net sales from a vertically integrated business model to an independent distributor business model. With respect to net sales--distributors, gross margin increased from 24.4% in fiscal 1997 to 25.0% in fiscal 1998. This increase was due to a shift in the mix of cylinders transacted, with lower margin cylinder sales accounting for a smaller percentage of total net sales than in previous years as well as a price increase, which became effective April 1, 1998 on all cylinder transactions.

     Sales and marketing expenses. Sales and marketing expenses increased 22.7% from approximately $2.0 million in fiscal 1997 to approximately $2.4 million in fiscal 1998 but decreased as a percentage of total net sales from 13.7% in fiscal 1997 to 8.7% in fiscal 1998. The increase in absolute sales and marketing expense was due primarily to additional commissions to outside brokers, which are based on a percentage of net sales. The decrease in sales and marketing expenses as a percentage of net sales was due primarily to the fact that a significant portion of the compensation of the Company's sales and marketing staff is fixed and, as a result, sales and marketing expenses increased at a slower rate than net sales.

     General and administrative expenses. General and administrative expenses increased 18.8% from approximately $3.0 million in fiscal 1997 to approximately $3.6 million in fiscal 1998 but decreased as a percentage of total net sales from 21.3% in fiscal 1997 to 13.2% in fiscal 1998. The increase in absolute general and administrative expenses was due primarily to additional compensation costs. The decrease in general and administrative expense as a percentage of net sales was due primarily to the fact that a significant portion of compensation is fixed and, as a result, general and administrative expenses increased at a slower rate than net sales.

     Lease income, net. Gross lease income for fiscal 1997 and 1998 increased from approximately $295,000 to $566,000, respectively, while gross rent expense for the same period increased from approximately $152,000 to $485,000. The increase in lease income was due to the implementation of a plant facility and equipment lease with a distributor during the second quarter of fiscal 1997 and the addition of new retail locations resulting in an increase in the number of cylinder displays under lease. The increase in rent expense was due primarily to the increase in the number of cylinder displays purchased under an operating lease facility was initiated in the first quarter of fiscal 1997. The Company purchased all of the assets leased pursuant to the lease facility and terminated the lease facility in May 1998 with proceeds of the Initial Public Offering.

     Depreciation and amortization. Depreciation and amortization increased from approximately $873,000 in fiscal 1997 to approximately $1.3 million in fiscal 1998. Depreciation expense increased by $337,000 from $764,000 in fiscal 1997 to $1.1 million in fiscal 1998 principally due to the purchase of additional cylinder display panels and the acquisition of computer technology under capital leases. Amortization expense increased by approximately $68,000 from approximately $109,000 in fiscal 1997 to approximately $177,000 in fiscal 1998 principally due to increased goodwill amortization associated with the acquisitions of retail locations from local and regional cylinder exchange providers.

     Nonrecurring charges. Nonrecurring charges decreased from approximately $1.0 million in fiscal 1997 to approximately $563,000 for fiscal 1998. Nonrecurring charges are associated with the Company's transition from a vertically integrated business model to an independent distributor business model and consist primarily of the write-down of facilities and equipment purchased to support the vertically integrated business model. The Company does not expect to incur any additional nonrecurring charges related to the transition to the independent distributor business model. During fiscal 1998, the Company made a commitment to acquire new handheld terminal technology and recorded a $202,000 impairment adjustment to reduce the carrying value of existing handheld terminals as the future benefit of these assets could not be fully recoverable over their original estimated lives.

      Interest expense. Interest expense remained relatively constant at approximately $1.7 million for fiscal 1997 and 1998. Interest expense was attributed to accretion of interest on the Company's 10.5% Senior Discount Notes (the "Senior Discount Notes") issued in October 1995, additional borrowings under lines of credit and, to a lesser extent, borrowings from stockholders. However, these debts were paid in full in May 1998 with proceeds from the Initial Public Offering, eliminating the incurrence of additional interest expense.

     Other income, net. Other income, net increased from approximately $186,000 in fiscal 1997 to approximately $234,000 in fiscal 1998. Other income, net consists primarily of interest income from various notes receivable and excess cash balances.

Comparison of Years Ended July 28, 1996 and July 31, 1997

     Net sales. Total net sales increased 72.9% from approximately $8.2 million for fiscal 1996 to approximately $14.2 million for fiscal 1997. Net sales-- distributors increased from approximately $2.4 million for fiscal 1996 to approximately $13.1 million for fiscal 1997. The increase in net sales-- distributors was due primarily to the Company's transition from a vertically integrated business model to an independent distributor business model, as well as an increase in the number of retail locations placed in service and an increase in the number of cylinder transactions during the period. The installed base of retail locations increased 47.6% from approximately 3,000 locations at the end of fiscal 1996 to approximately 4,400 locations at the end of fiscal 1997. The number of cylinders transacted increased 61.1% from approximately 769,000 units for fiscal 1996 to approximately 1.2 million units for fiscal 1997.

     Gross margin. Gross margin increased from 3.8% for fiscal 1996 to 18.1% for fiscal 1997. This increase was due to the shift in net sales from a vertically integrated business model to an independent distributor business model. With respect to net sales--distributors, gross margin increased from 24.1% for fiscal year 1996 to 24.4% for fiscal 1997.

     Sales and marketing expenses. Sales and marketing expenses increased 75.4% from approximately $1.1 million for fiscal 1996 to approximately $2.0 million for fiscal 1997 and as a percentage of total net sales increased from 13.5% for fiscal 1996 to 13.7% for fiscal 1997. The increase in absolute sales and marketing expenses was due primarily to additional compensation, promotional and advertising expenditures.

     General and administrative expenses. General and administrative expenses decreased 5.3% from approximately $3.2 million for fiscal 1996 to approximately $3.0 million for fiscal 1997, and decreased as a percentage of total net sales from 38.9% for fiscal 1996 to 21.3% for fiscal 1997. The decrease in absolute general and administrative expenses was due to the transition to the independent distributor business model.

     Lease income, net. Lease income, net increased 60.7% from $89,000 for fiscal 1996 to approximately $143,000 for fiscal 1997. The increase in lease income, net was due to the implementation of certain plant facilities and equipment leases with distributors during the fourth quarter of fiscal 1996 and the second quarter of fiscal 1997 and the addition of new retail locations resulting in an increase in the number of cylinder displays under lease.

     Depreciation and amortization. Depreciation and amortization increased from approximately $868,000 for fiscal 1996 to approximately $873,000 for fiscal 1997.

     Nonrecurring charges. Nonrecurring charges are associated with the transition to the independent distributor model and decreased from approximately $1.4 million during fiscal 1996 the first year of the transition to approximately $1.0 million during fiscal 1997.

     Interest expense. Interest expense increased from approximately $1.5 million for fiscal 1996 to approximately $1.7 million for fiscal 1997 due to accretion of interest on Senior Discount Notes and additional borrowings under the Company's Bank Credit Facility.

     Other income--net. Other income--net increased from approximately $168,000 for fiscal 1996 to approximately $186,000 for fiscal 1997.

Selected Quarterly Results of Operations

     The Company has experienced and is expected to continue to experience significant seasonal fluctuations in net sales and net income (loss). The Company's net sales generally are highest in the third and fourth quarters, which include the majority of the grilling season, and historically have been lower in the first and second quarters which include the winter months. Sustained periods of poor weather, particularly in the spring and summer seasons, can negatively impact sales. The Company's rate of establishing new retail locations and expenses incurred in anticipation of increased sales also cause quarterly fluctuations in the Company's results of operations. Accordingly, the results of operations in any quarter will not necessarily be indicative of the results that may be achieved for a full fiscal year or any future quarter.

     The following table sets forth selected unaudited quarterly financial information and operating data for the last five quarters. This information has been prepared on the same basis as the Consolidated Financial Statements and includes, in the opinion of management, all normal and recurring adjustments that management considers necessary for a fair statement of the quarterly results for the periods. Given the Company's limited operating history, seasonal demand for its product and market acceptance of cylinder exchange by retailers and consumers, there may be significant variation in the Company's operating results for any quarter. The operating results and data for any quarter are not necessarily indicative of the results for future periods.

                                                                           Quarter Ended
                                                    -------------------------------------------------------------
                                                    July 31,     October 31,   January 31,   April 30,   July 31,
                                                    ---------    -----------   -----------   ---------   --------
                                                      1997          1997          1998         1998        1998
                                                      ----          ----          ----         ----        ----
                                                               (in thousands, except per share data)
Total net sales...................................   $ 6,702      $ 4,139        $ 4,175      $ 5,694     $13,364
Total cost of sales...............................     5,160        3,154          3,217        4,322       9,832
                                                     -------      -------        -------      -------     -------
   Gross profit...................................     1,542          985            958        1,372       3,532
                                                     -------      -------        -------      -------     -------
Operating expenses (income):
  Sales and marketing.............................       666          564            463          563         802
  General and administrative......................       900          844            862          906         978
  Lease income, net...............................       (19)           8             15           18        (122)
  Depreciation and amortization...................       251          245            271          331         432
  Nonrecurring charges............................       224          281            127           99          56
                                                     -------      -------        -------      -------     -------
   Total operating expenses.......................     2,022        1,942          1,738        1,917       2,146
                                                     -------      -------        -------      -------     -------
Income (loss) from operations.....................      (480)        (957)          (780)        (545)      1,386
Other expense (income):
  Interest expense................................       415          434            495          566         211
  Other income, net...............................       (63)         (51)           (51)         (44)        (86)
                                                     -------      -------        -------      -------     -------
Net income (loss).................................   $  (832)     $(1,340)       $(1,224)     $(1,067)    $ 1,261
                                                     =======      =======        =======      =======     =======
Income (loss) applicable to common stockholders...   $(1,010)     $(1,447)       $(1,485)     $(1,280)    $ 1,247
                                                     =======      =======        =======      =======     =======
Income (loss) per common share:
  Basic...........................................   $ (0.57)     $ (0.81)       $ (0.83)     $ (0.72)    $  0.20
  Diluted.........................................   $ (0.57)     $ (0.81)       $ (0.83)     $ (0.72)    $  0.19
  Pro forma diluted (1)...........................   $ (0.19)     $ (0.30)       $ (0.27)     $ (0.24)    $  0.19
Weighted average common shares used in computing
 income (loss) per common share:
  Basic...........................................     1,779        1,779          1,779        1,779       6,407
  Diluted.........................................     1,779        1,779          1,779        1,779       6,611
  Pro forma diluted (1)...........................     4,464        4,464          4,464        4,464       6,611

                                                                     Percentage of Total Net Sales
                                                                             Quarter Ended
                                                                 ---------------------------------------
                                                      July 31,   October 31,    January 31,   April 30,   July 31,
                                                      --------   ------------   ------------  ----------  --------
                                                        1997         1997           1998         1998       1998
                                                      --------   ------------   ------------  ----------  --------
Total net sales....................................    100.0%       100.0%         100.0%       100.0%      100.0%
Total cost of sales................................     77.0         76.2           77.1         75.9        73.6
                                                       -----        -----          -----        -----       -----
                    Gross margin...................     23.0         23.8           22.9         24.1        26.4
Operating expenses (income):
               Sales and marketing.................      9.9         13.6           11.1          9.9         6.0
               General and administrative..........     13.4         20.4           20.6         15.9         7.3
               Lease income, net...................     (0.3)         0.2            0.4          0.3        (0.9)
               Depreciation and amortization.......      3.7          5.9            6.5          5.8         3.2
               Nonrecurring charges................      3.5          6.8            3.0          1.8         0.4
                                                       -----        -----          -----        -----       -----
                    Total operating expenses.......     30.2         46.9           41.6         33.7        16.0
                                                       -----        -----          -----        -----       -----


Income (loss) from operations......................      (7.2)        (23.1)        (18.7)       (9.6)      10.4
Other expense (income):
    Interest expense...............................       6.1          10.5          11.8         9.9        1.6
    Other income, net..............................      (0.9)         (1.2)         (1.2)       (0.8)      (0.6)
                                                       ------        ------        ------      ------      -----
Net income (loss)..................................     (12.4)%       (32.4)%       (29.3)%     (18.7)%      9.4%
                                                       ======        ======        ======      ======      =====

-------------

(1) The unaudited pro forma information assumes the conversion of Preferred Stock, Preferred Stock dividends and the exercise of Warrants outstanding (other than the 1998 Warrants) were effective as of the beginning of the first period presented.


Liquidity and Capital Resources

     The Company's primary sources of funds have been the issuance of stock and the incurrence of debt. The Company had positive working capital of approximately $11.7 million as of July 31, 1998 resulting primarily from the available proceeds from the Initial Public Offering, seasonal increase in accounts receivable and the purchases of cylinders from distributors.

     Net cash used in operations was approximately $4.9 million, $2.2 million and $5.2 million for fiscal 1998, 1997 and 1996, respectively. For all periods net cash used in operations resulted primarily from net losses from operations as well as increases in accounts receivable due to the seasonal nature of the business and significant growth in sales year over year. Also, during fiscal 1998, the Company paid approximately $1.7 million to purchase cylinders from distributors.

     Net cash used in investing activities was approximately $6.0 million for fiscal 1998. Net cash provided by investing activities was approximately $342,000 for fiscal 1997 and net cash used in investing activities was approximately $1.4 million for fiscal 1996. Investments in property and equipment represented the primary component of cash used in investing activities with the exception of fiscal 1998 when cash used in acquisitions aggregated approximately $3.6 million and the Company loaned $635,000 to Bison Valve, L.L.C.. The primary components of cash provided from investing activities included collections on notes receivable and proceeds from the sale of property and equipment.

     Net cash provided by financing activities was approximately $16.5 million for fiscal 1998, $1.0 million for fiscal 1997 and $7.5 million for fiscal 1996. The primary components of cash provided by financing activities included net proceeds from the Initial Public Offering, the issuance of Senior Discount Notes, 1998 Stockholder Loans (as hereinafter defined) and bank borrowings. The primary components of cash used in financing activities included repayment of the Senior Discount Notes, 1998 Stockholder Loans the purchase of previously leased display racks and payments on various notes payable, long-term debt and capital lease obligations.

     In connection with the Initial Public Offering, the Company issued a total of 3,105,000 shares of Common Stock and received proceeds, net of underwriters discounts and commissions and other offering expenses, of approximately $36.4 million. The Company utilized the net proceeds from the Initial Public Offering to repay approximately $29.1 million of principal and interest on indebtedness including approximately $16.5 million on the Company's 10.5% Senior Discount Notes, approximately $7.0 million outstanding under the Bank Credit Facility, approximately $3.4 million on the 1998 Stockholder Loans and approximately $2.1 million for the purchase of cylinder displays previously financed under an operating lease facility. The Company also used approximately $350,000 of the net proceeds to acquire assets from seven local and regional cylinder exchange providers adding approximately 200 new accounts through these acquisitions. The Company also used approximately $1.3 million for general corporate purposes during the fourth quarter of fiscal 1998. As of July 31, 1998, the remaining net proceeds from the Initial Public Offering totaled approximately $5.9 million which the Company intends to use for general corporate purposes, including working capital and future acquisitions.

     In January 1998, four stockholders collectively loaned the Company $3.25 million (the "1998 Stockholder Loans") which bore interest at 10.5% per annum. In connection with the Stockholder Loans, the stockholders also received warrants (the "1998 Warrants") to purchase 81,913 shares of the Company's
Common Stock. The 1998 Warrants may be exercised prior to December 31, 2008 at an exercise price of $13.00 per share. The 1998 Stockholder Loans were repaid in full in May 1998 with approximately $3.4 million of the proceeds of the Initial Public Offering.

     In December 1997, the Company entered into a loan agreement with NationsBank, N.A. (the "Bank Credit Facility") which allows for maximum borrowing of $9.0 million, including (i) a $3.0 million revolving line of credit with a $1.0 million overadvance provision, (ii) a $1.0 million capital expenditure line of credit and (iii) a $4.0 million acquisition line of credit. The Bank Credit Facility is collateralized by a lien on substantially all of the assets of the Company. The Bank Credit Facility requires the Company to meet certain covenants, including minimum net worth and cash flow ratios. The Bank Credit Facility was amended at July 30, 1998 to remove certain covenants, release the guarantees of a principal stockholder and an entity affiliated with certain principal stockholders and to waive a violation of the cash flow ratio as of April 30, 1998. The Company was in compliance with the amended covenants, and had no amounts outstanding under the Bank Credit Facility, as of July 31, 1998. The loans under the Bank Credit Facility bear interest at the prime rate plus 0.5% per annum. Any amounts outstanding under the Bank Credit Facility are due on November 30, 1998. The Company is presently in discussions with the lender to replace this line of credit.

     The Company currently leases 200 handheld computers from three lessors under the terms of three master leases. Pursuant to a master lease agreement with Leasing Innovations, Incorporated, the Company leases 150 handheld computers for a term of 30 months under which the Company pays approximately $222,000 in total annual rents. At the end of the term of the lease term, the Company may purchase the equipment for its fair market value. Pursuant to a master lease agreement with Nelco, Ltd., the Company leases 25 handheld computers for a term of 42 months under which the Company pays approximately $45,000 in total annual rents. At the end of the lease term, the Company may purchase the equipment for $1.00 per handheld unit. The Company leases 25 handheld computers for a term of 36 months pursuant to a master lease agreement with Green Tree Vendor Services Corporation under which the Company pays approximately $37,000 in total annual rents. The Company may purchase the equipment for $1.00 per hand held unit at the end of the lease term. Under each of the three handheld computer leases, the Company is responsible for insurance, maintenance and taxes on the leased equipment.

     The Company currently leases its offices under a lease from Platinum Services Corporation, an entity affiliated with the Company by common ownership and control. Pursuant to the terms of the lease, the Company pays annual rent of $82,000, plus its allocable share of all taxes, utilities, and maintenance. Although the lease terminates on December 31, 1998, the Company expects to renew the lease on substantially similar terms for an additional three year term.

     In September 1996, the Company entered into a $3.0 million operating lease facility with Forsythe/McArthur Associates, Inc. to finance cylinder displays (the "Cylinder Display Lease Facility"). Under the Cylinder Display Lease Facility, the Company leased cylinder display racks for a minimum term of 48 months. The Company purchased the display racks leased under and terminated the Cylinder Display Lease Facility with approximately $2.1 million of the proceeds of the Initial Public Offering in May 1998.

     In October 1995, the Company sold 12,575 units (the "Units") for $1,000 per Unit, each Unit being comprised of a 10.5% Senior Discount Note due October 11, 2000 with a face value of $1,364.93 and a warrant to purchase approximately 40 shares of Common Stock at an exercise price of approximately $4.59 per share. The gross proceeds of the Unit offering was approximately $12.6 million. The Senior Discount Notes were repaid in full with approximately $16.5 million of the proceeds of, and the warrants were converted in a cashless exercise into Common Stock in connection with, the Initial Public Offering in May 1998.

     In December 1994, the Company raised approximately $6.7 million pursuant to an offering of its Preferred Stock and warrants to purchase 318,650 shares of Common Stock at an exercise price of $0.45 per share. The Company used the proceeds primarily to fund development of cylinder refurbishing and distribution plants and to establish the infrastructure for its national cylinder exchange program. The Preferred Stock and accrued preferred dividend were converted to Common Stock in connection with the Initial Public Offering.

     The Company anticipates that the total capital expenditures excluding acquisitions for fiscal 1999 will be approximately $5.5 million, and will relate primarily to cylinder displays, computer hardware and software development. The Company's capital expenditure and working capital requirements in the foreseeable future will change depending on the rate of the Company's expansion, the Company's operating results and any other adjustments in its operating plan as needed in response to competition, acquisition opportunities or unexpected events. The Company believes that the existing borrowing capacity under the Bank Credit Facility, together with the remaining proceeds from the Initial Public Offering and cash provided by operations, will be sufficient to meet the Company's working capital requirements through fiscal 1999.

There can be no assurance that the Company will not seek or require additional capital in the future as a result of future acquisitions, expansion or otherwise.


Impact of New Accounting Pronouncements

     Statement of Financial Accounting Standards No. 130 ("SFAS No. 130") establishes standards for reporting and display of comprehensive income and its components (revenues, gains, expenses, losses) in a full set of general purpose financial statements and is effective for fiscal years beginning after December 15, 1997. Management of the Company does not expect SFAS No. 130 to have any impact on the Company's consolidated financial statements.

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 requires public business enterprises to adopt its provisions for periods beginning after December 15, 1997, and to report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. Management of the Company does not expect SFAS No. 131 to have any impact on the Company's consolidated financial statements.

     In February 1998, the Financial Accounting Standards Board issued SFAS
No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS No. 132"). This statement standardizes the disclosure requirements for pensions and postretirement benefits and will require changes in disclosures of benefit obligations and fair values of plan assets. The Company believes SFAS No. 132 will have no effect on its consolidated financial statements as the Company has no pension or postretirement benefit plans.

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It also requires entities to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Management of the Company does not expect SFAS No. 133 to have any impact on the Company's consolidated financial statements as the Company does not invest in any derivative instruments or engage in any hedging activities.

Year 2000 Compliance

     Year 2000 issues are the result of computer programs that were written using two digits rather than four to define the applicable year. For example, date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions of operations, including, among other material adverse consequences, a temporary inability to process transactions or engage in similar normal business activities. The Company depends on its MIS to process orders, manage inventory and accounts receivable collections, maintain distributor and customer information, assist distributors in delivering products on a timely basis and in maintaining cost-efficient operations. See "Business-- Management Information Systems."

     The Company's State of Readiness for Year 2000. The Company began the process of evaluating its MIS for Year 2000 compliance in January 1997. The Company is developing a Year 2000 compliance policy encompassing employee education, testing, progress reporting, funding requirements, external impact plans and contingency plans. The Company has assigned its Chief Information Officer ("CIO") to implement its Year 2000 compliance policy and oversee the remediation and testing of MIS. The Company's non-information technology systems are also being evaluated to determine whether such systems are Year 2000 compliant. Final test procedures for Year 2000 compliance are being developed by the CIO. Currently, the Company believes that it is approximately 50% ready for the Year 2000. By March 31, 1999, management believes the Company itself will be 100% Year 2000 compliant. In addition, the Company intends to have solicited Year 2000 compliance certificates from all material third parties by such date. However, if the Company's modifications, testing and solicitations of third party compliance are not made on a timely basis or do not resolve Year 2000 issues facing the Company, such issues could have a material adverse effect on the Company's operations.

     Historical and Estimated Costs. The Company has not established a separate Year 2000 compliance budget and does not expect to do so in the immediate future. To date, the Company has incurred approximately $8,000 in Year 2000 compliance costs. The Company currently anticipates that the implementation of its Year 2000 compliance policy will cost approximately $35,000, all of which will be expensed. Although no assurances can be given, management does not expect future costs related to Year 2000 compliance to have a material adverse effect on the Company's results of operations or financial condition. Costs are based on current estimates and actual results may vary significantly from such estimates.

     Most Reasonably Likely Worst Case Scenario. The most reasonably likely worst case Year 2000 scenario facing the Company is an interruption of the Company's business operations caused by the inadvertent failure of third parties with which it has a material relationship to achieve Year 2000 compliance. The consequences of such a third party failure are unknown, but could have a material adverse effect on the Company's business. The Company is considering several contingency plans to address possible business interruptions caused by a non-compliant third party. Possible contingency plans include using alternate service providers, increasing the inventory of critical raw materials and using a manual payment and collection system. In addition, in an effort to protect itself and increase the awareness of third parties with which it has a material relationship, the Company is seeking to obtain certifications from such third parties that they are Year 2000 compliant.

Item 7A - Quantitative and Qualitative Disclosures About Market Risk.


     The Company is exposed to market risk related to changes in interest rates on its borrowing under its Bank Credit Facility however the Company does not believe these risks to be material given the low amount of borrowing under and the short term of the Bank Credit Facility. Under the Bank Credit Facility, the sole commitment to lend remaining outstanding is a $3.0 million revolving line of credit which bears interest at 0.5% over the prime interest rate. Amounts due under the revolving line of credit are due on November 30, 1998. At July 31, 1998, the Company had no balance outstanding under its Bank Credit Facility. While the Company may negotiate a new line of credit upon expiration of the existing Bank Credit Facility, the Company does not expect to borrow under the Bank Credit Facility prior to its maturity.

     The Company has no derivative financial instruments or derivative commodity instruments in its cash and cash equivalents and investments. The Company invests its cash and cash equivalents in high-quality and highly liquid investments consisting of certificates of deposit, money market instruments and overnight investments in high grade commercial paper. As of July 31, 1998, the Company's cash and cash equivalents and investments consisted primarily of taxable money market instruments, bank certificates of deposit, commercial paper and overnight repurchase agreements with maturities of less than 35 days. The Company believes that its overall market risk exposure with respect to the investment of its cash and cash equivalents is not material because the overall contribution to net revenue of the Company was under 1% for fiscal 1998 and the Company does not anticipate a higher contribution percentage during fiscal 1999.

     All of the Company's transactions are conducted and accounts are denominated in United States Dollars and as such the Company does not currently have exposure to foreign currency risk. Furthermore, the Company does not have any direct exposure to commodity price risk.

Item 8 - Financial Statements and Supplementary Data


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                             BLUE RHINO CORPORATION

                                                                                                         Page
                                                                                                         ----
Report of Independent Accountants......................................................................   25

Consolidated Balance Sheets as of July 31, 1997 and 1998...............................................   26

Consolidated Statements of Operations for the Fiscal Years Ended July 28, 1996 and July 31, 1997 and
 1998..................................................................................................   27

Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the Fiscal Years Ended July
 28, 1996 and July 31, 1997 and 1998...................................................................   28

Consolidated Statements of Cash Flows for the Fiscal Years Ended July 28, 1996, and July 31, 1997 and
 1998..................................................................................................   29

Notes to Consolidated Financial Statements.............................................................   30

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of and Stockholders of Blue Rhino Corporation:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows present fairly, in all material respects, the financial position of Blue Rhino Corporation and its subsidiaries at July 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three fiscal years in the period ended July 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for the opinion expressed above.


                                       /s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Greensboro, North Carolina
September 22, 1998

                            BLUE RHINO CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                         As of July 31, 1997 and 1998
                (in thousands, except share and per share data)

                         ASSETS                              1997       1998
     ----------------------------------------------        --------   --------
Cash and cash equivalents................................  $    325   $  5,908
Trade accounts receivable, net...........................     3,110      7,771
Cylinder inventories.....................................       220      2,377
Notes receivable.........................................       417        540
Prepaid expenses and other current assets................        81        487
                                                           --------   --------
 Total current assets....................................     4,153     17,083
Property and equipment, net..............................     4,438      8,418
Notes receivable.........................................     1,196      1,424
Intangibles, net.........................................       104      3,532
Other assets.............................................        83        120
                                                           --------   --------
 Total assets............................................  $  9,974   $ 30,577
                                                           ========   ========
      LIABILITIES, CONVERTIBLE REDEEMABLE PREFERRED
         STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
     -----------------------------------------------
Trade accounts payable...................................  $  2,407   $  4,421
Acquisition notes payable................................        81        212
Current portion of long-term debt
 and capital lease obligations...........................       165        286
Accrued liabilities......................................       763        475
                                                           --------   --------
 Total current liabilities...............................     3,416      5,394
Long-term debt, less current maturities..................    15,142        104
Notes payable to bank....................................       840         --
Capital lease obligations, less
 current maturities......................................       128        156
                                                           --------   --------
 Total liabilities.......................................    19,526      5,654
                                                           --------   --------

Commitments

Convertible redeemable preferred stock...................     8,936         --
                                                           --------   --------

Stockholders' equity (deficit):
 Common stock, $0.001 par value, 100,000,000
  shares authorized, 1,778,920 and
  7,630,873 shares issued and outstanding
  at July 31, 1997 and 1998, respectively................         2          8
 Additional paid-in capital..............................       332     46,320
 Accumulated deficit.....................................   (18,822)   (21,405)
                                                           --------   --------
   Total stockholders' equity (deficit)..................   (18,488)    24,923
                                                           --------   --------
   Total liabilities, convertible redeemable
    preferred stock and stockholders'
    equity (deficit).....................................  $  9,974   $ 30,577
                                                           ========   ========



   The accompanying notes are an integral part of the consolidated financial statements.

                             BLUE RHINO CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

      For the Fiscal Years Ended July 28, 1996, and July 31, 1997 and 1998
                (in thousands, except share and per share data)

                                                                Fiscal Years Ended
                                                          ------------------------------
                                                            1996      1997       1998
                                                          --------  ---------  ---------
Net sales--distributors.................................  $ 2,386    $13,060    $27,372
Net sales--direct.......................................    5,830      1,151         --
                                                          -------    -------    -------
    Total net sales.....................................    8,216     14,211     27,372
                                                          -------    -------    -------
Cost of sales:
 Cost of sales--distributors............................    1,811      9,873     20,525
 Cost of sales--direct..................................    6,089      1,771         --
                                                          -------    -------    -------
    Total cost of sales.................................    7,900     11,644     20,525
                                                          -------    -------    -------
    Gross profit........................................      316      2,567      6,847
                                                          -------    -------    -------
Operating expenses (income):
 Sales and marketing....................................    1,112      1,950      2,392
 General and administrative.............................    3,192      3,022      3,591
 Lease income, net......................................      (89)      (143)       (81)
 Depreciation and amortization..........................      868        873      1,278
 Nonrecurring charges...................................    1,363        970        563
                                                          -------    -------    -------
    Total operating expenses............................    6,446      6,672      7,743
                                                          -------    -------    -------
    Loss from operations................................   (6,130)    (4,105)      (896)
Other expenses (income):
 Interest expense.......................................    1,469      1,665      1,707
 Other income, net......................................     (168)      (186)      (234)
                                                          -------    -------    -------
    Net loss............................................  $(7,431)   $(5,584)   $(2,369)
                                                          =======    =======    =======
Basic and diluted loss per common share.................  $ (4.96)   $ (3.74)   $ (1.01)
                                                          =======    =======    =======

Weighted average common shares used in computing basic
 and diluted loss per common share......................    1,628      1,678      2,945
                                                          =======    =======    =======



The accompanying notes are an integral part of the consolidated financial statements.

                             BLUE RHINO CORPORATION

      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY

      For the Fiscal Years Ended July 28, 1996 and, July 31, 1997 and 1998
                (in thousands, except share and per share data)


                                                                 Common           Additional
                                                         -----------------------    paid-in   Accumulated
                                                         Shares          Amount     capital    deficit     Total
                                                         -----------------------  ----------- ------------ ------
Balances, July 31, 1995................................      1,687,428        $2     $    20    $ (5,171)  $ (5,149)
Cancellation of restricted stock for nonvested
 terminations..........................................        (59,735)       --          (1)         --         (1)
Preferred dividends....................................             --        --          --        (636)      (636)
Net loss...............................................             --        --          --      (7,431)    (7,431)
                                                             ---------        --     -------    --------   --------
Balances, July 28, 1996................................      1,627,693         2          19     (13,238)   (13,217)
Issuance of common stock...............................        151,227        --       1,000          --      1,000
Preferred dividends....................................             --        --        (687)         --       (687)
Net loss...............................................             --        --          --      (5,584)    (5,584)
                                                             ---------        --     -------    --------   --------
Balances, July 31, 1997................................      1,778,920         2         332     (18,822)   (18,488)
Preferred dividends....................................             --                  (332)       (264)      (596)
Issuance of common stock in connection with Initial
 Public Offering, net of offering expenses of
 $4,320................................................      3,105,000         3      36,042          --     36,045
Compensation expense related to stock option plan......             --        --          --          50         50
Conversion of preferred stock and preferred
 dividends.............................................      1,750,472         2       9,528          --      9,530
Exercise of warrants...................................        938,789         1          --          --          1
Issuance of common stock as partial consideration for
 an acquisition........................................         57,692        --         750          --        750
Net loss...............................................             --        --          --      (2,369)    (2,369)
                                                             ---------        --     -------    --------   --------
Balances, July 31, 1998                                      7,630,873        $8     $46,320    $(21,405)  $ 24,923
                                                             =========        ==     =======    ========   ========



   The accompanying notes are an integral part of the consolidated financial statements.

                             BLUE RHINO CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

        For the Fiscal Years Ended July 28, 1996, July 31, 1997 and 1998
                (in thousands, except share and per share data)

                                                                                     Fiscal Years Ended
                                                                                -----------------------------
                                                                                  1996      1997      1998
                                                                                --------  --------  ---------
Cash flows from operating activities:
 Net loss...................................................................... $(7,431)  $(5,584)  $ (2,369)
 Adjustments to reconcile net loss to net cash used in operating activities:
 Accretion on senior discount notes............................................   1,049     1,489      1,378
 Depreciation and amortization.................................................     868       873      1,278
 Nonrecurring charges..........................................................   1,268       963        285
 Compensation expense related to Distributor Option Plan.......................      --        --         50
 Changes in operating assets and liabilities, net of business acquisitions:
 Trade accounts receivable.....................................................    (990)   (1,186)    (4,661)
 Cylinder inventories..........................................................    (473)      127     (1,726)
 Other current assets..........................................................      35       166       (389)
 Accounts payable..............................................................     624     1,045      1,516
 Accrued liabilities...........................................................    (120)      (85)      (261)
                                                                                -------   -------   --------
 Net cash used in operating activities.........................................  (5,170)   (2,192)    (4,899)
                                                                                -------   -------   --------
Cash flows from investing activities:
 Business acquisitions.........................................................      --        --     (3,640)
 Payment of organizational costs...............................................      --        --        (25)
 Proceeds from disposal of cylinders...........................................      29       340         --
 Purchases of property and equipment...........................................  (1,840)     (537)    (2,283)
 Proceeds from disposal of property and equipment..............................     360       159         65
 Issuance of note receivable...................................................      --        --       (635)
 Collections on notes receivable...............................................      58       380        496
                                                                                -------   -------   --------
 Net cash (used in) provided by investing activities...........................  (1,393)      342     (6,022)
                                                                                -------   -------   --------
Cash flows from financing activities:
 Proceeds from issuance of common stock, net of expenses paid of
 $3,947 in 1998................................................................      --     1,000     36,418
 Proceeds from issuance of preferred stock.....................................     100       400         --
 Proceeds from issuance of senior discount notes...............................  12,575        --         --
 Repayment of senior discount notes............................................      --        --    (16,491)
 Proceeds from stockholder loans...............................................      --        --      3,250
 Payments of Stockholder loans.................................................      --        --     (3,250)
 Proceeds from notes payable to bank...........................................   2,700     3,995      8,411
 Payments on notes payable to bank.............................................  (4,900)   (3,155)    (9,251)
 Payment on cylinder display lease facility....................................      --        --     (2,119)
 Payments on acquisition notes payable.........................................    (669)      (90)      (108)
 Payment of debt issuance costs................................................     (57)      (58)      (108)
 Repayment of note payable to vendor...........................................    (948)     (752)        --
 Payments on long-term debt and capital lease obligations......................  (1,321)     (291)      (248)
                                                                                -------   -------   --------
 Net cash provided by financing activities.....................................   7,480     1,049     16,504
                                                                                -------   -------   --------
 Increase (decrease) in cash and cash equivalents..............................     917      (801)     5,583
 Cash and cash equivalents at beginning of period..............................     209     1,126        325
                                                                                -------   -------   --------
 Cash and cash equivalents at end of period.................................... $ 1,126   $   325   $  5,908
                                                                                =======   =======   ========
Supplemental disclosure of cash paid for:
 Interest...................................................................... $   428   $   176   $    342
                                                                                =======   =======   ========

   The accompanying notes are an integral part of the consolidated financial statements.

                             BLUE RHINO CORPORATION

        For the Fiscal Years Ended July 28, 1996, July 31, 1997 and 1998
                (in thousands, except share and per share data)

Supplemental schedule of non-cash investing and financing activities:

          During the fiscal years ended July 28, 1996, and July 31, 1997 and 1998, the Company entered into capital lease obligations in the amounts of approximately $541, $243, and $306, respectively, for computers, vehicles and certain equipment.

          In connection with the conversion to an independent distributor network, as further discussed in Note 1, the Company consummated the following transactions:

    . During the fiscal year ended July 31, 1997, the Company transferred capital leases to distributors for vehicles with remaining book values of $351 and remaining obligations of approximately $344.

    . In the fiscal years ended July 31, 1997 and 1998, the Company sold cylinders and certain equipment aggregating approximately $310 and $224, respectively, in exchange for notes receivable from distributors (Notes 4 and 15).

    . In the fiscal year ended July 31, 1997, certain assets approximating $70 were reclassified as notes receivable.

      During the fiscal year ended July 31, 1998, the Company purchased certain assets from existing cylinder exchange companies under various agreements which have been recorded as follows (Note 5):

      Property and equipment.....   $  774
      Cylinders..................      439
      Intangibles................    3,495
                                    ------
                                    $4,708
                                    ======
      Cash paid..................   $3,640
      Common stock issued........      750
      Acquisition notes payable..      318
                                    ------
                                    $4,708
                                    ======

      The Company accreted preferred dividends from paid in capital and accumulated deficit of $636, $687 and $596 for the fiscal years ended July 28, 1996, and July 31, 1997 and 1998, respectively.

      The Company has unpaid costs associated with its Initial Public Offering of $373 outstanding at July 31, 1998.

      The Company financed the premiums on certain insurance policies in the amount of $164.



   The accompanying notes are an integral part of the consolidated financial statements.

                             BLUE RHINO CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (in thousands, except share and per share data)

1. Description of Business and Basis of Presentation:

      Blue Rhino Corporation (the "Company" or "Blue Rhino") was founded in March 1994 and commenced operations on July 1, 1994. The Company has become the leading provider of grill cylinder exchange in the United States offering consumers a convenient means to obtain fuel for their barbecue grills. The Company currently offers three types of grill cylinder transactions: (i) like for like cylinder exchanges; (ii) cylinders with valve upgrades offering additional safety features; and (iii) outright cylinder sales. The Company originally focused on serving markets in the southeastern United States and has since developed a network of independent distributors which deliver Blue Rhino grill cylinder exchange to retail locations across the United States.

      Since its formation, the Company has focused on creating an infrastructure to support its nationwide cylinder exchange program. Initially, the Company developed a vertically integrated operation, purchasing and leasing grill cylinders, cylinder displays, filling sites, refurbishing equipment and delivery trucks while at the same time developing a sales, marketing and management information systems ("MIS") infrastructure. In March 1996, the Company began to transition from a vertically integrated business model to an independent distributor business model in order to implement its cylinder exchange program in a more capital efficient manner and to accelerate development of its program. At this time, the Company began to dispose of distribution assets and began to enter into exclusive agreements with independent distributors to refurbish and refill cylinders and service Blue Rhino's retail accounts. As a result, the Company has significantly accelerated the growth of its nationwide service, pursued additional retailer relationships and invested in the sales, marketing and MIS infrastructure to support its growing cylinder exchange program. The Company expects to focus future capital investments on cylinders, cylinder displays and continued enhancement of its MIS. The transition to a 100% independent distributor network was completed in the fourth quarter of fiscal 1997.

      While the Company believes that it has created the infrastructure necessary to support a nationwide cylinder exchange program, development of this infrastructure has resulted in an accumulated deficit of approximately $21.4 million as of July 31, 1998. Management believes that by leveraging the distributors' existing infrastructure the Company has eliminated significant capital requirements necessary to support the geographic expansion and further penetration throughout the nation's significant demographic markets. Management believes that the existing infrastructure and independent distribution business model will improve future cash flows.

      These consolidated financial statements include the accounts of Blue Rhino and its wholly owned subsidiaries Rhino Services, L.L.C., formed in March 1997 and CPD Associates, Inc., formed in March 1998. All intercompany transactions and balances have been eliminated in consolidation.


2. Summary of Significant Accounting Policies:

      Revenue Recognition--Revenues are recognized upon delivery of cylinders to customer locations. Sales returns, which are immaterial, occur principally upon removal of cylinders and deinstallation of cylinder displays from customer locations.

      Cash and Cash Equivalents--The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents consisting of certificates of deposit totaled $115 and $1,126 at July 31, 1997 and 1998, respectively.

      Trade Accounts Receivable, Net--Trade accounts receivable, net include allowances for doubtful accounts of approximately $154, and $264 at July 31, 1997 and 1998, respectively.

      Cylinder Inventories--Cylinder inventories are valued at the lower of cost or market determined on a first-in, first-out (FIFO) basis and represent cylinders held for sale.

                            BLUE RHINO CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (in thousands, except share and per share data)

     Property and Equipment, Net--Property and equipment are stated at cost and depreciated over the estimated useful lives of the related assets using the straight-line method. The estimated useful lives are principally 30 years for buildings and leasehold improvements, 10 years for machinery and equipment, vehicles and cylinder displays, 5 years for computer hardware and 3 years for computer software. Equipment leased under capital leases are amortized over their estimated useful lives.

     In the event that facts and circumstances indicate that the cost of property and equipment, or other long-lived assets may not be recoverable, the estimated future undiscounted cash flows is compared to the asset's carrying value and if less, an impairment loss is recognized in an amount by which the carrying amount exceeds its fair value. As a result of changes the Company made to its business strategy (Note 11), impairments to property and equipment recorded in 1997 and 1998 were $736 and $283, respectively.

     Intangibles, net--Excess cost over fair value of assets acquired
(goodwill) is being amortized using the straight-line method, principally over 30 years. Noncompete agreements are being amortized using the straight-line method over the life of the agreements ranging from three to five years. The carrying value of intangible assets is periodically reviewed by the Company, as well as, the amortization period to determine whether the current events and circumstances warrant adjustments to the carrying values and/or revised estimates of useful lives. This valuation is performed using the expected future undiscounted cash flows associated with the intangible assets compared to the carrying value to determine if a writedown is required. To the extent such projection indicates that the undiscounted cash flow is not expected to be adequate to recover the carrying amounts, the assets are written down to discounted cash flow.

     Advertising and Promotion--The Company expenses advertising and promotion costs as incurred and these costs are included as sales and marketing expenses. Advertising and promotion costs for the fiscal years ended July 28, 1996, and July 31, 1997 and 1998 were $16, $36 and $114, respectively.

     Income Taxes--Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recorded when it is more likely than not that the deferred tax asset will not be realized.

     Financial Instruments--Financial instruments consist of cash and cash equivalents, accounts receivable, notes receivable, short-term debt and long-term, variable-rate and fixed-rate debt. The Company estimates the fair value of its long-term, fixed-rate debt using a discounted cash flow analysis based on interest rates for similar types of debt currently available in the marketplace. At July 31, 1997 and 1998 the carrying amounts of the Company's financial instruments approximated their fair values.

     Financial instruments which potentially subject the Company to concentration of credit risk consist principally of temporary cash investments and trade accounts receivable. The Company continually monitors the credit quality of the domestic financial institutions in which temporary investments are maintained. At times, such deposits may be in excess of the FDIC insurance limit. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. Due to the geographic dispersion and the high credit quality of the Company's significant customers, credit risk relating to trade accounts receivable is limited. The Company's three largest

                            BLUE RHINO CORPORATION

                (in thousands, except share and per share data)

customers accounted for approximately 46%, 58% and 58%, of sales in the fiscal years ended July 28, 1996, and July 31, 1997 and 1998 as follows:

                              1996   1997   1998
                              ----   ----   ----
               Customer A..    30%    29%    26%
               Customer B..    16     16     16
               Customer C..    --     13     16
                             ----   ----   ----
                               46%    58%    58%
                             ====   ====   ====

Approximately 32% and 53% of trade accounts receivable at July 31, 1997 and 1998 were from these customers, respectively. If the financial condition and operations of these customers deteriorate, the Company's operating results could be adversely affected.

     Use of Estimates--The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates.

     Statement of Accounting Standards not yet Adopted--Statement of Financial Accounting Standards ("SFAS") No. 130 ("SFAS No. 130") establishes standards for reporting and display of comprehensive income and its components (revenues, gains, expenses, losses) in a full set of general purpose financial statements and is effective in Fiscal 1999 for the Company. Management of the Company does not expect SFAS No. 130 to have any impact on the Company's Consolidated Financial Statements.

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS
No. 131"). Statement 131 requires public business enterprises to adopt its provisions for periods beginning after December 15, 1997, and to report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. Management of the Company does not expect SFAS No. 131 to have any impact on the Company's consolidated financial statements.

     In February 1998, the Financial Accounting Standards Board issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS No. 132"). This statement standardizes the disclosure requirements for pensions and postretirement benefits and will require changes in disclosures of benefit obligations and fair values of plan assets. The Company believes SFAS No. 132 will have no effect on its financial statements as the Company has no pension or postretirement benefit plans.

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No.
133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It also requires entities to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Management of the Company does not expect SFAS No. 133 to have any impact on the Company's consolidated financial statements as the Company has not invested in any derivative instruments or engaged in any hedging activities.

     Reclassification--Certain prior year amounts have been reclassified to conform to the presentation adopted in fiscal 1998.

                            BLUE RHINO CORPORATION

                (in thousands, except share and per share data)

3.  Property and Equipment, net:

     Property and equipment consists of the following at July 31:

                                                            1997     1998
                                                          -------   -------
       Land.............................................  $    20   $    20
       Building and leasehold improvements..............      661       661
       Cylinder displays, including panel graphics......    3,188     7,688
       Machinery and equipment..........................    1,361     1,235
       Computer hardware and software...................      175       654
       Equipment leased under capital leases............      346       492
                                                          -------   -------
                                                            5,751    10,750
       Less accumulated depreciation and amortization
         (including $65 and $144, respectively, for
         equipment under capital leases)................   (1,313)   (2,332)
                                                          -------   -------
                                                          $ 4,438   $ 8,418
                                                          =======   =======

     Depreciation and amortization expense for the fiscal years ended July 28, 1996, and July 31, 1997 and 1998 was $683, $764 and $1,101, respectively.

4.  Notes Receivable:

     In connection with the conversion to the distributor program discussed in
Note 1, the Company has financed the sale of cylinders and certain equipment principally to distributors, including Platinum Propane Holding, L.L.C. ("PPH") (Note 15), who now service territories previously serviced by the Company. These notes receivable are due at various times through 2002 and are payable monthly with interest ranging from 9.25% to 12.5%.

     On February 12, 1998, the Company loaned $635 to Bison Valve, L.L.C. ("Bison Valve"), an entity formed to market, produce and sell a specialty valve to the Company's distributors and third parties. The loan is convertible into 65% of the membership units of Bison Valve, at $1 per unit, at the option of the Company. In the event of non-conversion the loan accrues interest at 9.5% for four (4) years after which the principal and accrued interest will be amortized over two (2) years.

     The aggregate maturities of these notes receivable at July 31, 1998 are as follows:

      1999              $  540
      2000                 350
      2001                 432
      2002                 510
      2003 and after       132
                        ------
                        $1,964
                        ======

     Interest income related to these notes for the fiscal years ended July 31, 1997 and 1998 was approximately $182 and $159, respectively. The notes receivable from the sale of cylinders are collateralized by the cylinders.

                            BLUE RHINO CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (in thousands, except share and per share data)

5.  Intangibles, net:

     During fiscal 1998, the Company completed a number of acquisitions (the "Acquisitions") for approximately $4.7 million in the aggregate related to assets including cylinders, cylinder display racks and other equipment and the right, title and interest in and to sellers' retail propane cylinder exchange accounts and locations.

     The aggregate purchase price was paid approximately $3.6 million in cash, initially financed with borrowings under the Bank Credit Facility and subsequently repaid with proceeds from the Initial Public Offering, $750 in common stock and $318 in seller financing. Acquisitions have been accounted for under the purchase method and, accordingly, the operating results from these acquisitions have been included in the Company's consolidated financial statements since the dates of acquisition.

     Intangibles consist of the following at July 31:

                                          1997    1998
                                         ------  ------
             Goodwill..................  $ 124   $3,518
             Noncompete agreements.....     --      102
             Accumulated amortization..    (20)     (88)
                                         -----   ------
                                         $ 104   $3,532
                                         =====   ======

     Amortization expense for the fiscal years ended July 28, 1996, July 31, 1997 and 1998 was $8, $14 and $68, respectively.

     The following unaudited pro forma summary presents the financial information as if the acquisitions had occurred on August 1, 1996. These pro forma results have been prepared for comparative purposes and do not purport to be indicative of what would have occurred had the acquisitions been made on August 1, 1996, nor it is indicative of future results.

                                            1997       1998
                                           -------    -------
             Net sales..................   $17,611    $28,717
                                           =======    =======
             Net loss...................   $(5,459)   $(2,320)
                                           =======    =======
             Net loss per common share..   $ (3.66)   $ (0.99)
                                           =======    =======

6.  Notes Payable to Bank:

     On December 18, 1997, the Company entered into a short-term loan Agreement (the "Bank Credit Facility") which allows for maximum borrowings up to $9.0 million including a $3.0 million revolving line of credit based on 80% of eligible receivables with a $1.0 million overadvance provision, a $1.0 million capital expenditures line of credit and a $4.0 million acquisition line of credit. These lines of credit mature on November 30, 1998 and bear interest at the prime rate (8.50% at July 31, 1998) plus 0.5%. As of July 31, 1998, the Company had no outstanding borrowings under the Bank Credit Facility.

     The agreement requires payment of a fee of 0.25 percent of the average unused portion of the revolving line of credit, and requires the Company to meet certain covenants, including minimum net worth and earnings before interest, taxes, depreciation and amortization and restricts the level of capital expenditures, as defined. The Company was in compliance with these covenants as of July 31, 1998.

     The Bank Credit Facility was amended at July 30, 1998 to remove certain covenants, release the guarantees of a principal stockholder and an entity affiliated with certain principal stockholders and to waive a violation of the cash flow ratio as of April 30, 1998.

                            BLUE RHINO CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (in thousands, except share and per share data)

7.  Notes Payable to Vendor and Stockholder Loans:

     In January 1998, several stockholders collectively loaned the Company $3.25 million (the "1998 Stockholder Loans"). The 1998 Stockholder Loans were repaid in full in May 1998, including accrued interest at 10.5% with $3.4 million of the proceeds from the Initial Public Offering. The stockholders also received Warrants to purchase approximately .08 shares of Common Stock for every $3.00 they loaned to the Company for a total of 81,913 shares of common stock (the "1998 Warrants"). The 1998 Warrants may be exercised prior to December 31,
2008 at a price per share equal to $13.00.

     Prior to the conversion to the distributor program, the Company financed the acquisition of certain cylinders with its primary cylinder vendor. The original line of credit was for purchases up to approximately $1.9 million and was to be repaid in various installments including interest at prime plus 1%. The balance due on this note was paid in full during fiscal year ended July 31, 1997.

8.  Long-Term Debt:

     Long-term debt consists of the following at July 31:

                                                                 1997    1998
                                                                -------  -----
      Senior discount notes due October 2000..................  $15,113  $ --
      Various equipment and vehicle notes and insurance
        premium financing bearing interest at rates
        varying from 8% to 15%, due in monthly installments
        through April 2001....................................       65    174
                                                                -------  -----
                                                                 15,178    174
      Less amounts due within one year........................       36     70
                                                                -------  -----
                                                                $15,142  $ 104
                                                                =======  =====

     The aggregate maturities of long-term debt at July 31, 1998 are $70, $66 and $38 for 1999, 2000 and 2001, respectively.

     In October 1995, the Company issued 12,575 units, each consisting of approximately $1 principal amount (approximately $17.2 million aggregate) of senior discount notes due in October 2000 and warrants to purchase 39.764 shares of common stock. The gross proceeds were $12,575. The notes accreted in value at an effective rate of 10.5% through May 1998 until they were repaid with proceeds from the Initial Public Offering in the amount of $16,491. Each warrant entitled the holders to acquire one share of common stock for $4.5896 per share.

9.  Capital Lease Obligations:

     Capital lease obligations for computer equipment as of July 31, 1998 are as follows:

      1999..................................................  $254
      2000..................................................   157
      2001..................................................    10
                                                              ----
      Total minimum lease payments..........................   421
      Less imputed interest at varying rates ranging
        from 11.75% to 19%..................................    49
                                                              ----
      Present value of minimum lease payments...............   372
      Less current maturities...............................   216
                                                              ----
                                                              $156
                                                              ====

                            BLUE RHINO CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (in thousands, except share and per share data)

10.  Operating Leases and Other Commitments:

     The Company leases certain office and vehicle equipment under noncancelable operating leases with original terms ranging from 36 to 51 months. Additionally, the Company has a land lease with an original term of 5 years. This lease carries 3 renewal options for periods of 5 years each.

     Rent expense on these facilities and equipment for the fiscal years ended July 28, 1996 and July 31, 1997 and 1998 was $435, $44 and $21, respectively.

     In addition, the Company leases certain plant facilities and equipment to distributors including PPH (Note 15). Lease income under these leases was $62, $118 and $118 for the fiscal years ending 1996, 1997 and 1998, respectively.

     In September 1996, the Company entered into a $3.0 million operating lease facility to finance cylinder displays. In May 1998, the Company repaid the lease facility, aggregating $2,119, with proceeds from the initial public offering. Rental expense under this lease for the fiscal years ended July 31, 1997 and 1998 was approximately $152 and $485, respectively.

     Lease income, net on the consolidated statements of operations is made up of the following for the fiscal years ended:

                                   1996    1997    1998
                                   -----   ----    -----
           Lease income..........  $ (89)  $(295)  $(566)
           Lease expense.........     --     152     485
                                   -----   -----   -----
           Net (income) expense..  $ (89)  $(143)  $ (81)
                                   =====   =====   =====

     Future minimum lease payments at July 31, 1998 from non-cancelable operating leases with both affiliates (Note 15) and non-affiliates with initial or remaining terms of one year or more are $109, $41, $33, $27 and $1 for 1999, 2000, 2001, 2002 and 2003, respectively.

     The Company also executes operating lease agreements with its distributors including PPH (Note 15) for cylinder displays (both leased and owned) for use within each distributor's territory. Under these leases, the distributor (lessee) is obligated for all maintenance, installation, deinstallation, taxes and insurance related to the cylinder displays. The terms of the leases continue until either party terminates upon 60 days written notice to the other party. The monthly rental amounts are based on 1% of the original fair market value of the cylinder displays. Lease income for the fiscal years ended July 28, 1996 and July 31, 1997 and 1998 was approximately $27, $177 and $448, respectively. As of July 31, 1998, estimated future minimum rental payments to be received are approximately $664 per year through the year 2003.

     In December 1997, the Company entered into a service agreement with Information Management System Services (''IMSS'') whereby IMSS will provide certain electronic data processing and telecommunications services including the provision of customized software and hardware. Fees under the service agreement for fiscal year ended July 31, 1998 were $306.

                            BLUE RHINO CORPORATION

                (in thousands, except share and per share data)


11. Nonrecurring Charges:

     As described in Note 1, the Company made changes to its business strategy, including the conversion to an independent distributor network. As a result, the Company recorded certain nonrecurring charges in fiscal years ended July 28, 1996 and July 31, 1997 and 1998 as summarized below:

                                                                1996   1997   1998
                                                               ------  -----  -----
Adjust equipment, including leasehold improvements of $160,
 $447 and $0, respectively, to net realizable value..........  $  814   $736   $283
Impairment of goodwill.......................................     355     --     --
Severance, professional fees and other.......................     194    234    280
                                                               ------  -----  -----
                                                               $1,363   $970   $563
                                                               ======  =====  =====


     In the fiscal years ended July 28, 1996 and July 31, 1997, equipment including vehicles, display racks, leasehold improvements of two distribution centers, cylinders, computer equipment and filling station equipment were written down to estimated net realizable value. Substantially all the equipment has either been sold or physically scrapped. In the fiscal year ended July 28, 1996, as part of the changes in business strategy it was determined not to focus on the smaller convenience store locations due to lower profit margins. As a result, the Company recorded an impairment of goodwill ascribed to the convenience store locations of $355. In the fiscal year ended July 31, 1998, the Company made a commitment to acquire new handheld terminal technology. As a result, the Company recorded a $202 impairment adjustment to reduce the carrying value of existing handheld terminals as the future benefit of these assets could not be fully recoverable over their original estimated lives.


12. Convertible Redeemable Preferred Stock:

     On December 21, 1994, the Company issued 1,572,474 shares of Series A cumulative preferred stock and warrants to purchase 318,650 shares of common stock to investors through a private placement offering. The exercise price for these warrants was $0.45896 per share. These warrants were exercised upon consummation of the initial public offering (Note 13).

     Holders of Series A preferred stock were able to convert any portion of the preferred shares into common shares at any time. Each share of Series A preferred was convertible to one share of common stock. The preferred shares had a liquidation preference equal to the liquidation value of $4.5896 as defined in the Certificate of Incorporation. The preferred shares ranked senior to the common stock in respect to dividend rights and had full voting rights.

     The Company was required to redeem the outstanding Series A preferred shares in equal increments semiannually between October 31, 2000 and April 30, 2002. The redemption price was $4.5896 per share plus undeclared, accrued dividends at a rate of 8% compounded daily of $1,031, $1,718 and $596 at July 28, 1996, and July 31, 1997 and the period August 1, 1997 through May 18, 1998 (the date amounts were funded through issuance of common stock in conjunction with the initial public offering), respectively. Dividends are cumulative until declared by the Board.

     In May 1998, contemporaneous with the closing of the initial public offering, all outstanding shares of preferred stock were converted on a one for one basis into common stock and common stock was issued in payment of accrued preferred dividends of $2,314.

                            BLUE RHINO CORPORATION

                (in thousands, except share and per share data)


13. Stockholders' Equity (Deficit):

     On November 17, 1997, the Board approved the following matters for which stockholder consent was received effective December 31, 1997 that were executed contemporaneously with the closing of the IPO:

     . A reverse stock split of 1 share of common stock for 13.225130 shares of the Company's common shares outstanding. The reverse stock split has been reflected in the average shares outstanding, shares outstanding and loss per share amounts in the balance sheets, statements of operations and changes in shareholders deficit.

     . The authorized shares of the Capital Stock were increased to 120,000,000 comprised of 100,000,000 shares of Common Stock par value $0.001 per share and 20,000,000 shares of preferred, with terms to be determined by the Board.

     . Issue shares of common stock to the holders of outstanding warrants to satisfy their right to receive common stock (assuming a cashless exercise of their warrants).

     . Accelerate the vesting of all outstanding options under the 1994 Stock Incentive Plan.

     Common Stock Options and Restricted Stock--The Company has four active stock option plans (the "Plans") and has reserved 981,853 shares of common stock for use and distribution under terms of the Plans. Under the Plans, the Company may, at its discretion, issue incentive or non-qualified stock options, stock appreciation rights, restricted stock or deferred stock. The terms and conditions of the awards made under the plans vary but, in general, are at the discretion of the Board of Directors or its appointed committee.

     The 1994 Stock Incentive Plan was adopted by the Board of Directors and approved by the stockholders in December 1994 and has 181,853 shares of Common Stock reserved for issuance upon the exercise of Options granted thereunder. As of July 31, 1998, Options to purchase 181,853 shares of Common Stock at a weighted average exercise price of $6.03 per share were outstanding under the 1994 Stock Incentive Plan. All Options are vested and exercisable, however, no Options have been exercised. These options expire 10 years from their date of grant. No additional options, stock appreciation rights, restricted stock or deferred stock can be granted under the 1994 Stock Incentive Plan.

     The 1998 Stock Incentive Plan was adopted by the Board of Directors and approved by the stockholders in May 1998 under which 300,000 shares of Common Stock have been reserved for issuance upon the exercise of Options granted thereunder. As of July 31, 1998, the Company had 275,300 Options outstanding, none of the Options are vested or exercisable. The exercise price for outstanding Common Stock options is $13.00 per share. Pursuant to the 1998 Stock Incentive Plan, the Company may make grants of options to officers, employees, consultants and advisors of the Company. These options vest ratably over 5 years and expire 10 years from their date of grant.

                            BLUE RHINO CORPORATION

                (in thousands, except share and per share data)


     All non-employee directors are entitled to participate in the Non-Employee Director Stock Option Plan (the "Director Option Plan"). The Director Option Plan was adopted by the Board of Directors and approved by the stockholders in November 1997, and became effective on May 18, 1998. The Company has reserved 100,000 shares of Common Stock for issuance under the Director Option Plan. As of July 31, 1998, the Company has not granted any options under this plan. The Board of Directors has approved an annual grant to each Director under the Director Option Plan of options to purchase 4,000 shares of Common Stock at a price per share equal to the fair market value per share of the Common Stock as of the grant date consisting of 1,000 shares for each quarterly board meeting such director attended during the previous year. One third of these options will vest on each of the first three anniversaries of the grant date and expire 10 years from their date of grant.

     In November 1997, the Board of Directors adopted and the stockholders approved the Distributor Incentive Stock Option Plan (the "Distributor Option Plan") which became effective on May 18, 1998. The Company has reserved 400,000 shares of Common Stock for issuance upon the exercise of options granted under the Distributor Option Plan. In May 1998, the Company granted Options to purchase 240,887 shares of Common Stock to existing Blue Rhino distributors at an exercise price equal to $13.00 per share. Blue Rhino distributors and their stockholders, partners, members, directors, general partners, managers, officers, employees and consultants are eligible to receive options under the Distributor Option Plan. As of July 31, 1998 the Company had 240,887 options outstanding, none of the Options are vested or exercisable. Options issued under the Distributor Option Plan vest ratably over 4 years and expire 10 years from their date of grant. For the fiscal year ended 1997, the Company recognized compensation expense of $50 related to the issuance of stock options under the Distributor Option Plan.

     The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting For Stock-Based Compensation." Accordingly, since options were granted at fair value, no compensation cost has been recognized for stock options granted to date. Had compensation cost for these plans been determined for options granted since August 1, 1995 consistent with SFAS No. 123, the Company's net loss and loss per share would have increased to the following pro forma amounts.

                                             For the Fiscal Years Ended
                                            -----------------------------
                                              1996       1997      1998
                                            ---------  --------  --------
Net loss:
   As reported............................   $(7,431)  $(5,584)  $(2,369)
                                             =======   =======   =======
   Pro forma..............................   $(7,454)  $(5,649)  $(2,694)
                                             =======   =======   =======

Basic and diluted loss per common share:
   As reported............................   $ (4.96)  $ (3.74)  $ (1.01)
                                             =======   =======   =======

   Pro forma..............................   $ (4.97)  $ (3.78)  $ (1.12)
                                             =======   =======   =======

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for all grants: expected lives of 6 years; expected volatility 30%; expected dividends of $0 and a risk-free interest rate of 5.5%.

                            BLUE RHINO CORPORATION

                (in thousands, except share and per share data)

     A summary of the status of the Company's Plans at July 31, 1996, July 31, 1997 and 1998 and changes during the periods then ended is presented in the table and narrative below:

                                                1994 Stock          1998 Stock         Distributor         Director
                                             -----------------   -----------------  -----------------  -----------------
                                              Incentive Plan      Incentive Plan       Option Plan        Option Plan
                                             -----------------   -----------------  -----------------  -----------------
                                                      Weighted            Weighted           Weighted           Weighted
                                                      --------            --------           --------           --------
                                                      Average             Average            Average            Average
                                                      -------             -------            -------            -------
                                                      Exercise            Exercise           Exercise           Exercise
                                                      --------            --------           --------           --------
                                             Shares     Price   Shares      Price   Shares     Price    Shares    Price
                                             ------     -----   ------      -----   ------     -----    ------    -----
Shares under option:
  Outstanding at August 1, 1995...            43,478     $4.59       --    $   --       --    $   --       --    $   --
     Granted......................            37,731      4.79       --        --       --        --       --        --
     Exercised....................                --        --       --        --       --        --       --        --
     Forfeited....................             9,149      4.59       --        --       --        --       --        --
     Exercisable..................             7,183      4.59       --        --       --        --       --        --
  Weighted average fair value of
    options granted...............                --      1.53       --        --       --        --       --        --
  Outstanding at July 28, 1996....            72,060      4.70       --        --       --        --       --        --
     Granted......................           104,044      6.69       --        --       --        --       --        --
     Exercised....................                --        --       --        --       --        --       --        --
     Forfeited....................            12,159      4.85       --        --       --        --       --        --
     Exercisable..................            21,399      4.67       --        --       --        --       --        --
  Weighted average fair value of
    options granted...............                --      2.21       --        --       --        --       --        --
  Outstanding at July 31, 1997....           163,945      5.94       --        --       --        --       --        --
     Granted......................            18,887      6.61  275,300     13.00  240,887     13.00       --        --
     Exercised....................                --        --       --        --       --        --       --        --
     Forfeited....................               979      6.15                                             --        --
     Exercisable..................           181,853      6.01       --        --       --        --       --        --
  Weighted average fair value of
    options granted...............                --      2.69       --      5.29       --      4.77       --        --
  Outstanding at July 31, 1998....           181,853      6.01  275,300     13.00  240,887     13.00       --        --
  Options available for grant at
    July 31, 1998.................                --        --   24,700        --  159,113        --  100,000        --

       Warrants--During fiscal 1998, the Company issued 81,913 warrants ("1998 Warrants") to stockholders in connection with loans made to the Company (Note
7). In fiscal 1997, the Company issued approximately 226,841 warrants in connection with the cylinder display lease facility (Note 10), and the issuance of the common stock to PPH (Note 15). In addition, during fiscal years ended July 28, 1996 and July 31, 1995, the Company issued approximately 303,513 warrants to individuals to purchase common stock for their assistance in connection with various debt placements. During fiscal 1998, 938,789 shares of common stock were issued for the exercise of all outstanding warrants, except for the 1998 Warrants, upon consummation of the initial public offering.

                            BLUE RHINO CORPORATION

                (in thousands, except share and per share data)



14. Loss per Share:

     The Company has retroactively adopted SFAS No. 128, "Earnings Per
Share." The impact of adopting this statement had no effect on loss per share for fiscal years 1998, 1997 and 1996. The basic and diluted loss per share was determined as follows:

                                                              Fiscal Years Ended
                                                        -------------------------------
                                                        July 28,   July 31,   July 31,
                                                        ---------  ---------  ---------
                                                          1996       1997       1998
                                                        ---------  ---------  ---------
Basic and diluted loss per common share:
  Net loss............................................   $(7,431)   $(5,584)   $(2,369)
  Less: Redeemable preferred stock dividends..........       636        687        596
                                                         -------    -------    -------
Loss applicable to common stockholders................   $(8,067)   $(6,271)   $(2,965)
Weighted average common shares used in computing the
 basic and diluted loss per common share (in
 thousands)...........................................     1,628      1,678      2,945
                                                         -------    -------    -------
   Basic and diluted loss per common share............   $ (4.96)   $ (3.74)   $ (1.01)
                                                         =======    =======    =======

     Options to purchase common stock and the assumed exercise of warrants during the fiscal years ended 1998, 1997 and 1996 have been excluded from the computation of diluted earnings per common share as they were anti-dilutive.


15. Related Party Transactions:

     PPH, Caribou Cylinder Exchange, L.L.C. ("Caribou"), Javelina Cylinder Exchange, L.L.C. ("Javelina") and Raven Propane, L.L.C. ("Raven Propane"), are affiliates and operate as distributors for the Company. PPH began operations as a distributor during fiscal 1996, while Caribou, Javelina and Raven Propane began operations as distributors during fiscal 1998. The following represents related party balances with these affiliates outstanding at July 28, 1996 and July 31, 1997 and 1998, and transactions for the fiscal years then ended, respectively:

                                                     PPH            Javelina  Raven  Caribou
                                            ----------------------  --------  -----  -------
                                             1996    1997    1998     1998    1998     1998
                                            ------  ------  ------   ------  ------   ------
             Notes receivable.............  $1,399  $1,191  $1,072     $ --    $ --      $--
             Trade accounts payable.......     407     648     903       33     130       33
             Cost of sales--distributors..   1,561   5,319   7,889      118     381       31
             Interest income..............      43     142     117       --      --       --
             Lease income.................      25     160     160        2       3        1
             Issuance of common stock.....      --   1,000      --       --      --       --
             Cylinder usage fee...........      --      --      51       --       3       --
             Cylinder purchases...........      --      --   1,397        7      89       22

                             BLUE RHINO CORPORATION

                (in thousands, except share and per share data)


          Certain operational and financial management services were provided to the Company by an affiliate through common ownership. Fees for these services for the fiscal years ended July 28, 1996 and July 31, 1997 were approximately $519, and $154, respectively.

          The Company leases a facility from an affiliate under a noncancelable operating lease which expires in December 1998. Future minimum lease payments for the lease are $34 for the fiscal year ending 1999. Rent expense under this lease was $22, $76, and $82 for the fiscal years ended July 28, 1996, and July 31, 1997 and 1998, respectively.

          The Company leases a facility and certain equipment to PPH. Lease income from PPH for the fiscal years ended July 28, 1996, July 31, 1997, and 1998 was $62, $56, and $55, respectively.

          During fiscal 1998, the Company paid professional fees to Pedersen & Houpt, P.C. ("P & H") in the amount of $401. A partner of P & H is also a director of the Company.


16. Income Taxes:

          Due to the Company's operating losses, there is no current or deferred tax expense for the fiscal years ended July 28, 1996, and July 31, 1997 and 1998.

          A reconciliation of the differences between the statutory federal income tax rate of 34% and the effective rate of income tax expense is as follows:

                                                         Fiscal Years Ended
                                                   -------------------------------
                                                   July 28,   July 31,   July 31,
                                                     1996       1997       1998
                                                   ---------  ---------  ---------
Federal statutory tax rate.......................      34.0%      34.0%      34.0%
 Operating losses having no current tax benefit..     (33.8)     (33.9)     (33.1)
 Permanent differences and other.................      (0.2)      (0.1)      (0.9)
                                                      -----      -----      -----
Effective tax rate...............................       0.0%       0.0%       0.0%
                                                      =====      =====      =====

  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liability are as follows at:

                                                            July 28,   July 31,   July 31,
                                                              1996       1997       1998
                                                            ---------  ---------  ---------
Assets:
   Net operating loss carry forward.......................   $ 4,842    $ 6,981    $ 7,745
   Allowance for doubtful accounts........................        32         60        242
   Inventory capitalization...............................        19          4        105
   Organization costs.....................................        37         24         12
   Other..................................................        34         78         23
   Depreciation and amortization..........................        --          1         --
                                                             -------    -------    -------
        Total gross deferred tax assets...................     4,964      7,148      8,127
   Valuation allowance....................................    (4,960)    (7,148)    (8,059)
                                                             -------    -------    -------
        Net deferred tax assets...........................   $     4    $    --    $    68
                                                             =======    =======    =======
Liability:
   Depreciation and amortization..........................   $     4    $    --    $    68
                                                             =======    =======    =======

                             BLUE RHINO CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (in thousands, except share and per share data)

  At July 31, 1998, the Company had a net operating loss carryforward for federal income tax purposes of approximately $19.9 million which is available to offset future federal taxable income, if any, in varying amounts through 2013.


17. Defined Contribution Plan:

  The Company has a 401(k) plan, sponsored by an affiliate, which allows participants to make voluntary pretax contributions, through payroll deductions, up to 10% of total compensation, subject to Internal Revenue Service limitations. All employees who have at least one year of service and 1,000 hours within that year of service are eligible to participate in this plan. The plan provides for discretionary profit sharing contributions by the Company. The Company made no contributions to the plan during fiscal 1996, 1997 and 1998.


18. Change in Fiscal Year End:

  In 1997, the Company changed from a 52--53 week year end, to a July 31 fiscal year end. The effect of this change was not material.


19. Subsequent Events:

  The Company completed three acquisitions in August and September 1998 for approximately $1.1 million in the aggregate related to assets including cylinders, cylinder display racks, and right, title and interest in and to sellers' retail propane cylinder exchange accounts and locations. These acquisitions were funded with proceeds received from the Initial Public Offering.

20. Quarterly Financial Data (unaudited):

                                                            Fiscal 1997 Quarter Ended
                                                 -------------------------------------------------
                                                  October 31,   January 31,   April 30,   July 31,
                                                      1996          1997         1997      1997
                                                  ------------  ------------  ----------  --------
                                                       (in thousands, except per share data)
Net sales....................................         $ 2,491       $ 2,018     $ 3,000    $6,702
Gross profit.................................             285           218         522     1,542
                                                      -------       -------     -------    ------
Net loss.....................................         $(1,215)      $(1,566)    $(1,971)   $ (832)
                                                      =======       =======     =======    ======
Per share data:
  Basic and diluted loss per common share...          $ (0.85)      $ (1.07)    $ (1.26)   $(0.57)
                                                      =======       =======     =======    ======

                                                           Fiscal 1998 Quarter Ended
                                               ------------------------------------------------
                                                October 31,   January 31,   April 30,   July 31,
                                                   1997          1998         1998       1998
                                               ------------  ------------  ----------  --------
                                                    (in thousands, except per share data)
Net sales................................          $ 4,139       $ 4,175     $ 5,694    $13,364
Gross profit.............................              985           958       1,372      3,532
                                                   -------       -------     -------    -------
Net income (loss)........................          $(1,340)      $(1,224)    $(1,067)   $ 1,261
                                                   =======       =======     =======    =======
Per share data:
  Basic income (loss) per common share...          $ (0.81)      $ (0.83)    $ (0.72)   $  0.20
                                                   =======       =======     =======    =======
Diluted income (loss) per common share...          $ (0.81)      $ (0.83)    $ (0.72)   $  0.19
                                                   =======       =======     =======    =======

    Item 9 - Changes in and Disagreements with Accountants on Accounting and
                              Financial Disclosure

             None.

                                   PART III


Item 10 - Executive Officers and Directors

     Executive officers and directors of the Company, and their ages as of the date hereof are as follows:


Name                                       Age                     Position
----                                       ---         ------------------------------------
Billy D. Prim (1)........................   42         Chairman of the Board, President
                                                       and Chief Executive Officer

Andrew J. Filipowski (1).................   47         Vice Chairman

Mark Castaneda...........................   34         Director, Secretary and Chief Financial Officer

Kay B. Martin............................   45         Vice President, Chief Information Officer

Richard E. Belmont.......................   38         Vice President, Sales and Marketing

Joseph T. Culp...........................   41         Vice President, Partner Development

Steven D. Devick (2)(3)..................   46         Director

Craig J. Duchossois (1)(2)...............   53         Director

Richard A. Brenner (2)(3)................   35         Director

John H. Muehlstein (3)...................   43         Director

-------------

(1)  Member of the Executive Committee.

(2)  Member of the Compensation Committee.

(3)  Member of the Audit Committee.

     Billy D. Prim co-founded the Company in March 1994 and has served as its Chief Executive Officer and Chairman of the Board since its incorporation and as its President since January 1996. Mr. Prim also serves as President and Chief Executive Officer and is a 51% stockholder of American Oil and Gas Company, Inc., a North Carolina based holding company which until April 1995 was also a distributor of propane gas, home heating oil, diesel fuel and kerosene. Mr. Prim is a director and part owner of several privately-held companies, including Platinum Propane, Caribou Propane, Javelina Propane and Raven Propane which act as distributors for the Company. Mr. Prim is also a director of Bison Valve, L.L.C., a valve distributor to which the Company has made a convertible loan, Southern Community Bank & Trust and the National Propane Gas Association.

     Andrew J. Filipowski co-founded the Company in March 1994 and has served as Vice Chairman of the Board since May 1994. Mr. Filipowski is a co-founder of Platinum Technology, Inc. and has been its Chairman of the Board, President and Chief Executive Officer since its formation in April 1987. Mr. Filipowski is also a director of Platinum Entertainment, Inc., Eagle River Interactive, Inc., System Software Associates, Inc. and several privately-held companies including Platinum Propane, Caribou Propane, Javelina Propane and Raven Propane which act as distributors for the Company.

     Mark Castaneda has served as Chief Financial Officer since October 1997 as Secretary since February 1998 and as a director since August 1998. Prior to joining the Company, Mr. Castaneda served as the Vice President of Finance and the Chief Financial Officer for All Star Gas Corporation, from July 1995 until October 1997; as a Director of Planning and

Controller of Skelgas Propane, Inc. from May 1991 to July 1995; and as a certified public accountant with Deloitte & Touche, LLP from June 1986 to May 1991.

     Kay B. Martin has served as Vice President and Chief Information Officer since March 1997. Prior to joining the Company, Ms. Martin served as the Director of Information Resources for R.J. Reynolds Tobacco Company from March 1988 to March 1997.

     Richard E. Belmont has served as Vice President of Sales and Marketing since March 1995. Prior to joining the Company, Mr. Belmont was the product planning manager and parts and product manager with the Char-Broil Division of W.C. Bradley Co. from January 1990 to March 1995. Mr. Belmont is currently a director of the BIA.

     Joseph T. Culp has served as Vice President of Partner Development since November 1995. Prior to joining the Company, Mr. Culp was the general manager of Skelgas Propane, Inc. from February 1994 to November 1995, and as a regional manager for Suburban Propane Partners, L.P. from January 1981 to February 1994.

     Steven D. Devick has served as a director since May 1994. Mr. Devick is the founder of Platinum Entertainment, Inc. and has served as its Chairman of the Board and Chief Executive Officer since January 1992 and as its president since January 1996. Mr. Devick is a director of Platinum Technology, Inc., as well as serving as an officer and director of several privately-held companies.

     Craig J. Duchossois has served as a director since May 1994. Mr. Duchossois has been the Chief Executive Officer of Duchossois Industries, Inc., a privately-held diversified manufacturing and service company since 1995, and previously served as its President from 1986 to 1995. Mr. Duchossois has also served as a director of Platinum Entertainment, Inc., and currently serves as a director of Bissell, Inc. and LaSalle National Bank as well as several privately-held companies, including Bison Valve, L.L.C.

     Richard A. Brenner, has served as a director since August 1998. Mr.
Brenner has served as President of Amarr Company since July 1993. Mr. Brenner has served on the Board of Advisors of Wachovia Bank since 1993 and also acts as a board member for several privately-held companies.

     John H. Muehlstein has served as a director since September 1995. Since 1986, Mr. Muehlstein has been a partner of the law firm of Pedersen & Houpt, P.C., legal counsel to the Company. Mr. Muehlstein also serves as a director of Einstein/Noah Bagel Corp., SpinCycle, Inc. and several privately-held companies.


Section 16(a) Beneficial Ownership Reporting Compliance

     Based solely on a review of the Form 3, Form 4 and Form 5 disclosure statements furnished to the Company by its executive officers, directors and the beneficial owners of over 10% of the Company's common stock, the Company does not believe that any of such reports were not filed on a timely basis or failed to report any transaction required to be reported therein.


Item 11 - Executive Compensation

     The Information concerning the compensation of the Company's executive officers and directors, contained in the sections titled Director Compensation and Executive Compensation in the Company's definitive Proxy Statement for the annual meeting of Stockholders which will be filed within 120 days after the fiscal year end covered by this report are incorporated herein by reference.


Item 12 - Principal Stockholders

     The Information concerning the principal stockholders of the Company, contained in the section titled Common Stock Ownership of Directors, Executive Officers and Certain Beneficial Owners in the Company's definitive Proxy Statement for the annual meeting of Stockholders which will be filed within 120 days after the fiscal year end covered by this report are incorporated herein by reference.

Item 13 - Certain Transactions

     The Information concerning certain transactions to be disclosed pursuant to Rule 404, contained in the section titled Certain Transactions in the Company's definitive Proxy Statement for the annual meeting of Stockholders which will be filed within 120 days after the fiscal year end covered by this report are incorporated herein by reference.

                                    PART IV


Item 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K

       (a) The following documents are filed as part of this report:

           (1)  Consolidated Financial Statements of the Company are included in
                Part II, Item 8:

                     Report of Independent Accountants

                     Consolidated Balance Sheets

                     Consolidated Statements of Operations

                     Consolidated Statements of Changes in Stockholders' (Deficit) Equity

                     Consolidated Statements of Cash Flows

                     Notes to Consolidated Financial Statements

           (2)  Financial Statement Schedules

                     None of the financial statement schedules set forth in the applicable accounting regulations of the Commission are required to be made a part of this report under the applicable instructions to such regulations.

           (3)  Exhibits

                     See the Exhibit Index following the Signature Page, which is incorporated herein by reference.

       (b)  Reports on Form 8-K

                The Company did not file any reports on Form 8-K during the last quarter of the period covered by this report.

                                  SIGNATURES

     Pursuant to the requirement of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Date: October 29, 1998

                                    BLUE RHINO CORPORATION


                                    By: /s/ Billy D. Prim
                                       -----------------------------------------
                                         Billy D. Prim
                                         Chairman, President and Chief Executive
                                         Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.


Signature                      Capacity                                               Date
---------                      --------                                               ----
/s/ Billy D. Prim              Chairman, President and Chief Executive Officer        October 29, 1998
-------------------------      (Principal Executive Officer)
Billy D. Prim


/s/ Mark Castaneda             Secretary, Chief Financial Officer and Director        October 29, 1998
-------------------------      (Principal Financial and Accounting Officer)
Mark Castaneda


/s/ Andrew J. Filipowski       Vice Chairman of the Board                             October 29, 1998
-------------------------
Andrew J. Filipowski


/s/ Craig J. Duchossois        Director                                               October 29, 1998
-------------------------
Craig J. Duchossois


/s/ Steven D. Devick           Director                                               October 29, 1998
-------------------------
Steven D. Devick


/s/ John H. Muehlstein         Director                                               October 29, 1998
-------------------------
 John H. Muehlstein


/s/ Richard A. Brenner         Director                                               October 29, 1998
-------------------------
 Richard A. Brenner

                                    EXHIBITS


 Exhibit
----------
  Number                                 Description of Exhibit
----------  -----------------------------------------------------------------------------------
 3.1        Second Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company's Report on Form 10-Q dated July 2, 1998.

 3.2        Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 dated May 18, 1998.

 4.1        Form of Certificate of Common Stock of the Company, incorporated by reference to Exhibit
            4.1 to the Company's Registration Statement on Form S-1 dated May 18, 1998.

 10.1(a)    Loan Agreement, dated as of December 18, 1997, between the Company and NationsBank,
            N.A., incorporated by reference to Exhibit 10.1(a) to the Company's Registration Statement
            on Form S-1 dated May 18, 1998.

 10.1(b)    Security Agreement, dated as of November 26, 1997 between the Company and
            NationsBank, N.A., incorporated by reference to Exhibit 10.1(b) to the Company's Registration
            Statement on Form S-1 dated May 18, 1998.

 10.1(c)    Amendment to Loan Agreement dated July 30, 1998 between the Company and NationsBank, N.A., incorporated by reference to Exhibit 10.1(c) to the Company's Registration Statement
            on Form S-1 dated September 30, 1998.

   10.2     Note Purchase Agreement, dated as of January 1, 1998, among the Company and Craig J.
            Duchossois, Andrew Filipowski, James Liautaud and Lennard Carlson, incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1 dated May
            18, 1998.

 10.4(a)    Asset Purchase Agreement, dated as of December 9, 1997, between the Company and Bison
            Propane Bottle Exchange, LLC, incorporated by reference to Exhibit 10.4(a) to the Company's
            Registration Statement on Form S-1 dated May 18, 1998.

 10.4(b)    First Amendment to the Asset Purchase Agreement, dated as of December 10, 1997, between the
            Company and Bison Propane Bottle Exchange, LLC, incorporated by reference to Exhibit 10.4(b)
            to the Company's Registration Statement on Form S-1 dated May 18, 1998.

   10.5     Multi-Draw Convertible Secured Promissory Note, dated as of February 12, 1998, by Bison
            Valve, L.L.C. to the Company, incorporated by reference to Exhibit 10.5 to the Company's
            Registration Statement on Form S-1 dated May 18, 1998.

   10.6     Collateral Assignment of License Agreement, dated as of February 12, 1998, by Bison Valve,
            L.L.C. to the Company, incorporated by reference to Exhibit 10.6 to the Company's Registration
            Statement on For S-1 dated May 18, 1998.

 10.7(a)    Form of Distribution Agreement of the Company and Its Distributors, incorporated by reference to Exhibit 10.7(a) to the Company's Registration Statement on Form S-1 dated May 18, 1998.

 10.7(b)    Form of Sublease of Personal Property between the Company and Its Distributors, incorporated by reference to Exhibit 10.7(b) to the Company's Registration Statement on Form S-1 dated May 18,
            1998.


 10.8(a)   Form of Security Agreement to Secure the Sale of Cylinders between the Company and its
           Distributors, incorporated by reference to Exhibit 10.8(a) to the Company's Registration
           Statement on Form S-1 dated May 18, 1998.

 10.8(b)   Form of Promissory Note Evidencing the Sale of Cylinders between the Company and its
           Distributors, incorporated by reference to Exhibit 10.8(b) to the Company's Registration
           Statement on Form S-1 dated May 18, 1998.

   10.9    Director Option Plan of the Company, incorporated by reference to Exhibit 10.12 to the
           Company's Registration Statement on Form S-1 dated May 18, 1998.

  10.10    Distributor Stock Option Plan of the Company, incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1 dated May 18, 1998.

  10.11    1994 Stock Incentive Plan of the Company, incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-1 dated May 18, 1998.

  10.12    Amended and Restated Registration Rights Agreement, dated as of March 1, 1997, among the Company, Forsythe/Lunn Technology Partners, L.L.C., Platinum Propane Holding,
           L.L.C., the Purchasers of Units pursuant to the Unit Purchase Agreement dated October 11,
           1995 and the Purchasers of the Company's Series A Convertible Participating Preferred
           Stock, incorporated by reference to Exhibit 10.15 to the Company's Registration Statement
           on Form S-1 dated May 18, 1998.

  10.13    1998 Stock Incentive Plan of the Company, incorporated by reference to Exhibit 10.18 to the Company's Registration Statement on Form S-1 dated May 18, 1998.

  10.14    Real Estate Lease between the Company and Platinum Services Corporation dated as of
           January 1, 1996, incorporated by reference to Exhibit 10.19 to the Company's Registration
           Statement on Form S-1 dated May 18, 1998.

 10.15(a)  Master Lease dated as of February 1, 1996 between the Company and Nelco, Ltd., Incorporated by reference to Exhibit 10.20(a) to the Company's Registration Statement as Form S-1 dated May 18,
           1998.

 10.15(b)  Lease Agreement dated July 30, 1996 between the Company and Leasing Innovations,
           Incorporated incorporated by reference to Exhibit 10.20(b) to the Company's Registration
           Statement as Form S-1 dated May 18, 1998.

 10.15(c)  Lease Agreement dated June 26, 1997 between the Company and Green Tree Vendor Services
           Corporation, incorporated by reference to Exhibit 10.20(c) to the Company's Registration Statement
           on Form S-1 dated May 18, 1998.

  10.16    Services Agreement dated June 1, 1997 between the Company and Information Management
           Services.


 10.17    Underwriting Agreement dated May 22, 1998 among the Company, Hambrecht & Quist,
          L.L.C., NationsBanc Montgomery Securities LLC and Dain Raucher Wessels Incorporated
          incorporated by reference to Exhibit 1.1 to the Company's Registration Statement on
          Form S-1 dated May 18, 1998.

   21.1   Subsidiaries of the Company incorporated by reference to Exhibit 21.1 to the Company's
          Registration Statement on Form S-1 dated May 18, 1998.

   24.1   Power of Attorney

   27.1   Financial Data Schedule

                                                 -------