Form 10-Q
period 1998-10-31
BLUE RHINO CORP
filed 1998-12-15
CIK 1034379

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           _________________________

                                   FORM 10-Q


[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended October 31, 1998

                                       OR

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _____to ______

     _____________________________________________________________________

                        Commission file number: 0-24287

                             BLUE RHINO CORPORATION
             (Exact name of registrant as specified in its charter)



           Delaware                                     56-1870472
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                           104 Cambridge Plaza Drive
                      Winston-Salem, North Carolina 27104
                    (Address of principal executive offices)

                                 (336) 659-6900
              (Registrant's telephone number, including area code)
  ____________________________________________________________________________


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

     Yes [X]    No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of December 15, 1998: 7,634,654 -- common shares

                             BLUE RHINO CORPORATION

                                     INDEX
                                     -----


PART 1: FINANCIAL INFORMATION

Item 1:   Financial Statements (unaudited):

               Condensed consolidated balance sheets as of October 31, 1998 and July 31, 1998

               Condensed consolidated statements of operations for the three months ended October 31, 1998 and 1997

               Condensed consolidated statements of cash flows for the three months ended October 31, 1998 and 1997

               Notes to condensed consolidated financial statements


Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3:   Quantitative and Qualitative Disclosures About Market Risk

PART II: OTHER INFORMATION

Item 1:   Legal Proceedings

Item 2:   Changes in Securities and Use of Proceeds

Item 3:   Defaults Upon Senior Securities

Item 4:   Submission of Matters to a Vote of Security Holders

Item 5:   Other Information

Item 6:   Exhibits and Reports on Form 8-K


SIGNATURES

                            Blue Rhino Corporation
                     Condensed Consolidated Balance Sheets
                   As of October 31, 1998 and July 31, 1998,
                                (In thousands)
                                  -----------

                                                                   October 31,   July 31,
                                                                      1998         1998
                                                                   -----------   --------
                                                                        (Unaudited)
                              ASSETS
                              ------
Cash and cash equivalents                                           $  4,122     $  5,908
Trade accounts receivable, net                                         5,219        7,771
Cylinder inventories                                                   1,005        2,377
Notes receivable                                                         254          540
Prepaid expenses & other current assets                                1,561          487
                                                                    --------     --------
    Total current assets                                              12,161       17,083

Property & equipment, net                                              9,682        8,418
Notes receivable                                                         842        1,424
Intangibles, net                                                       6,605        3,532
Other assets                                                             186          120
                                                                    --------     --------

    Total assets                                                    $ 29,476     $ 30,577
                                                                    ========     ========

              LIABILITIES AND STOCKHOLDERS' EQUITY
              ------------------------------------
Trade accounts payable                                              $  2,555     $  4,421
Acquisition notes payable                                                476          212
Current portion of long-term debt and capital lease obligations          329          286
Accrued liabilities                                                      414          475
                                                                    --------     --------
    Total current liabilities                                          3,774        5,394

Long-term debt, less current maturities                                   86          104
Capital lease obligations, less current maturities                       197          156
                                                                    --------     --------
    Total liabilities                                                  4,057        5,654
                                                                    --------     --------

Stockholders' equity:
  Common stock                                                             8            8
  Additional paid-in capital                                          46,320       46,320
  Accumulated deficit                                                (20,909)     (21,405)
                                                                    --------     --------
Total stockholders' equity                                            25,419       24,923
                                                                    --------     --------

Total liabilities and stockholders' equity                          $ 29,476     $ 30,577
                                                                    ========     ========

     See accompanying notes to condensed consolidated financial statements.

                            Blue Rhino Corporation
                Condensed Consolidated Statements of Operations
             For the Three Months Ended October 31, 1998 and 1997
                                (In thousands)


                                            Three Months Ended
                                                October 31,
                                            ------------------
                                             1998        1997
                                             ----        ----
                                               (Unaudited)

  Net sales                                 $9,222     $ 4,140

  Cost of sales                              6,782       3,155
                                            ------     -------

       Gross profit                          2,440         985

  Operating expenses (income):
     Sales and marketing                       669         564
     General and administrative              1,104         844
     Lease income, net                        (212)          8
     Depreciation and amortization             495         245
     Nonrecurring charges                        -         281
                                            ------     -------
       Total operating expenses, net         2,056       1,942
                                            ------     -------

       Income (loss) from operations           384        (957)

  Other expenses (income):
     Interest expense                           32         434
     Other income, net                         (70)        (51)
                                            ------     -------

       Income (loss) before taxes           $  422     $(1,340)
                                            ======     =======

  Income taxes                                   -           -
                                            ------     -------
       Net income (loss)                    $  422     $(1,340)
                                            ======     =======

  Income (loss) available to common
    stockholders                            $  422     $(1,447)
                                            ======     =======

  Earnings (loss) per common share:
      Basic and diluted                     $ 0.05     $ (0.81)
                                            ======     =======

  Weighted average common shares
    used in computing earnings (loss)
    per common share:
       Basic                                 7,631       1,779
                                            ======     =======
       Diluted                               7,719       1,779
                                            ======     =======


     See accompanying notes to condensed consolidated financial statements

                            Blue Rhino Corporation
                Condensed Consolidated Statements of Cash Flows
             For the Three Months Ended October 31, 1998 and 1997
                                (In thousands)
                                  -----------

                                                                             Three Months Ended
                                                                                 October 31,
                                                                             -------------------
                                                                              1998        1997
                                                                             -------     -------
                                                                                 (unaudited)
Cash flows from operating activities:
    Net income (loss)                                                        $   422     $(1,340)
    Adjustments to reconcile net income (loss) to net cash provided by
      (used in) operating activities:
         Depreciation and amortization                                           495         245
         Loss on disposal of property and equipment                                -         240
         Accreted interest on senior discount notes                                -         390
         Compensation expense related to stock option plan                        74           -
         Changes in operating assets and liabilities, net
             of business acquisitions:
                 Accounts receivable                                           2,552       1,021
                 Cylinder inventories                                          2,679           -
                 Other current assets                                         (1,186)         39
                 Accounts payable                                             (1,866)       (670)
                 Other accrued liabilities                                       (62)       (384)
                                                                             -------     -------
                       Net cash provided by (used in) operating activities     3,108        (459)
                                                                             -------     -------
Cash flows from investing activities:
    Purchases of property and equipment                                       (1,099)       (151)
    Proceeds from disposals of property and equipment                              -           3
    Business acquisitions                                                     (3,614)        (40)
    Collections on notes receivable                                              104         116
                                                                             -------     -------
                       Net cash used in investing activities                  (4,609)        (72)
                                                                             -------     -------
Cash flows from financing activities:
    Payments on notes payable to bank                                         (3,433)          -
    Proceeds from notes payable to bank                                        3,433         566
    Payments on acquisition notes payable                                       (175)          -
    Payments on long-term debt and capital lease obligations                    (110)        (47)
                                                                             -------     -------
                       Net cash provided by (used in) financing activities      (285)        519
                                                                             -------     -------
Net decrease in cash and cash equivalents                                     (1,786)        (12)
Cash and cash equivalents at beginning of period                               5,908         325
                                                                             -------     -------
Cash and cash equivalents at end of period                                   $ 4,122     $   313
                                                                             =======     =======

     See accompanying notes to condensed consolidated financial statements.

                            Blue Rhino Corporation
             Notes to Condensed Consolidated Financial Statements
                               October 31, 1998


Note 1 -- Basis of Presentation

     The condensed consolidated financial statements of Blue Rhino Corporation (the "Company") include the accounts of its wholly owned subsidiaries, Rhino Services, L.L.C., formed in March 1997 and CPD Associates, Inc., formed in March 1998. All intercompany transactions and balances have been eliminated in consolidation.

     The accompanying unaudited interim condensed consolidated financial statements of the Company have been prepared by the Company in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of items of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three months ended October 31, 1998 are not necessarily indicative of the results that may be expected for the year ending July 31, 1999.

     These financial statements should be read in conjunction with the audited consolidated financial statements of Blue Rhino Corporation as of and for the year ended July 31, 1998.

Note 2 -- Cylinder Inventories

     Cylinder inventories were approximately $1.0 million and $2.4 million as of October 31, 1998 and July 31, 1998, respectively. Inventory is valued at the lower of cost or market.

     On October 30, 1998, the Company sold approximately $6.5 million of cylinder inventories to USA Leasing, L.L.C., an affiliated entity. The gain on the transaction was not material.

     In addition, the Company guaranteed USA Leasing's $6.5 million credit facility.


Note 3 -- Intangibles, net

     During the first quarter of fiscal 1999, the Company completed five acquisitions of assets including cylinders, cylinder displays and other equipment and the rights to sellers' retail propane cylinder exchange accounts and locations for an aggregate purchase price of approximately $4.0 million. The Company paid the aggregate purchase price with approximately $3.6 million in cash from the proceeds of its initial public offering and approximately $439,000 in seller financing. These acquisitions have been accounted for under the purchase method and, accordingly, the operating results from these acquisitions have been included in the Company's consolidated financial statements since the dates of the acquisitions.

     Intangibles consist of the following at:

                                        October 31     July 31,
                                           1998          1998
                                        -----------    --------
                                        (dollars in thousands)
                                        (Unaudited)
          Goodwill                        $6,550        $3,518
          Noncompete agreements              199           102
          Accumulated amortization          (144)          (88)
                                          ------        ------
                                          $6,605        $3,532
                                          ======        ======

     Amortization expense was $56,000 and $68,000 for the three months ended October 31, 1998 and for the fiscal year ended July 31, 1998, respectively.

Note 4 -- Income Taxes

     No provision for income taxes was recorded for the three months ended October 31, 1998 due to the reversal of deferred tax assets for which the benefit was fully reserved in prior years.

Note 5 -- Earnings (Loss) Per Share

     The following table sets forth a reconciliation of the numerators and denominators in computing earnings (loss) per common share in accordance with Statement of Financial Accounting Standards No. 128.

                                                             Three Months Ended
                                                                October 31,
                                                             ------------------
                                                              1998       1997
                                                             ------     -------
                                                           (dollars in thousands,
                                                           except per share data)
                                                                (unaudited)
Basic and diluted earnings (loss) per common share:
  Net income (loss)                                          $  422     $(1,340)
  Less: Redeemable preferred stock dividend                       -         107
                                                             ------     -------
  Income (loss) available to common stockholders             $  422     $(1,447)
  Weighted average common shares used in computing the
   basic and diluted earnings (loss) per common share:
      Basic                                                   7,631       1,779
                                                             ======     =======
      Diluted                                                 7,719       1,779
                                                             ======     =======
  Basic and diluted earnings (loss) per common share         $ 0.05     $ (0.81)
                                                             ======     =======

The weighted average common shares outstanding include the effects of all shares, stock options and stock warrants where the effect of their inclusion would be dilutive. For the period ended October 31, 1997, the assumed conversion of preferred shares would have been anti-dilutive.

Note 6 -- Subsequent Events
(Unaudited)

     In November 1998, the Company modified and extended its existing Loan Agreement (the "Bank Credit Facility") through January 29, 1999. The Bank Credit Facility allows for maximum borrowings of $4.0 million, including a $3.0 million revolving line of credit and a $1.0 million overadvance provision. The Bank Credit Facility is collateralized by a lien on substantially all of the assets of the Company. The Bank Credit Facility requires the Company to meet certain covenants, including minimum net worth and cash flow. The Company is in compliance with these covenants as of the date hereof. The loans under the Bank Credit Facility bear interest at the Prime Rate plus 0.5% per annum. As of October 31, 1998 and the date hereof, the Company had no amount outstanding under the Bank Credit Facility.

     In December 1998, the Company received a commitment for a $12.0 million facility, which includes a $7.0 million revolving line of credit and a $5.0 million acquisition facility (the "New Bank Credit Facility"). The New Bank Credit Facility will replace the existing Bank Credit Facility and will be collateralized by a lien on substantially all of the assets of the Company. Additionally, the New Bank Credit Facility will require the Company to meet certain covenants, including minimum net worth and cash flow. The loans under the New Bank Credit Facility will bear interest at a maximum rate of LIBOR plus 225 basis points.

     The Company consummated three acquisitions, for an aggregate purchase price of approximately $2.2 million for assets including cylinder displays and cylinder exchange accounts and locations. These acquisitions were funded with cash provided by operations and the remaining proceeds of the Company's initial public offering.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and related notes of Blue Rhino Corporation and its wholly owned subsidiaries, Rhino Services, L.L.C. and CPD Associates, Inc., and with our audited consolidated financial statements as of and for the fiscal year ended July 31, 1998, on file with the Securities and Exchange Commission. The results of operations for the three months ended October 31, 1998 are not necessarily indicative of results that may be expected for the year ending July 31, 1999, in part due to the seasonality of our business. The terms we, our, us and the Company refer to Blue Rhino Corporation and its wholly owned subsidiaries.

Results of Operations

Comparison of the Three Months Ended October 31, 1998 as Compared to the Three Months Ended October 31, 1997

     Net sales. Net sales increased 122.8% from approximately $4.1 million for the first quarter of fiscal 1998 to approximately $9.2 million for the first quarter of fiscal 1999. The increase in net sales was due primarily to the increase in the number of retail locations placed in service and increased sales volume at existing locations, which also generated a corresponding increase in cylinder transactions during the period. The installed base of retail locations increased 130% from 5,228 locations at October 31, 1997 to approximately 12,000 locations at October 31, 1998. The number of cylinder transactions increased 88% from approximately 375,000 units in the first quarter of fiscal 1998 to approximately 705,000 units in the first quarter of fiscal 1999.

     Gross margin. Gross margin increased from 23.8% in the first quarter of fiscal 1998 to 26.5% in the first quarter of fiscal 1999. This improvement was primarily due to a price increase on all cylinder transactions which became effective in April 1998 and to a lesser extent due to a shift in sales to accounts with higher margins. A change in the transaction mix of exchanges, upgrades and sales also had a positive impact on gross margin.

     Sales and marketing expenses. Sales and marketing expenses increased 18.6% from approximately $564,000 in the first quarter of fiscal 1998 to approximately $669,000 in the first quarter of fiscal 1999, but decreased as a percentage of net sales from approximately 13.6% in the first quarter of fiscal 1998 to approximately 7.3% in the first quarter of fiscal 1999. The increase in sales and marketing expenses was due primarily to approximately $130,000 of additional compensation and travel related costs for additional internal sales persons offset by approximately $30,000 in reduced commissions to external sales representatives. This increase in our internal sales force converted a portion of our variable sales and marketing expenses to fixed costs. The decrease in sales and marketing expenses as a percentage of net sales was due primarily to the fact that a significant portion of the compensation of our sales and marketing staff is fixed and, as a result, sales and marketing expenses increased at a slower rate than net sales.

     General and administrative expenses. General and administrative expenses increased 30.8% from approximately $844,000 in the first quarter of fiscal 1998 to approximately $1.1 million in the first quarter of fiscal 1999, but decreased as a percentage of net sales from 20.4% in the first quarter of fiscal 1998 to 12.0% in the first quarter of fiscal 1999. The increase in general and administrative expenses was due primarily to additional compensation costs, incremental costs associated with being a public company, including investor relations and other professional fees, and, to a lesser extent, other variable operating costs. The decrease in general and administrative expenses as a percentage of net sales was due primarily to the fact that a significant portion of our general and administrative expenses are fixed and, as a result, general and administrative expenses increased at a slower rate than net sales.

     Lease income, net. Gross lease income increased from approximately $116,000 for the first quarter of fiscal 1998 to approximately $212,000, for the first quarter of fiscal 1999, while gross rent expense for the same periods decreased from approximately $124,000 to $0. The increase in lease income was due to the addition of new retail locations resulting in an increase in the number of cylinder displays leased to our distributors. The decrease in rent expense was a result of our purchase of cylinder displays that we previously leased under an operating lease facility.

     Depreciation and amortization. Depreciation and amortization increased from approximately $245,000 in the first quarter of fiscal 1998 to approximately $495,000 in the first quarter of fiscal 1999. Depreciation expense increased by approximately $177,000 from approximately $225,000 in the first quarter of fiscal 1998 to approximately $402,000 in the first quarter of fiscal 1999 primarily due to the increase in the number of cylinder displays. This increase was due to our purchase of cylinder displays which we previously leased under an operating lease facility and our ongoing purchase of additional cylinder displays to support growth in our installed base of retail locations. Our acquisition of computer technology under capital leases also impacted depreciation expense to a lesser extent. Amortization expense increased by approximately $73,000 from approximately $20,000 in the first quarter of fiscal 1998 to approximately $93,000 in the first quarter of fiscal 1999 primarily due to the increased amortization of intangibles associated with a number of acquisitions.

     Nonrecurring charges. We had no nonrecurring charges for the first quarter of fiscal 1999 and do not expect to incur any additional nonrecurring charges related to our transition to an independent distributor business model from a vertically integrated business model. In the first quarter of fiscal 1998, nonrecurring charges were approximately $281,000, consisting primarily of the write-down of facilities and equipment purchased to support the vertically integrated business model.

     Interest expense. Interest expense decreased from approximately $434,000 in the first quarter of fiscal 1998 to approximately $32,000 in the first quarter of fiscal 1999. The decrease in interest expense resulted from our repayment of substantially all of our outstanding indebtedness in May 1998 with proceeds from our initial public offering. The interest expense in the first quarter of fiscal 1999 was a result of capital lease obligations incurred primarily to acquire computer technology.

     Other income, net. Other income, net increased from approximately $51,000 in the first quarter of fiscal 1998 to approximately $70,000 in the first quarter of fiscal 1999. The increase was primarily due to increased interest income from excess cash balances and various notes receivable.

Liquidity and Capital Resources

     Our primary sources of funds have been the issuance of stock, most recently through our initial public offering in May 1998, and the incurrence of debt. We had working capital of approximately $8.4 million as of October 31, 1998, which is primarily the result of available proceeds from our initial public offering and cash provided by operations.

     Net cash provided by operations was approximately $3.1 million for the first quarter of fiscal 1999, while net cash used in operations for the first quarter of fiscal 1998 was approximately $459,000. Cash provided by operations for both periods resulted primarily from the decrease in accounts receivable due to the seasonal nature of our business. In the first quarter of fiscal 1999 cash provided by operations also resulted from profitable operations and net proceeds of approximately $2.7 million from the sale of cylinders to USA Leasing, L.L.C. ("USA Leasing"). Cash used in operations during the first quarter of fiscal 1999 included approximately $522,000 of advances on certain products and services and approximately $420,000 of equipment acquired through acquisitions and held for resale. Cash used in operations during the first quarter of fiscal 1998 resulted primarily from a net loss. In addition, cash used in operations for both periods resulted from the decreases in accounts payable due to the seasonal nature of our business.

     Net cash used in investing activities was approximately $4.6 million in the first quarter of fiscal 1999 and approximately $72,000 for the first quarter of fiscal 1998. The primary components of cash used in investing activities in both periods included acquisitions of cylinder exchange accounts and related assets as well as investments in property and equipment including cylinder displays and computer technology. The primary components of cash provided by investing activities included collections on notes receivable.

     Net cash used in financing activities was approximately $285,000 for the first quarter of fiscal 1999, while the net cash provided by financing activities was approximately $519,000 for the first quarter of fiscal 1998. In both periods, the cash used in financing activities included payments on various notes payable and capital lease obligations. For the first quarter of fiscal 1998, cash provided by financing activities resulted from bank borrowings.

     We used the net proceeds from our initial public offering of approximately $36.4 million to repay approximately $29.1 million of principal and interest on indebtedness and to fund acquisitions of approximately $4.2 million of assets from twelve local and regional cylinder exchange providers, adding approximately 1,350 new accounts through these acquisitions. We also used approximately $1.1 million to purchase property and equipment and approximately $2.4 million for general corporate purposes.

     In October 1998, we sold grill cylinders to USA Leasing for $6.5 million. During the first quarter of fiscal 1999, we acquired approximately $4.6 million of cylinders from our distributors in contemplation of the sale to USA Leasing. We also acquired the approximately $2.9 million of cylinders in connection with the acquisition of retail accounts and purchases from our distributors in previous periods. Messrs. Prim, Duchossois and Filipowski own approximately 74% of the membership interests in USA Leasing and Mr. Prim serves as its manager. This sale of cylinders was in contemplation of an operating lease arrangement between USA Leasing and our distributors whereby participating distributors pay monthly rent of 1% of the value of the cylinders used by the distributor. We have guaranteed USA Leasing's $6.5 million credit facility.

     In November 1998, we modified and extended until January 29, 1999 our existing Loan Agreement (the "Bank Credit Facility"). The Bank Credit Facility allows for maximum borrowings of $4.0 million, including a $3.0 million revolving line of credit and a $1.0 million overadvance provision. The Bank Credit Facility is collateralized by a lien on substantially all of our assets. The Bank Credit Facility requires us to meet certain covenants, including minimum net worth and cash flow. We were in compliance with these covenants as of October 31, 1998. The loans under the Bank Credit Facility bear interest at the Prime Rate plus 0.5% per annum. As of October 31, 1998 we had no amount outstanding under the Bank Credit Facility.

     In December 1998, we received a commitment for a $12 million credit facility, which includes a $7.0 million revolving line of credit and a $5.0 million acquisition facility (the "New Bank Credit Facility"). The New Bank Credit Facility will replace the existing Bank Credit Facility and be collateralized by a lien on substantially all of our assets. Additionally, the New Bank Credit Facility will require us to meet certain covenants, including minimum net worth and cash flow requirements. The loans under the New Bank Credit Facility will bear interest at a maximum of LIBOR plus 225 basis points.

     We currently lease our offices under a lease from an entity affiliated with two of our directors. Pursuant to the terms of the lease, we pay annual rent of $82,000, plus our allocable share of all taxes, utilities, and maintenance. In December 1999, we renewed this lease to include additional office space with annual rent of $212,700 for an additional three-year term with an option to renew for one three-year term.

     We anticipate that our total capital expenditures (excluding acquisitions) for 1998 will be approximately $5.5 million, and will relate primarily to cylinder displays, computer technology. Our capital expenditure and working capital requirements in the foreseeable future will change depending on the rate of our expansion, our operating results and any other adjustments in our operating plan as needed in response to competition, acquisition opportunities or unexpected events. We believe that existing borrowing capacity under lines of credit, together with cash provided by operations, will be sufficient to meet our working capital requirements in the near term. However, there can be no assurance that we will not seek or require additional capital in the future as a result of expansion or otherwise.

Inflation

     We do not believe that inflation has had a material adverse effect on our net sales or the results of operations. However, there can be no assurance that our business will not be affected by inflation in the future.

Impact of New Accounting Pronouncements

     Statement of Financial Accounting Standards No. 130 ("SFAS No. 130") establishes standards for reporting and display of comprehensive income and its components (revenues, gains, expenses, losses) in a full set of general purpose financial statements and is effective for fiscal years beginning after December 15, 1997. We do not expect SFAS No. 130 to have any impact on our consolidated financial statements.

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 requires public business enterprises to adopt its provisions for periods beginning after December 15, 1997, and to report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. We do not expect SFAS No. 131 to have any impact on our consolidated financial statements.

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It also requires entities to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. We do not expect SFAS No. 133 to have any impact on our consolidated financial statements as we do not invest in any derivative instruments or engage in any hedging activities.

     Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" defines such costs and requires that they be expensed as incurred. This pronouncement is effective for financial statements for fiscal years beginning after December 15, 1998 although earlier application is encouraged. We have chosen to adopt this pronouncement effective January 1, 1999 and do not believe that it will materially affect our reported results of operations or financial condition upon adoption.

Year 2000 Compliance

     Year 2000 issues are the result of computer programs that were written using two digits rather than four to define the applicable year. For example, date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions of operations, including, among other material adverse consequences, a temporary inability to process transactions or engage in similar normal business activities. We depend on our management information systems ("MIS") to process orders, manage inventory and accounts receivable, maintain distributor and customer information, assist distributors in delivering products on a timely basis and in maintaining cost-efficient operations.

     Our State of Readiness for Year 2000. We began evaluating our MIS for Year 2000 compliance in January 1997. Since that time we have developed a Year 2000 compliance policy encompassing employee education, testing, progress reporting, external impact plans and contingency plans. Our Chief Information Officer directs our Year 2000 compliance policy and oversees the remediation and testing of MIS. As of December 15, 1998, we believe that we are approximately 70% Year 2000 compliant. Based on our current assessment, we believe that we will be 100% Year 2000 compliant by March 31, 1999. However, if our modifications, testing and solicitations of third party compliance are not made on a timely basis or do not resolve our Year 2000 issues, these issues could have a negative effect on our business.

     We have assessed the Year 2000 readiness of each of our core MIS and remediated these systems as necessary. Our core MIS include Online Sales Account Information System ("OASIS"), Platinum for Windows, Electronic Data Interchange ("EDI") and Blue Rhino Electronic Accounting System ("BREAS"). OASIS was already compliant when it was implemented in February 1998, Platinum for Windows was updated in March 1998 to be Year 2000 compliant, EDI was upgraded in December 1998 to be Year 2000 compliant and BREAS was upgraded in October 1998 to be Year 2000 compliant. We have engaged Integrated Solutions International, L.L.C. to among other things, assist us in implementing our distributors' use of Year 2000 compliant handheld computer units of BREAS. We expect to have all of our distributors using Year 2000 compliant handheld units by March 31, 1999. We are developing integrated test procedures in which all of our MIS are simultaneously tested for Year 2000 compliance. We expect these integrated tests to continue throughout 1999.

     Historical and Estimated Costs. We have not established a separate Year 2000 compliance budget and do not expect to do so. To date, we have incurred approximately $8,000 in Year 2000 compliance costs. We currently anticipate that the implementation of our Year 2000 compliance policy will cost approximately $35,000, all of which will be expensed. Although we can give no assurances, we do not expect future costs related to Year 2000 compliance to negatively affect our business in any material way. Costs are based on current estimates and actual results may vary significantly from such estimates.

     Most Reasonably Likely Worst Case Scenario. The most reasonably likely worst case Year 2000 scenario we face is an interruption of our business operations caused by the failure of third parties with which we have a material relationship to achieve Year 2000 compliance. The consequences of a third party failure are unknown, but could have a negative effect on our business. We are considering several contingency plans to address possible business interruptions caused by a non-compliant third party. Possible contingency plans include using alternate service providers and using a manual payment and collection system. We expect that our contingency plans will be developed by May 31, 1999. In addition, in an effort to protect ourselves and increase the awareness of third parties whose failure to comply could have a material effect on our business, we are seeking to obtain certifications from them that they are Year 2000 compliant.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We are exposed to market risk related to changes in interest rates on our borrowings under our Bank Credit Facility and will be exposed to similar market risk under our New Bank Credit Facility. Our current Bank Credit Facility bears interest based on the Prime Rate and we expect our New Bank Credit Facility to bear interest based on LIBOR. However, because we have no balance on our Bank Credit Facility, and do not expect to borrow extensively under our New Bank Credit Facility, we do not believe these risks will be material.

     We have no derivative financial instruments or derivative commodity instruments in our cash and cash equivalents and investments. We invest our cash and cash equivalents and investments in investment grade, highly liquid investments consisting of money market instruments, bank certificates of deposit and overnight investments in commercial paper.

     All of our transactions are conducted and accounts are denominated in United States Dollars and as such we do not currently have exposure to foreign currency risk. Furthermore, we do not have any direct exposure to commodity price risk.

                         PART II -- OTHER INFORMATION

Item 1. Legal Proceedings

     The Company is not presently involved in any material litigation nor, to our knowledge, is any material litigation threatened against the Company or its subsidiaries, other than routine litigation arising in the ordinary course of business and which is expected to be covered by insurance.

Item 2. Changes in Securities and Use of Proceeds

     The net proceeds from our initial public offering of $36.4 million has been used primarily to pay indebtedness of approximately $29.1 million, fund acquisitions of $4.2 million purchase property and equipment of $1.1 million and for general working capital of $2.4 million resulting in $0.7 million remaining from our initial public offering as of October 31, 1998. The remaining proceeds are available for general corporate purposes, including working capital and future acquisitions.

Item 3. Defaults Upon Senior Securities: None

Item 4. Submission of Matters to a Vote of Security Holders: None

Item 5. Other Information: None

Item 6. Exhibits and Reports on Form 8-K: Exhibit 27 Financial data

                                  Signatures


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                            Blue Rhino Corporation


Date: December 15, 1998     By: /s/ Billy D. Prim
                                -------------------------------------------
                            Chairman, President and Chief Executive Officer



Date: December 15, 1998     By: /s/ Mark Castaneda
                                -------------------------------------------
                            Chief Financial Officer