Form 10-K/A
period 1998-07-31
BLUE RHINO CORP
filed 1999-02-10
CIK 1034379

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                 FORM 10-K/A-1

   [X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended July 31, 1998

                        Commission File Number 0-24287

                            BLUE RHINO CORPORATION
            (Exact name of registrant as specified in its charter)

               Delaware                              56-1870472
    (State of other jurisdiction of               (I.R.S. Employer
    incorporation or organization)               Identification No.)

                               ----------------

                           104 Cambridge Plaza Drive
                      Winston-Salem, North Carolina 27104
                   (Address of principal executive offices)
                                (336) 659-6900

  Securities Registered Pursuant to Section 12(b) of the Act:

                                                         Name of each exchange
      Title of each class                                 on which registered
      -------------------                                ---------------------
             None                                                None

  Securities Registered Pursuant to Section 12(g) of the Act:

               Common Stock
               ------------    ---
             (Title of Class)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  At September 30, 1998, the aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant was approximately $46,572,185.

  At September 30, 1998, the number of shares outstanding of registrant's Common Stock was 7,630,873.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

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

                          FORWARD LOOKING STATEMENTS

  Certain statements in Item 1--Business and Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-K should be read as being applicable to all related forward-looking statements wherever they may appear in this Form 10-K. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Risk Factors" as described in the Company's Registration Statements on Form S-1 as filed with the SEC on May 18, 1998 and September 30, 1998 as well as those discussed elsewhere herein. Unless otherwise indicated, all references to years in this Form 10-K refer to the Company's fiscal years, which ran as follows: from August 1, 1994 through July 31, 1995, August 1, 1995 through July 28, 1996, July 29, 1996 through July 31, 1997 and August 1, 1997 through July 31, 1998. The Blue Rhino(R) name, rhino logo, RhinoTUFF(R) and Tri-Safe(TM) are registered trademarks of the Company. This Form 10-K also includes trademarks of companies other than the Company.

                             BLUE RHINO CORPORATION

                                     INDEX

                    For the fiscal year ended July 31, 1998

                                    PART 1:

 Item  1:  Business......................................................    4
 Item  2:  Properties....................................................   11
 Item  3:  Legal Proceedings.............................................   11
 Item  4:  Submission of Matters to a Vote of Security Holders...........   11

                                    PART II:

 Item  5:  Market for Registrant's Common Equity and Related Stockholder
            Matters......................................................   12
 Item  6:  Selected Financial Data.......................................   12
 Item  7:  Management's Discussion and Analysis of Financial Condition
            and Results of Operations....................................   14
 Item  7A: Quantitative and Qualitative Disclosures About Market Risk....   23
 Item  8:  Financial Statements and Supplementary Data...................   24
 Item  9:  Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure.....................................   45

                                   PART III:

 Item 10:  Directors and Executive Officers of the Registrant............   46
 Item 11:  Executive Compensation........................................   47
 Item 12:  Security Ownership of Certain Beneficial Owners and
            Management...................................................   47
 Item 13:  Certain Relationships and Related Transactions................   47

                                    PART IV:

 Item 14:  Exhibits, Financial Statement Schedules, and Reports on Form
            8-K..........................................................   48

                                    PART I

Item 1--Business

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

Retailer Relationships

  The Company targets the following four categories of retailers:

            Retail Category                           Major Accounts
      ----------------------------          ----------------------------------
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

  Major Distributors. Approximately 48% of the Company's retail locations are serviced by five of the Company's 53 distributors. Sales by these key distributors resulted in approximately 63% of the Company's revenues for fiscal 1998. A related party, Platinum Propane Holding, L.L.C. and its subsidiaries (collectively, "Platinum Propane") accounted for approximately 38% and Ceramic Industries, Inc. accounted for approximately 10% of the Company's revenues, for fiscal 1998. A disruption in service by one or more of these key distributors may adversely affect the Company's results of operations.

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

    Sales and Marketing Support System. In partnership with Information Management System Services ("IMSS"), a subsidiary of R.J. Reynolds Tobacco Company, the Company has developed and implemented a custom relational database and information repository known as OASIS (Online Account Sales Information System). This system facilitates the exchange of information between distributors and the Company and allows the Company to develop a database to track delivery and transaction statistics.

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

Governmental Regulation

  The storing and dispensing of propane is governed by guidelines published by the NFPA in Pamphlets 54 and 58. Recent NFPA initiatives include a requirement that all grill cylinders placed in use or recertified after September 30, 1998 be fitted with an overfill prevention device valve ("OPD Valve") and all grill cylinders refilled after April 2002 have an OPD Valve. The distributor is also governed by local laws and regulations which vary by municipality and state. Typically, a distributor is required to obtain permits from a local fire marshal for each location at which propane is sold. The Company's regional and corporate staffs attempt to assist the distributors in this process whenever feasible. The Company plays an active role in drafting model state legislation through the National Propane Gas Association ("NPGA"), an industry association, which attempts to make state and local legislation uniform to provide consumers, retailers and distributors with up to date and appropriate regulations and safety.

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

Item 2--Properties

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

Item 3--Legal Proceedings

  In the ordinary course of its business, the Company is involved in certain pending or threatened legal proceedings from time to time. In the opinion of management, none of such legal proceedings currently pending or threatened will have a material effect on the financial position or results of operations of the Company.

Item 4--Submission of Matters to a Vote of Security Holders

  The Company did not submit any matters to a vote of its security holders during the fourth quarter of the fiscal year covered in this report.

                                    PART II

Item 5--Market for the Registrant's Common Equity and Related Stockholder
Matters

  The Common Stock of the Company has been traded on the Nasdaq National Market under the symbol RINO since the Company's initial public offering on May 19, 1998 (the "Initial Public Offering"). The highest and lowest closing sale prices for the Common Stock, as reported by the Nasdaq National Market, for the periods indicated, are set forth in the following table.

      Fiscal 1998                                                 High     Low
      -----------                                                ------- -------
      First Quarter.............................................     --      --
      Second Quarter............................................     --      --
      Third Quarter.............................................     --      --
      Fourth Quarter............................................ $19.125 $14.375

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

Item 6--Selected Consolidated Financial Data

  The following selected consolidated income statement and balance sheet data of the Company as of and for the fiscal years ended July 31, 1994, July 31, 1995, July 28, 1996, July 31, 1997 and July 31, 1998 have been derived from the Company's audited consolidated financial statements. The financial data set forth below should be read in conjunction with "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8--Financial Statements and Supplemental Data--Consolidated Financial Statements of the Company and Related Notes Thereto" included elsewhere herein.

                          Predecessor
                           Company(1)                     Fiscal Year
                          ------------ -------------------------------------------------------------
                            June 30,   July 31,    July 31,     July 28,     July 31,     July 31,
                              1994       1994        1995         1996         1997         1998
                          ------------ ---------   ----------   -----------  -----------  ----------
                           (in thousands, except per share and selected operating data)
Consolidated Statement
 of Operations Data:
  Net sales--
   distributors.........     $   --     $     --   $      --    $     2,386  $    13,060  $   27,372
  Net sales--direct.....         393           56       2,728         5,830        1,151         --
                             -------    ---------  ----------   -----------  -----------  ----------
    Total net sales.....         393           56       2,728         8,216       14,211      27,372
                             -------    ---------  ----------   -----------  -----------  ----------
  Cost of sales--
   distributors.........         --           --          --          1,811        9,873      20,525
  Cost of sales--
   direct...............         126           59       3,523         6,089        1,771         --
                             -------    ---------  ----------   -----------  -----------  ----------
    Total cost of
     sales..............         126           59       3,523         7,900       11,644      20,525
                             -------    ---------  ----------   -----------  -----------  ----------
Gross profit (loss).....         267           (3)       (795)          316        2,567       6,847
                             -------    ---------  ----------   -----------  -----------  ----------
Operating expenses
 (income):
  Sales and marketing...         --           --          532         1,112        1,950       2,392
  General and
   administrative.......         228          374       2,787         3,192        3,022       3,461
  Lease income, net.....         --           --          --            (89)        (143)        (81)
  Depreciation and
   amortization.........          25            3         284           868          873       1,278
  Nonrecurring
   charges(2)...........         --           --          --          1,363          970         563
                             -------    ---------  ----------   -----------  -----------  ----------
    Total operating
     expenses...........         253          377       3,603         6,446        6,672       7,526
                             -------    ---------  ----------   -----------  -----------  ----------
Income (loss) from
 operations.............          14         (380)     (4,398)       (6,130)      (4,105)       (679)
Other expense (income):
  Interest expense......           5          --          287         1,469        1,665       1,707
  Loss on investee......         --           --          --            --           --          324
  Other (income)
   expense, net.........          (2)         --          (25)         (168)        (186)       (234)
                             -------    ---------  ----------   -----------  -----------  ----------
    Net income (loss)...     $    11    $    (380)    $(4,660)  $    (7,431) $    (5,584) $   (2,476)
                             =======    =========  ==========   ===========  ===========  ==========
    Loss applicable to
     common
     stockholders(3)....         --     $    (380) $   (5,055)  $    (8,067) $    (6,271) $   (3,072)
                             =======    =========  ==========   ===========  ===========  ==========
Loss per common share:
  Basic and diluted.....         --     $   (0.25) $    (3.09)  $     (4.96) $     (3.74) $    (1.04)
  Pro forma diluted(4)..         --           --   $    (1.08)  $     (1.72) $     (1.27) $    (0.61)
Weighted average common
 shares used in
 computing loss per
 common share:
  Basic and diluted.....         --         1,517       1,638         1,628        1,678       2,945
  Pro forma diluted(4)..         --           --        4,303         4,313        4,406       5,077
Selected Operating Data:
  Retail locations (at
   period end)..........         --           331       1,608         2,981        4,400       9,500
  Cylinder transactions
   (000's)..............         --             5         306           769        1,239       2,201
                                       July 31,    July 31,     July 28,     July 31,     July 31,
                                         1994        1995         1996         1997         1998
                                       ---------   ----------   -----------  -----------  ----------
                                                        (in thousands)
Consolidated Balance
 Sheet Data:
  Cash and cash
   equivalents..........                $     150  $      209   $     1,126  $       325  $    5,908
  Working capital.......                      109      (3,264)        1,580          737      11,819
  Total assets..........                      631      10,424        11,897        9,974      30,470
  Long-term obligations,
   less current
   maturities...........                      518       1,361        14,174       16,110         260
  Total stockholders'
   (deficit) equity.....                     (179)     (5,149)      (13,217)     (18,488)     24,816

--------
(1) Effective June 30, 1994, the assets of American Cylinder Exchange (the "Predecessor Company") were contributed to the Company in exchange for approximately 98,000 shares of Common Stock which were distributed to the Predecessor Company's shareholders.

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

Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations

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

  The Company's cost of sales are comprised of a fixed charge per cylinder transacted which is paid to distributors based upon the type of transaction and determined on a contractual basis. Cylinder sales have the highest cost of sales per unit while cylinder exchanges have the lowest cost of sales. Selling and marketing expenses are primarily comprised of compensation, commissions and promotional and travel costs. General and administrative expenses are primarily comprised of compensation, professional fees, rent, software development and travel costs. Lease income, net is comprised of revenue from cylinder displays and certain plant facilities and equipment leased to distributors offset by rent expense paid by the Company to lease the cylinder displays under an operating lease. Depreciation and amortization consist primarily of depreciation of cylinder displays and to a lesser extent, depreciation on equipment, buildings, computer hardware and software and amortization of intangibles. Operating expenses also include non-recurring charges of approximately $1.4 million, $1.0 million and $563,000 incurred during fiscal 1996, 1997 and 1998, respectively, as the Company transitioned from a vertically integrated business model to its present independent distributor business model. The Company does not anticipate incurring any additional charges in connection with this transition. In connection with our $635,000 convertible loan to Bison Valve, L.L.C. ("Bison Valve") we recognized a charge of $324,000 during the fourth quarter of fiscal 1998 related to losses incurred by Bison Valve. This charge reflects the application of the equity method of accounting to our convertible loan.

  While the Company believes that it has created the infrastructure necessary to support a nationwide cylinder exchange program, development of this infrastructure has resulted in an accumulated deficit of approximately $21.5 million as of July 31, 1998. This has resulted in a net operating loss carryforward for federal income tax purposes of approximately $19.9 million which is available to be used to offset future taxable income, if any. Based on the Company's history of operating losses, the Company has recorded a valuation allowance to the full extent of its net deferred tax asset.

Results of Operations

  The following table sets forth, for the periods indicated, the percentage relationship of certain items from the Company's statement of operations to net sales. Due to the Company's change in its business model and its rapid sales growth, any trends reflected by the following table may not be indicative of future results.

                                                    Percentage of total Net
                                                             Sales
                                                   ----------------------------
                                                       Fiscal Year Ended
                                                   ----------------------------
                                                   July 28,  July 31,  July 31,
                                                     1996      1997      1998
                                                   --------  --------  --------
Total net sales...................................  100.0%    100.0%    100.0%
Total cost of sales...............................   96.2      81.9      75.0
                                                    -----     -----     -----
Gross margin......................................    3.8      18.1      25.0
                                                    -----     -----     -----
Operating expenses (income):
  Sales and marketing.............................   13.5      13.7       8.7
  General and administrative......................   38.9      21.3      12.7
  Lease income, net...............................   (1.1)     (1.0)     (0.3)
  Depreciation and amortization...................   10.6       6.1       4.7
  Nonrecurring charges............................   16.5       6.8       1.7
                                                    -----     -----     -----
    Total operating expenses......................   78.4      46.9      27.5
                                                    -----     -----     -----
Loss from operations..............................  (74.6)    (28.8)     (2.5)
Other expense (income):
  Interest expense................................   17.8      11.7       6.2
  Loss on investee................................    --        --        1.2
  Other income, net...............................   (2.0)     (1.3)     (0.9)
                                                    -----     -----     -----
Net loss..........................................  (90.4)%   (39.2)%    (9.0)%
                                                    =====     =====     =====
As a percentage of total net sales
  Net sales--distributors.........................   29.0%     91.9%    100.0%
  Net sales--direct...............................   71.0%      8.1%      --
Total gross margin................................    3.8%     18.1%     25.0%
  Gross margin of net sales--distributors.........   24.1%     24.4%     25.0%
  Gross loss of net sales--direct.................   (4.4)%   (53.9)%     --

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

  General and administrative expenses. General and administrative expenses increased 18.8% from approximately $3.0 million in fiscal 1997 to approximately $3.5 million in fiscal 1998 but decreased as a percentage of total net sales from 21.3% in fiscal 1997 to 12.7% in fiscal 1998. The increase in absolute general and administrative expenses was due primarily to additional compensation costs. The decrease in general and administrative expense as a percentage of net sales was due primarily to the fact that a significant portion of compensation is fixed and, as a result, general and administrative expenses increased at a slower rate than net sales.

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

  Nonrecurring charges. Nonrecurring charges decreased from approximately $970,000 in fiscal 1997 to approximately $476,000 for fiscal 1998. Nonrecurring charges are associated with the Company's transition from a vertically integrated business model to an independent distributor business model and consist primarily of the write-down of facilities and equipment purchased to support the vertically integrated business model.

  Loss on investee. Loss on investee was $324,000 in fiscal 1998 which reflects the application of the equity method of accounting to our convertible loan to Bison Valve. A loss was recorded because Bison Valve used the proceeds of our loan to fund losses incurred primarily in researching, developing, marketing and producing an overfill prevention device and other propane related products. We have signed a letter of intent to acquire all intellectual property and other assets of Bison Valve related to its overfill prevention device.

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

                                             Quarter Ended
                          ------------------------------------------------------
                          July 31,   October 31, January 31, April 30,  July 31,
                            1997        1997        1998       1998       1998
                          --------   ----------- ----------- ---------  --------
                                 (in thousands, except per share data)
Total net sales.........  $ 6,702      $ 4,139     $ 4,174    $ 5,694   $13,364
Total cost of sales.....    5,160        3,154       3,216      4,322     9,832
                          -------      -------     -------    -------   -------
    Gross profit........    1,542          985         958      1,372     3,532
                          -------      -------     -------    -------   -------
Operating expenses
 (income):
  Sales and marketing...      666          564         463        563       802
  General and
   administrative.......      900          844         863        906       978
  Lease income, net.....      (19)           8          15         18      (122)
  Depreciation and
   amortization.........      251          245         270        331       432
  Nonrecurring charges..      224          281         127         99       (31)
                          -------      -------     -------    -------   -------
    Total operating
     expenses...........    2,022        1,942       1,738      1,917     1,929
                          -------      -------     -------    -------   -------
Income (loss) from
 operations.............     (480)        (957)       (780)      (545)    1,603
Other expense (income):
  Interest expense......      415          434         496        566       211
  Loss on investee......      --           --          --         --        324
  Other income, net.....      (63)         (51)        (53)       (44)      (86)
                          -------      -------     -------    -------   -------
    Net income (loss)...  $  (832)     $(1,340)    $(1,223)   $(1,067)  $ 1,154
                          =======      =======     =======    =======   =======
    Income (loss)
     applicable to
     common
     stockholders.......  $(1,010)     $(1,447)    $(1,484)   $(1,280)  $ 1,140
                          =======      =======     =======    =======   =======
Income (loss) per common
 share:
  Basic.................  $ (0.57)     $ (0.81)    $ (0.83)   $ (0.72)  $  0.18
  Diluted...............  $ (0.57)     $ (0.81)    $ (0.83)   $ (0.72)  $  0.17
  Pro forma diluted
   (1)..................  $ (0.19)     $ (0.30)    $ (0.27)   $ (0.24)  $  0.17
Weighted average common
 shares used in
 computing income (loss)
 per common share:
  Basic.................    1,779        1,779       1,779      1,779     6,407
  Diluted (2)...........    1,779        1,779       1,779      1,779     6,611
  Pro forma diluted
   (1)..................    4,464        4,464       4,464      4,464     6,611
                              Percentage of Total Net Sales Quarter Ended
                          ------------------------------------------------------
                          July 31,   October 31, January 31, April 30,  July 31,
                            1997        1997        1998       1998       1998
                          --------   ----------- ----------- ---------  --------
Total net sales.........    100.0%       100.0%      100.0%     100.0%    100.0%
Total cost of sales.....     77.0         76.2        77.1       75.9      73.6
                          -------      -------     -------    -------   -------
    Gross margin........     23.0         23.8        22.9       24.1      26.4
Operating expenses
 (income):
  Sales and marketing...      9.9         13.6        11.1        9.9       6.0
  General and
   administrative.......     13.4         20.4        20.6       15.9       7.3
  Lease income, net.....     (0.3)         0.2         0.4        0.3      (0.9)
  Depreciation and
   amortization.........      3.7          5.9         6.5        5.8       3.2
  Nonrecurring charges..      3.5          6.8         3.0        1.8       0.4
                          -------      -------     -------    -------   -------
    Total operating
     expenses...........     30.2         46.9        41.6       33.7      16.0
                          -------      -------     -------    -------   -------
Income (loss) from
 operations.............     (7.2)       (23.1)      (18.7)      (9.6)     10.4
Other expense (income):
  Interest expense......      6.1         10.5        11.8        9.9       1.6
  Other income, net.....     (0.9)        (1.2)       (1.2)      (0.8)     (0.6)
                          -------      -------     -------    -------   -------
    Net income (loss)...    (12.4)%      (32.4)%     (29.3)%    (18.7)%     9.4%
                          =======      =======     =======    =======   =======

--------
(1) The unaudited pro forma information assumes the conversion of Preferred Stock, Preferred Stock dividends and the exercise of Warrants outstanding (other than the 1998 Warrants) were effective as of the beginning of the first period presented.
(2) For the three months ended July 31, 1997, October 31, 1997, January 31, 1998 and April 30, 1998, the weighted average number of shares outstanding excludes the effect of the exercise of all outstanding stock options and warrants and the conversion of Preferred Stock into common stock because such exercise and conversion would be anti-dilutive.

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

Year 2000 Compliance

  Year 2000 issues are the result of computer programs that were written using two digits rather than four to define the applicable year. For example, date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions of operations, including, among other material adverse consequences, a temporary inability to process transactions or engage in similar normal business activities. The Company depends on its MIS to process orders, manage inventory and accounts receivable collections, maintain distributor and customer information, assist distributors in delivering products on a timely basis and in maintaining cost-efficient operations. See "Business--Management Information Systems."

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

Item 7A--Quantitative and Qualitative Disclosures About Market Risk

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

Item 8--Financial Statements and Supplementary Data

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                             BLUE RHINO CORPORATION

                                                                           Page
                                                                           ----
Report of Independent Accountants.........................................  25
Consolidated Balance Sheets as of July 31, 1997 and 1998..................  26
Consolidated Statements of Operations for the Fiscal Years Ended July 28,
 1996
 and July 31, 1997 and 1998 ..............................................  27
Consolidated Statements of Changes in Stockholders' Equity (Deficit)
 for the Fiscal Years Ended July 28, 1996 and July 31, 1997 and 1998......  28
Consolidated Statements of Cash Flows for the Fiscal Years Ended July 28,
 1996,
 and July 31, 1997 and 1998...............................................  29
Notes to Consolidated Financial Statements................................  30

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

  The accompanying consolidated financial statements as of and for the year ended July 31, 1998 have been adjusted as discussed in Note 21.

                                          /s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Greensboro, North Carolina
September 22, 1998, except
for the information in
Note 21 for which
the date is February 8, 1999.

                             BLUE RHINO CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                          As of July 31, 1997 and 1998
                (in thousands, except share and per share data)

                          ASSETS                              1997      1998
                          ------                            --------  --------
Cash and cash equivalents.................................. $    325  $  5,908
Trade accounts receivable, net.............................    3,110     7,901
Cylinder inventories.......................................      220     2,377
Notes receivable...........................................      417       540
Prepaid expenses and other current assets..................       81       487
                                                            --------  --------
    Total current assets...................................    4,153    17,213
Property and equipment, net................................    4,438     8,505
Notes receivable...........................................    1,196       789
Intangibles, net...........................................      104     3,532
Other assets...............................................       83       431
                                                            --------  --------
    Total assets........................................... $  9,974  $ 30,470
                                                            ========  ========
       LIABILITIES, CONVERTIBLE REDEEMABLE PREFERRED
         STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
       ---------------------------------------------
Trade accounts payable..................................... $  2,407  $  4,421
Acquisition notes payable..................................       81       212
Current portion of long-term debt and capital lease
 obligations...............................................      165       286
Accrued liabilities........................................      763       475
                                                            --------  --------
    Total current liabilities..............................    3,416     5,394
Long-term debt, less current maturities....................   15,142       104
Notes payable to bank......................................      840       --
Capital lease obligations, less current maturities.........      128       156
                                                            --------  --------
    Total liabilities......................................   19,526     5,654
                                                            --------  --------
Commitments
Convertible redeemable preferred stock.....................    8,936       --
                                                            --------  --------
Stockholders' equity (deficit):
  Common stock, $0.001 par value, 100,000,000 shares
   authorized, 1,778,920
   and 7,630,873 shares issued and outstanding at July 31,
   1997 and 1998, respectively.............................        2         8
  Additional paid-in capital...............................      332    46,320
  Accumulated deficit......................................  (18,822)  (21,512)
                                                            --------  --------
    Total stockholders' equity (deficit)...................  (18,488)   24,816
                                                            --------  --------
    Total liabilities, convertible redeemable preferred
     stock and stockholders' equity (deficit).............. $  9,974  $ 30,470
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

                            BLUE RHINO CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

     For the Fiscal Years Ended July 28, 1996, and July 31, 1997 and 1998
                (in thousands, except share and per share data)

                                                      Fiscal Years Ended
                                                    -------------------------
                                                     1996     1997     1998
                                                    -------  -------  -------
Net sales--distributors............................ $ 2,386  $13,060  $27,372
Net sales--direct..................................   5,830    1,151      --
                                                    -------  -------  -------
    Total net sales................................   8,216   14,211   27,372
                                                    -------  -------  -------
Cost of sales:
  Cost of sales--distributors......................   1,811    9,873   20,525
  Cost of sales--direct............................   6,089    1,771      --
                                                    -------  -------  -------
    Total cost of sales............................   7,900   11,644   20,525
                                                    -------  -------  -------
    Gross profit...................................     316    2,567    6,847
                                                    -------  -------  -------
Operating expenses (income):
  Sales and marketing..............................   1,112    1,950    2,392
  General and administrative.......................   3,192    3,022    3,591
  Lease income, net................................     (89)    (143)     (81)
  Depreciation and amortization....................     868      873    1,278
  Nonrecurring charges.............................   1,363      970      476
                                                    -------  -------  -------
    Total operating expenses.......................   6,446    6,672    7,526
                                                    -------  -------  -------
    Loss from operations...........................  (6,130)  (4,105)    (679)
Other expenses (income):
  Interest expense.................................   1,469    1,665    1,707
  Loss on investee.................................     --       --       324
  Other income, net................................    (168)    (186)    (234)
                                                    -------  -------  -------
    Net loss....................................... $(7,431) $(5,584) $(2,476)
                                                    =======  =======  =======
Basic and diluted loss per common share............ $ (4.96) $ (3.74) $ (1.04)
                                                    =======  =======  =======
Weighted average common shares used in computing
 basic and diluted loss per common share...........  1,628    1,678    2,945
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

                             BLUE RHINO CORPORATION

      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY

      For the Fiscal Years Ended July 28, 1996 and, July 31, 1997 and 1998
                (in thousands, except share and per share data)

                                  Common       Additional
                             -----------------  paid-in   Accumulated
                              Shares    Amount  capital     deficit    Total
                             ---------  ------ ---------- ----------- --------
Balances, July 31, 1995..... 1,687,428   $ 2    $    20    $ (5,171)  $ (5,149)
  Cancellation of restricted
   stock for nonvested
   terminations.............   (59,735)  --          (1)        --          (1)
  Preferred dividends.......       --    --         --         (636)      (636)
  Net loss..................       --    --         --       (7,431)    (7,431)
                             ---------   ---    -------    --------   --------
Balances, July 28, 1996..... 1,627,693     2         19     (13,238)   (13,217)
  Issuance of common stock..   151,227   --       1,000         --       1,000
  Preferred dividends.......       --    --        (687)        --        (687)
  Net loss..................       --    --         --       (5,584)    (5,584)
                             ---------   ---    -------    --------   --------
Balances, July 31, 1997..... 1,778,920     2        332     (18,822)   (18,488)
  Preferred dividends.......       --              (332)       (264)      (596)
  Issuance of common stock
   in connection with
   Initial Public Offering,
   net of offering expenses
   of $4,320................ 3,105,000     3     36,042         --      36,045
  Compensation expense
   related to stock option
   plan.....................       --    --         --           50         50
  Conversion of preferred
   stock and preferred
   dividends................ 1,750,472     2      9,528         --       9,530
  Exercise of warrants......   938,789     1        --          --           1
  Issuance of common stock
   as partial consideration
   for an acquisition.......    57,692   --         750         --         750
  Net loss..................       --    --         --       (2,476)    (2,476)
                             ---------   ---    -------    --------   --------
Balances, July 31, 1998..... 7,630,873   $ 8    $46,320    $(21,512)  $ 24,816
                             =========   ===    =======    ========   ========


   The accompanying notes are an integral part of the consolidated financial statements.

                             BLUE RHINO CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

        For the Fiscal Years Ended July 28, 1996, July 31, 1997 and 1998
                (in thousands, except share and per share data)

                                                       Fiscal Years Ended
                                                     -------------------------
                                                      1996     1997     1998
                                                     -------  -------  -------
Cash flows from operating activities:
  Net loss.......................................... $(7,431) $(5,584) $(2,476)
  Adjustments to reconcile net loss to net cash used
   in operating activities:
    Accretion on senior discount notes..............   1,049    1,489    1,378
    Depreciation and amortization...................     868      873    1,278
    Nonrecurring charges............................   1,268      963      198
    Loss on investee................................     --       --       324
    Compensation expense related to Distributor
     Option Plan....................................     --       --        50
    Changes in operating assets and liabilities, net
     of business acquisitions:
      Trade accounts receivable.....................    (990)  (1,186)  (4,791)
      Cylinder inventories..........................    (473)     127   (1,726)
  Other current assets..............................      35      166     (389)
  Accounts payable..................................     624    1,045    1,516
  Accrued liabilities...............................    (120)     (85)    (261)
                                                     -------  -------  -------
        Net cash used in operating activities.......  (5,170)  (2,192)  (4,899)
                                                     -------  -------  -------
Cash flows from investing activities:
  Business acquisitions.............................     --       --    (3,640)
  Payment of organizational costs...................     --       --       (25)
  Proceeds from disposal of cylinders...............      29      340      --
  Purchases of property and equipment...............  (1,840)    (537)  (2,283)
  Proceeds from disposal of property and equipment..     360      159       65
  Issuance of note receivable.......................     --       --      (635)
  Collections on notes receivable...................      58      380      496
                                                     -------  -------  -------
        Net cash (used in) provided by investing
         activities.................................  (1,393)     342   (6,022)
                                                     -------  -------  -------
Cash flows from financing activities:
  Proceeds from issuance of common stock, net of
   expenses paid of $3,947 in 1998..................     --     1,000   36,418
  Proceeds from issuance of preferred stock.........     100      400      --
  Proceeds from issuance of senior discount notes...  12,575      --       --
  Repayment of senior discount notes................     --       --   (16,491)
  Proceeds from stockholder loans...................     --       --     3,250
  Payments of stockholder loans.....................     --       --    (3,250)
  Proceeds from notes payable to bank...............   2,700    3,995    8,411
  Payments on notes payable to bank.................  (4,900)  (3,155)  (9,251)
  Payment on cylinder display lease facility........     --       --    (2,119)
  Payments on acquisition notes payable.............    (669)     (90)    (108)
  Payment of debt issuance costs....................     (57)     (58)    (108)
  Repayment of note payable to vendor...............    (948)    (752)     --
  Payments on long-term debt and capital lease
   obligations......................................  (1,321)    (291)    (248)
                                                     -------  -------  -------
        Net cash provided by financing activities...   7,480    1,049   16,504
                                                     -------  -------  -------
Increase (decrease) in cash and cash equivalents....     917     (801)   5,583
Cash and cash equivalents at beginning of period....     209    1,126      325
                                                     -------  -------  -------
        Cash and cash equivalents at end of period.. $ 1,126  $   325  $ 5,908
                                                     -------  -------  -------
Supplemental disclosure of cash paid for:
  Interest.......................................... $   428  $   176  $   342
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

  During the fiscal year ended July 31, 1998, the Company purchased certain assets from existing cylinder exchange companies under various agreements which have been recorded as follows (Note 5):

      Property and equipment............................................ $  774
      Cylinders.........................................................    439
      Intangibles.......................................................  3,495
                                                                         ------
                                                                         $4,708
                                                                         ======
      Cash paid......................................................... $3,640
      Common stock issued...............................................    750
      Acquisition notes payable.........................................    318
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

  Trade Accounts Receivable, Net--Trade accounts receivable, net include allowances for doubtful accounts of approximately $154, and $134 at July 31, 1997 and 1998, respectively.

                            BLUE RHINO CORPORATION

                (in thousands, except share and per share data)

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

  In the event that facts and circumstances indicate that the cost of property and equipment, or other long-lived assets may not be recoverable, the estimated future undiscounted cash flows is compared to the asset's carrying value and if less, an impairment loss is recognized in an amount by which the carrying amount exceeds its fair value. As a result of changes the Company made to its business strategy (Note 11), impairments to property and equipment recorded in 1997 and 1998 were $736 and $196, respectively.

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

  Financial instruments which potentially subject the Company to concentration of credit risk consist principally of temporary cash investments and trade accounts receivable. The Company continually monitors the credit quality of the domestic financial institutions in which temporary investments are maintained. At times, such deposits may be in excess of the FDIC insurance limit. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. Due to the geographic dispersion and the high credit quality of the Company's significant customers, credit risk relating to trade accounts receivable is limited. The Company's three largest customers accounted for approximately 46%, 58% and 58%, of sales in the fiscal years ended July 28, 1996, and July 31, 1997 and 1998 as follows:

                            BLUE RHINO CORPORATION

                (in thousands, except share and per share data)

                                                                  1996  1997  1998
                                                                  ----  ----  ----
      Customer A.................................................  30%   29%   26%
      Customer B.................................................  16    16    16
      Customer C.................................................  --    13    16
                                                                  ---   ---   ---
                                                                   46%   58%   58%
                                                                  ===   ===   ===

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

                            BLUE RHINO CORPORATION

                (in thousands, except share and per share data)

3. Property and Equipment, net:

  Property and equipment consists of the following at July 31:

                                                                1997     1998
                                                               -------  -------
Land.........................................................  $    20  $    20
Building and leasehold improvements..........................      661      661
Cylinder displays, including panel graphics..................    3,188    7,688
Machinery and equipment......................................    1,361    1,235
Computer hardware and software...............................      175      654
Equipment leased under capital leases........................      346      492
                                                               -------  -------
                                                                 5,751   10,750
Less accumulated depreciation and amortization (including $65 and $144, respectively, for equipment under capital
 leases).....................................................   (1,313)  (2,245)
                                                               -------  -------
                                                               $ 4,438  $ 8,505
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

  The aggregate maturities of these notes receivable at July 31, 1998 are as follows:

           1999....................................... $  540
           2000.......................................    350
           2001.......................................    432
           2002.......................................      7
                                                       ------
                                                       $1,329
                                                       ======

  Interest income related to these notes for the fiscal years ended July 31, 1997 and 1998 was approximately $182 and $159, respectively. The notes receivable from the sale of cylinders are collateralized by the cylinders.

5. Intangibles, net:

  During fiscal 1998, the Company completed a number of acquisitions (the "Acquisitions") for approximately $4,700 in the aggregate related to assets including cylinders, cylinder display racks and other

                            BLUE RHINO CORPORATION

                (in thousands, except share and per share data) equipment and the right, title and interest in and to sellers' retail propane cylinder exchange accounts and locations.

  The aggregate purchase price was paid approximately $3,600 in cash, initially financed with borrowings under the Bank Credit Facility and subsequently repaid with proceeds from the Initial Public Offering, $750 in common stock and $318 in seller financing. Acquisitions have been accounted for under the purchase method and, accordingly, the operating results from these acquisitions have been included in the Company's consolidated financial statements since the dates of acquisition.

  Intangibles consist of the following at July 31:

                                                                1997    1998
                                                                -----  -------
      Goodwill.................................................  $124   $3,518
      Noncompete agreements....................................   --       102
      Accumulated amortization.................................   (20)     (88)
                                                                -----  -------
                                                                $ 104  $ 3,532
                                                                =====  =======

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

                                                               1997     1998
                                                              -------  -------
      Net sales.............................................. $17,611  $28,717
                                                              =======  =======
      Net loss............................................... $(5,459) $(2,320)
                                                              =======  =======
      Net loss per common share.............................. $ (3.66) $ (0.99)
                                                              =======  =======

6. Notes Payable to Bank:

  On December 18, 1997, the Company entered into a short-term loan Agreement (the "Bank Credit Facility") which allows for maximum borrowings up to $9,000 including a $3,000 revolving line of credit based on 80% of eligible receivables with a $1.0 million overadvance provision, a $1,000 capital expenditures line of credit and a $4,000 acquisition line of credit. These lines of credit mature on November 30, 1998 and bear interest at the prime rate (8.50% at July 31, 1998) plus 0.5%. As of July 31, 1998, the Company had no outstanding borrowings under the Bank Credit Facility.

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

                            BLUE RHINO CORPORATION

                (in thousands, except share and per share data)

7. Notes Payable to Vendor and Stockholder Loans:

  In January 1998, several stockholders collectively loaned the Company $3,250 (the "1998 Stockholder Loans"). The 1998 Stockholder Loans were repaid in full in May 1998, including accrued interest at 10.5% with $3,400 of the proceeds from the Initial Public Offering. The stockholders also received Warrants to purchase approximately .08 shares of Common Stock for every $3.00 they loaned to the Company for a total of 81,913 shares of common stock (the "1998 Warrants"). The 1998 Warrants may be exercised prior to December 31, 2008 at a price per share equal to $13.00.

  Prior to the conversion to the distributor program, the Company financed the acquisition of certain cylinders with its primary cylinder vendor. The original line of credit was for purchases up to approximately $1,900 and was to be repaid in various installments including interest at prime plus 1%. The balance due on this note was paid in full during fiscal year ended July 31, 1997.

8. Long-Term Debt:

  Long-term debt consists of the following at July 31:

                                                                    1997   1998
                                                                   ------- ----
   Senior discount notes due October 2000......................... $15,113 $--
   Various equipment and vehicle notes and insurance premium
    financing bearing interest at rates varying from 8% to 15%,
    due in monthly installments through April 2001................      65  174
                                                                   ------- ----
                                                                    15,178  174
   Less amounts due within one year...............................      36   70
                                                                   ------- ----
                                                                   $15,142 $104
                                                                   ======= ====

  The aggregate maturities of long-term debt at July 31, 1998 are $70, $66 and $38 for 1999, 2000 and 2001, respectively.

  In October 1995, the Company issued 12,575 units, each consisting of approximately $1 principal amount (approximately $17,200 aggregate) of senior discount notes due in October 2000 and warrants to purchase 39.764 shares of common stock. The gross proceeds were $12,575. The notes accreted in value at an effective rate of 10.5% through May 1998 until they were repaid with proceeds from the Initial Public Offering in the amount of $16,491. Each warrant entitled the holders to acquire one share of common stock for $4.5896 per share.

9. Capital Lease Obligations:

  Capital lease obligations for computer equipment as of July 31, 1998 are as follows:

   1999................................................................... $254
   2000...................................................................  157
   2001...................................................................   10
                                                                           ----
   Total minimum lease payments...........................................  421
   Less imputed interest at varying rates ranging from 11.75% to 19%......   49
                                                                           ----
   Present value of minimum lease payments................................  372
   Less current maturities................................................  216
                                                                           ----
                                                                           $156
                                                                           ====

                            BLUE RHINO CORPORATION

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

  Lease income, net on the consolidated statements of operations is made up of the following for the fiscal years ended:

                                                             1996  1997   1998
                                                             ----  -----  -----
      Lease income.......................................... $(89) $(295) $(566)
      Lease expense.........................................  --     152    485
                                                             ----  -----  -----
      Net (income) expense.................................. $(89) $(143) $ (81)
                                                             ====  =====  =====

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

  In December 1997, the Company entered into a service agreement with Information Management System Services ("IMSS") whereby IMSS will provide certain electronic data processing and telecommunications services including the provision of customized software and hardware. Fees under the service agreement for fiscal year ended July 31, 1998 were $306.

                            BLUE RHINO CORPORATION

                (in thousands, except share and per share data)

11. Nonrecurring Charges:

  As described in Note 1, the Company made changes to its business strategy, including the conversion to an independent distributor network. As a result, the Company recorded certain nonrecurring charges in fiscal years ended July 28, 1996 and July 31, 1997 and 1998 as summarized below:

                                                                1996  1997 1998
                                                               ------ ---- ----
Adjust equipment, including leasehold improvements of $160,
 $447 and $0, respectively, to net realizable value........... $  814 $736 $196
Impairment of goodwill........................................    355  --   --
Severance, professional fees and other........................    194  234  280
                                                               ------ ---- ----
                                                               $1,363 $970 $476
                                                               ====== ==== ====

  In the fiscal years ended July 28, 1996 and July 31, 1997, equipment including vehicles, display racks, leasehold improvements of two distribution centers, cylinders, computer equipment and filling station equipment were written down to estimated net realizable value. Substantially all the equipment has either been sold or physically scrapped. In the fiscal year ended July 28, 1996, as part of the changes in business strategy it was determined not to focus on the smaller convenience store locations due to lower profit margins. As a result, the Company recorded an impairment of goodwill ascribed to the convenience store locations of $355. In the fiscal year ended July 31, 1998, the Company made a commitment to acquire new handheld terminal technology. As a result, the Company recorded a $115 impairment adjustment to reduce the carrying value of existing handheld terminals as the future benefit of these assets could not be fully recoverable over their original estimated lives.

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

                                                      For the Fiscal Years
                                                              Ended
                                                     -------------------------
                                                      1996     1997     1998
                                                     -------  -------  -------
Net loss:
  As reported....................................... $(7,431) $(5,584) $(2,369)
                                                     =======  =======  =======
  Pro forma......................................... $(7,454) $(5,649) $(2,694)
                                                     =======  =======  =======
Basic and diluted loss per common share:
  As reported....................................... $ (4.96) $ (3.74) $ (1.01)
                                                     =======  =======  =======
  Pro forma......................................... $ (4.97) $ (3.78) $ (1.12)
                                                     =======  =======  =======

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

                            BLUE RHINO CORPORATION

                (in thousands, except share and per share data)

  A summary of the status of the Company's Plans at July 31, 1996, July 31, 1997 and 1998 and changes during the periods then ended is presented in the table and narrative below:

                                  1994                   1998               Distributor              Director
                          Stock Incentive Plan   Stock Incentive Plan       Option Plan            Option Plan
                         ---------------------- ---------------------- ---------------------- ----------------------
                                    Weighted               Weighted               Weighted               Weighted
                                    Average                Average                Average                Average
                         Shares  Exercise Price Shares  Exercise Price Shares  Exercise Price Shares  Exercise Price
                         ------- -------------- ------- -------------- ------- -------------- ------- --------------
Shares under option:
 Outstanding at
  August 1, 1995........  43,478     $4.59          --      $  --          --      $  --          --      $ --
   Granted..............  37,731      4.79          --         --          --         --          --        --
   Exercised............     --        --           --         --          --         --          --        --
   Forfeited............   9,149      4.59          --         --          --         --          --        --
   Exercisable..........   7,183      4.59          --         --          --         --          --        --
 Weighted average fair
  value of options
  granted...............     --       1.53          --         --          --         --          --        --
 Outstanding at July
  28, 1996..............  72,060      4.70          --         --          --         --          --        --
   Granted.............. 104,044      6.69          --         --          --         --          --        --
   Exercised............     --        --           --         --          --         --          --        --
   Forfeited............  12,159      4.85          --         --          --         --          --        --
   Exercisable..........  21,399      4.67          --         --          --         --          --        --
 Weighted average fair
  value of options
  granted...............     --       2.21          --         --          --         --          --        --
 Outstanding at July
  31, 1997.............. 163,945      5.94          --         --          --         --          --        --
   Granted..............  18,887      6.61      275,300      13.00     240,887      13.00         --        --
   Exercised............     --        --           --         --          --         --          --        --
   Forfeited............     979      6.15                                                        --        --
   Exercisable.......... 181,853      6.01          --         --          --         --          --        --
 Weighted average fair
  value of options
  granted...............     --       2.69          --        5.29         --        4.77         --        --
 Outstanding at July
  31, 1998.............. 181,853      6.01      275,300      13.00     240,887      13.00         --        --
 Options available for
  grant at July 31,
  1998..................     --        --        24,700        --      159,113        --      100,000       --

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

                            BLUE RHINO CORPORATION

                (in thousands, except share and per share data)

14. Loss per Share:

  The Company has retroactively adopted SFAS No. 128, "Earnings Per Share." The impact of adopting this statement had no effect on loss per share for fiscal years 1998, 1997 and 1996. The basic and diluted loss per share was determined as follows:

                                                          Fiscal Years Ended
                                                      ----------------------------
                                                      July 28,  July 31,  July 31,
                                                        1996      1997      1998
                                                      --------  --------  --------
Basic and diluted loss per common share:
 Net loss...........................................  $(7,431)  $(5,584)  $(2,476)
 Less: Redeemable preferred stock dividends.........      636       687       596
                                                      -------   -------   -------
Loss applicable to common stockholders..............  $(8,067)  $(6,271)  $(3,072)
Weighted average common shares used in computing the
 basic and diluted loss per common share (in
 thousands).........................................    1,628     1,678     2,945
                                                      -------   -------   -------
 Basic and diluted loss per common share............  $ (4.96)  $ (3.74)  $ (1.04)
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

                                            PPH          Javelina Raven Caribou
                                    -------------------- -------- ----- -------
                                     1996   1997   1998    1998   1998   1998
                                    ------ ------ ------ -------- ----- -------
Notes receivable................... $1,399 $1,191 $1,072   $--    $--    $--
Trade accounts payable.............    407    648    903     33    130     33
Cost of sales--distributors........  1,561  5,319  7,889    118    381     31
Interest income....................     43    142    117    --     --     --
Lease income.......................     25    160    160      2      3      1
Issuance of common stock...........    --   1,000    --     --     --     --
Cylinder usage fee.................    --     --      51    --       3    --
Cylinder purchases.................    --     --   1,397      7     89     22

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

                             BLUE RHINO CORPORATION

                (in thousands, except share and per share data)

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

  A reconciliation of the differences between the statutory federal income tax rate of 34% and the effective rate of income tax expense is as follows:

                                                          Fiscal Years Ended
                                                      --------------------------
                                                      July 28, July 31, July 31,
                                                        1996     1997     1998
                                                      -------- -------- --------
Federal statutory tax rate...........................   34.0%    34.0%    34.0%
  Operating losses having no current tax benefit.....  (33.8)   (33.9)   (33.1)
  Permanent differences and other....................   (0.2)    (0.1)    (0.9)
                                                       -----    -----    -----
Effective tax rate...................................    0.0%     0.0%     0.0%
                                                       =====    =====    =====

  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liability are as follows at:

                                                       July     July     July
                                                        28,      31,      31,
                                                       1996     1997     1998
                                                      -------  -------  -------
Assets:
  Net operating loss carry forward................... $ 4,842  $ 6,981  $ 7,781
  Allowance for doubtful accounts....................      32       60      242
  Inventory capitalization...........................      19        4      105
  Organization costs.................................      37       24       12
  Other..............................................      34       78       23
  Depreciation and amortization......................     --         1      --
                                                      -------  -------  -------
    Total gross deferred tax assets..................   4,964    7,148    8,163
  Valuation allowance................................  (4,960)  (7,148)  (8,095)
                                                      -------  -------  -------
    Net deferred tax assets.......................... $     4  $   --   $    68
                                                      =======  =======  =======
Liability:
  Depreciation and amortization...................... $     4  $   --   $    68
                                                      =======  =======  =======

  At July 31, 1998, the Company had a net operating loss carryforward for federal income tax purposes of approximately $19,900 which is available to offset future federal taxable income, if any, in varying amounts through 2013.

17. Defined Contribution Plan:

  The Company has a 401(k) plan, sponsored by an affiliate, which allows participants to make voluntary pretax contributions, through payroll deductions, up to 10% of total compensation, subject to Internal Revenue Service limitations. All employees who have at least one year of service and 1,000 hours within that year of

                            BLUE RHINO CORPORATION

                (in thousands, except share and per share data) service are eligible to participate in this plan. The plan provides for discretionary profit sharing contributions by the Company. The Company made no contributions to the plan during fiscal 1996, 1997 and 1998.

18. Change in Fiscal Year End:

  In 1997, the Company changed from a 52-53 week year end, to a July 31 fiscal year end. The effect of this change was not material.

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

20. Quarterly Financial Data (unaudited):

                                             Fiscal 1997 Quarter Ended
                                     ------------------------------------------
                                     October 31, January 31, April 30, July 31,
                                        1996        1997       1997      1997
                                     ----------- ----------- --------- --------
                                       (in thousands, except per share data)
Net sales...........................   $ 2,491     $ 2,018    $ 3,000  $ 6,702
                                       =======     =======    =======  =======
Gross profit........................       285         218        522    1,542
                                       =======     =======    =======  =======
Net loss............................   $(1,215)    $(1,566)   $(1,971) $  (832)
                                       =======     =======    =======  =======
Per share data:
  Basic and diluted loss per common
   share............................   $ (0.85)    $ (1.07)   $ (1.26) $  0.57)
                                       =======     =======    =======  =======
                                             Fiscal 1998 Quarter Ended
                                     ------------------------------------------
                                     October 31, January 31, April 30, July 31,
                                        1997        1998       1998      1998
                                     ----------- ----------- --------- --------
                                       (in thousands, except per share data)
Net sales...........................   $ 4,139     $ 4,174    $ 5,694  $13,364
                                       =======     =======    =======  =======
Gross profit........................       985         958      1,372    3,532
                                       =======     =======    =======  =======
Net income (loss)...................   $(1,340)    $(1,223)   $(1,067) $ 1,154
                                       =======     =======    =======  =======
Per share data:
  Basic income (loss) per common
   share............................   $ (0.81)    $ (0.83)   $ (0.72) $  0.18
                                       =======     =======    =======  =======
Diluted income (loss) per common
 share..............................   $ (0.81)    $ (0.83)   $ (0.72) $  0.17
                                       =======     =======    =======  =======

21. Equity Method

  On February 12, 1998, the Company invested $635 in Bison Valve, L.L.C. ("Bison Valve") in the form of a convertible note receivable. The loan is convertible into 65% of the membership units of Bison Valve, at $1 per unit, at the option of the Company. The loan accrued interest at 9.5% for four (4) years after which the principal and accrued interest will be amortized over two (2) years. Bison Valve was formed to market, produce and sell a specialty valve to the Company's distributors and third parties. The Company has accounted for its investment in Bison Valve using the equity method of accounting to reflect the Company's funding of certain losses incurred by this entity primarily related to researching, developing, marketing and producing certain propane products.

  The financial statements for the year ended July 31, 1998 have been revised primarily to reflect the application of this equity method of accounting to the operating results of the investee Bison Valve, net of the allowance previously recorded of $130. The net effect of the revisions to the 1998 financial statements was an increase in the net loss of $107 or $0.03 per share.

Item 9--Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  None.

                                    PART III

Item 10--Executive Officers and Directors

  Executive officers and directors of the Company, and their ages as of the date hereof are as follows:

   Name                     Age                    Position
   ----                     ---                    --------
Billy D. Prim (1).........   43 Chairman of the Board, President and
                                 Chief Executive Officer
Andrew J. Filipowski (1)..   47 Vice Chairman
Mark Castaneda............   34 Director, Secretary and Chief Financial Officer
Kay B. Martin.............   45 Vice President, Chief Information Officer
Richard E. Belmont........   38 Vice President, Sales and Marketing
Joseph T. Culp............   41 Vice President, Partner Development
Steven D. Devick (2)(3)...   47 Director
Craig J. Duchossois
 (1)(2)...................   53 Director
Richard A. Brenner
 (2)(3)...................   35 Director
John H. Muehlstein (3)....   43 Director

--------
(1) Member of the Executive Committee.
(2) Member of the Compensation Committee.
(3) Member of the Audit Committee.

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

  Richard E. Belmont has served as Vice President of Sales and Marketing since March 1995. Prior to joining the Company, Mr. Belmont was the product planning manager and parts and product manager with the Char-

Broil Division of W.C. Bradley Co. from January 1990 to March 1995. Mr. Belmont is currently a director of the BIA.

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

Item 11--Executive Compensation

  The Information concerning the compensation of the Company's executive officers and directors, contained in the sections titled Director Compensation and Executive Compensation in the Company's definitive Proxy Statement for the annual meeting of Stockholders which will be filed within 120 days after the fiscal year end covered by this report are incorporated herein by reference.

Item 12--Principal Stockholders

  The Information concerning the principal stockholders of the Company, contained in the section titled Common Stock Ownership of Directors, Executive Officers and Certain Beneficial Owners in the Company's definitive Proxy Statement for the annual meeting of Stockholders which will be filed within 120 days after the fiscal year end covered by this report are incorporated herein by reference.

Item 13--Certain Transactions

  The Information concerning certain transactions to be disclosed pursuant to Rule 404, contained in the section titled Certain Transactions in the Company's definitive Proxy Statement for the annual meeting of Stockholders which will be filed within 120 days after the fiscal year end covered by this report are incorporated herein by reference.

                                    PART IV

Item 14--Exhibits, Financial Statement Schedules and Reports on Form 8-K

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

                                   SIGNATURES

  Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Blue Rhino Corporation

                                                    /s/ Billy D. Prim
                                          By: _________________________________
                                                       Billy D. Prim
                                             Chairman, President and Chief
                                              Executive Officer

Date: February 9, 1999

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

             Signature                           Title                    Date
             ---------                           -----                    ----
        /s/ Billy D. Prim            Chairman, President and        February 9, 1999
____________________________________  Chief Executive Officer
           Billy D. Prim              (Principal Executive
                                      Officer)

        /s/ Mark Castaneda           Secretary, Chief Financial     February 9, 1999
____________________________________  Officer and Director
           Mark Castaneda             (Principal Financial and
                                      Accounting Officer)

     /s/ Andrew J. Filipowski        Vice Chairman of the Board     February 9, 1999
____________________________________
        Andrew J. Filipowski

     /s/ Craig J. Duchossois         Director                       February 9, 1999
____________________________________
        Craig J. Duchossois

       /s/ Steven D. Devick          Director                       February 9, 1999
____________________________________
          Steven D. Devick

      /s/ John H. Muehlstein         Director                       February 9, 1999
____________________________________
         John H. Muehlstein

      /s/ Richard A. Brenner         Director                       February 9, 1999
____________________________________
         Richard A. Brenner


                                    EXHIBITS

 Exhibit
 Number                       Description of Exhibit
 -------                      ----------------------
  3.1    Second Amended and Restated Certificate of Incorporation of the
         Company, incorporated by reference to Exhibit 3.1 to the
         Company's Report on Form 10-Q dated July 2, 1998.
  3.2    Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.2 to the Company's Registration Statement
         on Form S-1 dated May 18, 1998.
  4.1    Form of Certificate of Common Stock of the Company, incorporated by reference to Exhibit 4.1 to the Company's Registration
         Statement on Form S-1 dated May 18, 1998.
 10.1(a) Loan Agreement, dated as of December 18, 1997, between the
         Company and NationsBank, N.A., incorporated by reference to
         Exhibit 10.1(a) to the Company's Registration Statement on Form
         S-1 dated May 18, 1998.
 10.1(b) Security Agreement, dated as of November 26, 1997 between the
         Company and NationsBank, N.A., incorporated by reference to
         Exhibit 10.1(b) to the Company's Registration Statement on Form
         S-1 dated May 18, 1998.
 10.1(c) Amendment to Loan Agreement dated July 30, 1998 between the
         Company and NationsBank, N.A., incorporated by reference to
         Exhibit 10.1(c) to the Company's Registration Statement on Form
         S-1 dated September 30, 1998.
 10.2    Note Purchase Agreement, dated as of January 1, 1998, among the
         Company and Craig J. Duchossois, Andrew Filipowski, James
         Liautaud and Lennard Carlson, incorporated by reference to
         Exhibit 10.2 to the Company's Registration Statement on Form S-1
         dated May 18, 1998.
 10.4(a) Asset Purchase Agreement, dated as of December 9, 1997, between the Company and Bison Propane Bottle Exchange, LLC, incorporated by reference to Exhibit 10.4(a) to the Company's Registration
         Statement on Form S-1 dated May 18, 1998.
 10.4(b) First Amendment to the Asset Purchase Agreement, dated as of
         December 10, 1997, between the Company and Bison Propane Bottle
         Exchange, LLC, incorporated by reference to Exhibit 10.4(b) to the Company's Registration Statement on Form S-1 dated May 18,
         1998.
 10.5    Multi-Draw Convertible Secured Promissory Note, dated as of
         February 12, 1998, by Bison Valve, L.L.C. to the Company,
         incorporated by reference to Exhibit 10.5 to the Company's
         Registration Statement on Form S-1 dated May 18, 1998.
 10.6    Collateral Assignment of License Agreement, dated as of February
         12, 1998, by Bison Valve, L.L.C. to the Company, incorporated by reference to Exhibit 10.6 to the Company's Registration
         Statement on For S-1 dated May 18, 1998.
 10.7(a) Form of Distribution Agreement of the Company and Its
         Distributors, incorporated by reference to Exhibit 10.7(a) to the Company's Registration Statement on Form S-1 dated May 18,
         1998.
 10.7(b) Form of Sublease of Personal Property between the Company and
         Its Distributors, incorporated by reference to Exhibit 10.7(b)
         to the Company's Registration Statement on Form S-1 dated May
         18, 1998.
 10.8(a) Form of Security Agreement to Secure the Sale of Cylinders
         between the Company and its Distributors, incorporated by
         reference to Exhibit 10.8(a) to the Company's Registration
         Statement on Form S-1 dated May 18, 1998.
 10.8(b) Form of Promissory Note Evidencing the Sale of Cylinders between the Company and its Distributors, incorporated by reference to
         Exhibit 10.8(b) to the Company's Registration Statement on Form
         S-1 dated May 18, 1998.
 10.9    Director Option Plan of the Company, incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form
         S-1 dated May 18, 1998.

 Exhibit
  Number                       Description of Exhibit
 --------                      ----------------------
 10.10    Distributor Stock Option Plan of the Company, incorporated by reference to Exhibit 10.13 to the Company's Registration
          Statement on Form S-1 dated May 18, 1998.
 10.11    1994 Stock Incentive Plan of the Company, incorporated by
          reference to Exhibit 10.14 to the Company's Registration
          Statement on Form S-1 dated May 18, 1998.
 10.12    Amended and Restated Registration Rights Agreement, dated as of
          March 1, 1997, among the Company, Forsythe/Lunn Technology
          Partners, L.L.C., Platinum Propane Holding, L.L.C., the
          Purchasers of Units pursuant to the Unit Purchase Agreement dated October 11, 1995 and the Purchasers of the Company's
          Series A Convertible Participating Preferred Stock,
          incorporated by reference to Exhibit 10.15 to the Company's
          Registration Statement on Form S-1 dated May 18, 1998.
 10.13    1998 Stock Incentive Plan of the Company, incorporated by
          reference to Exhibit 10.18 to the Company's Registration
          Statement on Form S-1 dated May 18, 1998.
 10.14    Real Estate Lease between the Company and Platinum Services
          Corporation dated as of January 1, 1996, incorporated by
          reference to Exhibit 10.19 to the Company's Registration
          Statement on Form S-1 dated May 18, 1998.
 10.15(a) Master Lease dated as of February 1, 1996 between the Company and Nelco, Ltd., Incorporated by reference to Exhibit 10.20(a)
          to the Company's Registration Statement as Form S-1 dated May
          18, 1998.
 10.15(b) Lease Agreement dated July 30, 1996 between the Company and
          Leasing Innovations, Incorporated incorporated by reference to
          Exhibit 10.20(b) to the Company's Registration Statement as
          Form S-1 dated May 18, 1998.
 10.15(c) Lease Agreement dated June 26, 1997 between the Company and
          Green Tree Vendor Services Corporation, incorporated by
          reference to Exhibit 10.20(c) to the Company's Registration
          Statement on Form S-1 dated May 18, 1998.
 10.16    Services Agreement dated June 1, 1997 between the Company and
          Information Management Services filed as exhibit to the
          Company's report on Form 10-K dated October 29, 1998.
 10.17    Underwriting Agreement dated May 22, 1998 among the Company,
          Hambrecht & Quist, L.L.C., NationsBanc Montgomery Securities
          LLC and Dain Raucher Wessels Incorporated incorporated by
          reference to Exhibit 1.1 to the Company's Registration
          Statement on Form S-1 dated May 18, 1998.
 21.1     Subsidiaries of the Company incorporated by reference to
          Exhibit 21.1 to the Company's Registration Statement on Form S-
          1 dated May 18, 1998.
 24.1     Power of Attorney
 27.1     Financial Data Schedule