Form 10-Q/A
period 1998-10-31
BLUE RHINO CORP
filed 1999-02-10
CIK 1034379

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           _________________________

                                 FORM 10-Q/A-1


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

     Yes [X]    No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of February 8, 1999: 7,645,742 -- common shares

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

Item 3:   Defaults Upon Senior Securities

Item 4:   Submission of Matters to a Vote of Security Holders

Item 5:   Other Information

Item 6:   Exhibits and Reports on Form 8-K


SIGNATURES

                            Blue Rhino Corporation
                     Condensed Consolidated Balance Sheets
                   As of October 31, 1998 and July 31, 1998,
                                (In thousands)
                                 ------------

                                                                   October 31,   July 31,
                                                                      1998         1998
                                                                   -----------   --------
                                                                        (Unaudited)
                              ASSETS
                              ------
Cash and cash equivalents                                           $  4,122     $  5,908
Trade accounts receivable, net                                         5,349        7,901
Cylinder inventories                                                     --         2,377
Notes receivable                                                         254          540
Prepaid expenses & other current assets                                1,576          487
                                                                    --------     --------
    Total current assets                                              11,301       17,213

Cylinders held under operating leases                                  7,338          --
Property & equipment, net                                              9,740        8,505
Notes receivable                                                         207          789
Intangibles, net                                                       6,605        3,532
Other assets                                                             186          431
                                                                    --------     --------

    Total assets                                                    $ 35,377     $ 30,470
                                                                    ========     ========

              LIABILITIES AND STOCKHOLDERS' EQUITY
              ------------------------------------
Trade accounts payable                                              $  2,555     $  4,421
Acquisition notes payable                                                476          212
Current portion of long-term debt and capital lease obligations          329          286
Accrued liabilities                                                      414          475
                                                                    --------     --------
    Total current liabilities                                          3,774        5,394

Notes payable to Bank                                                  6,500          --
Long-term debt, less current maturities                                   86          104
Capital lease obligations, less current maturities                       197          156
                                                                    --------     --------
    Total liabilities                                                 10,557        5,654
                                                                    --------     --------

Stockholders' equity:
  Common stock                                                             8            8
  Additional paid-in capital                                          46,320       46,320
  Accumulated deficit                                                (21,508)     (21,512)
                                                                    --------     --------
Total stockholders' equity                                            24,820       24,816
                                                                    --------     --------

Total liabilities and stockholders' equity                          $ 35,377     $ 30,470
                                                                    ========     ========

     See accompanying notes to condensed consolidated financial statements.

                            Blue Rhino Corporation
                Condensed Consolidated Statements of Operations
             For the Three Months Ended October 31, 1998 and 1997
                                (In thousands)


                                            Three Months Ended
                                                October 31,
                                            ------------------
                                             1998        1997
                                             ----        ----
                                               (Unaudited)
  Net sales                                 $9,222     $ 4,140

  Cost of sales                              6,934       3,155
                                            ------     -------

       Gross profit                          2,288         985
                                            ------     -------
  Operating expenses (income):
     Sales and marketing                       669         564
     General and administrative              1,104         844
     Lease income, net                        (212)          8
     Depreciation and amortization             524         245
     Nonrecurring charges                        -         281
                                            ------     -------
       Total operating expenses, net         2,085       1,942
                                            ------     -------

       Income (loss) from operations           203        (957)

  Other expenses (income):
     Interest expense                           32         434
     Loss on investee                          311           -
     Other income, net                         (70)        (51)
                                            ------     -------

       Loss before taxes                    $  (70)    $(1,340)
                                            ======     =======

  Income taxes                                   -           -
                                            ------     -------
       Net loss                             $  (70)    $(1,340)
                                            ======     =======

  Loss available to common
    stockholders                            $  (70)    $(1,447)
                                            ======     =======

  Loss per common share:
      Basic and diluted                     $(0.01)    $ (0.81)
                                            ======     =======

  Weighted average common shares
    used in computing loss per
    common share:
       Basic and diluted                     7,631       1,779
                                            ======     =======


     See accompanying notes to condensed consolidated financial statements

                            Blue Rhino Corporation
                Condensed Consolidated Statements of Cash Flows
             For the Three Months Ended October 31, 1998 and 1997
                                (In thousands)
                                  -----------

                                                                             Three Months Ended
                                                                                 October 31,
                                                                             -------------------
                                                                              1998        1997
                                                                             -------     -------
                                                                                 (Unaudited)
Cash flows from operating activities:
    Net loss                                                                 $   (70)    $(1,340)
    Adjustments to reconcile net loss to net cash provided by
      (used in) operating activities:
         Depreciation and amortization                                           524         245
         Loss on disposal of property and equipment                                -         240
         Loss on investee                                                        311           -
         Accreted interest on senior discount notes                                -         390
         Compensation expense related to stock option plan                        74           -
         Changes in operating assets and liabilities, net
             of business acquisitions:
                 Accounts receivable                                           2,552       1,021
                 Cylinder inventories                                              -           -
                 Other current assets                                         (1,201)         39
                 Accounts payable                                             (1,866)       (670)
                 Other accrued liabilities                                       (62)       (384)
                                                                             -------     -------
                       Net cash provided by (used in) operating activities       262        (459)
                                                                             -------     -------
Cash flows from investing activities:
    Purchases of property and equipment                                       (1,099)       (151)
    Proceeds from disposals of property and equipment                              -           3
    Purchases of cylinders                                                    (3,654)          -
    Business acquisitions                                                     (3,614)        (40)
    Collections on notes receivable                                              104         116
                                                                             -------     -------
                       Net cash used in investing activities                  (8,263)        (72)
                                                                             -------     -------
Cash flows from financing activities:
    Payments on notes payable to bank                                         (3,433)          -
    Proceeds from notes payable to bank                                        9,933         566
    Payments on acquisition notes payable                                       (175)          -
    Payments on long-term debt and capital lease obligations                    (110)        (47)
                                                                             -------     -------
                       Net cash provided by (used in) financing activities     6,215        519
                                                                             -------     -------
Net decrease in cash and cash equivalents                                     (1,786)        (12)
Cash and cash equivalents at beginning of period                               5,908         325
                                                                             -------     -------
Cash and cash equivalents at end of period                                   $ 4,122     $   313
                                                                             =======     =======

     See accompanying notes to condensed consolidated financial statements.

                            Blue Rhino Corporation
             Notes to Condensed Consolidated Financial Statements
                               October 31, 1998


Note 1 -- Basis of Presentation

     The condensed consolidated financial statements of Blue Rhino Corporation (the "Company") include the accounts of its wholly owned subsidiaries, Rhino Services, L.L.C., formed in March 1997 and CPD Associates, Inc., formed in March 1998 and its affiliate, USA Leasing, L.L.C. ("USA Leasing") formed in October 1998. All intercompany transactions and balances have been eliminated in consolidation. USA Leasing is owned by four individuals affiliated with the Company as officers, directors and/or stockholders. Under the terms of USA Leasing's credit facility each of the owners of USA Leasing provided a guarantee for 5% of the total amount outstanding under the credit facility with the remaining 80% being guaranteed by the Company.

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

Note 2 -- Cylinder Inventories

     Cylinder inventories were approximately $0 and $2.4 million as of October 31, 1998 and July 31, 1998, respectively. Inventory is valued at the lower of cost or market.

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

                                        October 31,    July 31,
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

Note 5 -- Loss Per Share

     The following table sets forth a reconciliation of the numerators and denominators in computing loss per common share in accordance with Statement of Financial Accounting Standards No. 128.

                                                             Three Months Ended
                                                                October 31,
                                                             ------------------
                                                              1998       1997
                                                             ------     -------
                                                           (dollars in thousands,
                                                           except per share data)
                                                                (unaudited)
Basic and diluted loss per common share:
  Net loss                                                   $  (70)    $(1,340)
  Less: Redeemable preferred stock dividend                       -         107
                                                             ------     -------
  Loss available to common stockholders                      $  (70)    $(1,447)
                                                             ======     =======
  Weighted average common shares used in computing the
   basic and diluted loss per common share:
      Basic and diluted                                       7,631       1,779
                                                             ======     =======
  Basic and diluted loss per common share                    $(0.01)    $ (0.81)
                                                             ======     =======

The weighted average common shares outstanding include the effects of all shares, stock options and stock warrants where the effect of their inclusion would be dilutive. For the period ended October 31, 1997, the assumed conversion of preferred shares would have been anti-dilutive.

Note 6 -- Other Matters

     On October 30, 1998, the Company sold approximately $6.5 million of cylinder inventories to USA Leasing at book value which was funded from borrowings under USA Leasing's credit facility with NationsBank, N.A. ("NationsBank"). Under the terms of this credit facility, each of the owners of USA Leasing provided a guarantee for 5% of the total amount outstanding under the credit facility with the remaining 80% being guaranteed by the Company. As of October 31, 1998, USA Leasing's 60 day credit facility of $6.5 million bore interest at prime rate plus 1.0% and was subsequently converted to a two year credit facility on December 31, 1998 to borrow up to $13.0 million which bears interest at LIBOR plus 2.25%. The credit facility is collateralized by a blanket lien on all of the assets of USA Leasing (primarily cylinders held under operating lease agreements with a carrying value of approximately $6.5 million as of October 31, 1998). In addition, the Company has received a subordinate security interest in all of USA Leasing's assets as consideration for the Company's guarantee. Approximately $1.0 million of cylinders owned by the Company at October 31, 1998 were sold to USA Leasing in December 1998 at book value. In addition, during November and December 1998, the Company acquired and sold approximately $3.4 million of cylinders to USA Leasing at no gain or loss. USA Leasing has entered into operating lease agreements with the Company's independent distributors to lease the cylinders at 1% of the initial cylinder value monthly.

     During the three months ended October 31, 1998, the Company recognized under the equity method of accounting, a loss of $311,000 representing the remaining balance of the Company's loan to Bison Valve, L.L.C. ("Bison Valve"). This charge reflects the Company's funding of certain losses incurred by this entity primarily related to researching, developing, marketing and producing certain propane products. In December 1998, the Company signed a letter of intent to purchase certain assets of Bison Valve related to its overfill prevention device (primarily patent rights and manufacturing equipment) for $1.1 million in common stock and warrants to purchase 100,000 shares of common stock of the Company at the market price as defined in the agreement. These assets, once acquired, will be amortized over their respective useful lives. The revisions discussed in this Note 6 resulted in a decrease in the results of operations for the three months ended October 31, 1998 of $492,000 ($0.06 per common share).

Note 7 -- Subsequent Events
(Unaudited)

     In December 1998, the Company entered into a $12.0 million credit facility, which includes a $7.0 million revolving line of credit and a $5.0 million acquisition facility (the "New Bank Credit Facility"). The New Bank Credit Facility replaced the $4.0 million bank credit facility previously extended to the Company and is collateralized by a lien on substantially all of the assets of the Company. Additionally, the New Bank Credit Facility requires the Company to meet certain covenants, including minimum net worth and cash flow. The loans under the New Bank Credit Facility bear interest at a maximum rate of LIBOR plus 2.25%.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and related notes of Blue Rhino Corporation and its wholly owned subsidiaries, Rhino Services, L.L.C. and CPD Associates, Inc., and with our audited consolidated financial statements as of and for the fiscal year ended July 31, 1998, on file with the Securities and Exchange Commission. Beginning in the quarter ended October 31, 1998, we have included the financial information of USA Leasing, L.L.C. ("USA Leasing"), an affiliated company which offers cylinder financing to our distributors, in our financial statements on a consolidated basis. The results of operations for the three months ended October 31, 1998 are not necessarily indicative of results that may be expected for the year ending July 31, 1999, in part due to the seasonality of our business. The terms "we," "our," "us" and "the Company" refer to Blue Rhino Corporation, its wholly owned subsidiaries and USA Leasing.

Results of Operations

Comparison of the Three Months Ended October 31, 1998 as Compared to the Three Months Ended October 31, 1997

     Net sales. Net sales increased 122.8% from approximately $4.1 million for the first quarter of fiscal 1998 to approximately $9.2 million for the first quarter of fiscal 1999. The increase in net sales was due primarily to the increase in the number of retail locations placed in service and increased sales volume at existing locations, with a corresponding increase in cylinder transactions during the period. The installed base of retail locations increased 130% from 5,228 locations at October 31, 1997 to approximately 12,000 locations at October 31, 1998. The number of cylinder transactions increased 88% from approximately 375,000 units in the first quarter of fiscal 1998 to approximately 705,000 units in the first quarter of fiscal 1999. Net sales during the first quarter of fiscal 1999 did not include the $6.5 million in proceeds from our sale of cylinder inventories to USA Leasing, an entity owned by certain of our officers, directors and stockholders. See "--Liquidity and Capital Resources." Under our business model, the distributors, not Blue Rhino, invest in and own the majority of the capital assets required to operate a cylinder exchange business. In anticipation of the sale of cylinders to USA Leasing, or another entity which would lease the cylinders to our distributors, we acquired the cylinders primarily from distributors and, to a lesser extent, through our acquisition of competing cylinder exchange providers. The sale of cylinders to USA Leasing resulted in an increase to cash and notes payable and the transfer of cylinders to long-term assets held under lease.

     Gross margin. Gross margin increased from 23.8% in the first quarter of fiscal 1998 to 24.8% in the first quarter of fiscal 1999. This improvement was primarily due to a price increase on all cylinder transactions which became effective in April 1998 and to a lesser extent due to a shift in sales to accounts with higher margins. A change in the transaction mix of exchanges, upgrades and sales also had a positive impact on gross margin. Our gross margin for the first quarter of fiscal 1999 did not include any effect from our purchase of cylinder inventories from distributors and competing cylinder exchange providers or the sale of cylinder inventories to USA Leasing. Our net sales consisted solely of revenues from cylinder transactions and our cost of sales consisted primarily of the per transaction payments we made to our distributors for servicing our accounts and to a lesser extent, non-cash charges associated with options under our Distributor Option Plan.

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

     Depreciation and amortization. Depreciation and amortization increased from approximately $245,000 in the first quarter of fiscal 1998 to approximately $524,000 in the first quarter of fiscal 1999. Depreciation expense increased by approximately $206,000 from approximately $225,000 in the first quarter of fiscal 1998 to approximately $431,000 in the first quarter of fiscal 1999 primarily due to the increase in the number of cylinder displays. This increase was due to our purchase of cylinder displays which we previously leased under an operating lease facility and our ongoing purchase of additional cylinder displays to support growth in our installed base of retail locations. Our acquisition of computer technology under capital leases also impacted depreciation expense to a lesser extent. Amortization expense increased by approximately $73,000 from approximately $20,000 in the first quarter of fiscal 1998 to approximately $93,000 in the first quarter of fiscal 1999 primarily due to the increased amortization of intangibles associated with a number of acquisitions.

     Nonrecurring charges. We had no nonrecurring charges for the first quarter of fiscal 1999 and do not expect to incur any additional expenses related to our transition to an independent distributor business model from a vertically integrated business model. In the first quarter of fiscal 1998, nonrecurring charges were approximately $281,000, consisting primarily of the write-down of facilities and equipment purchased to support the vertically integrated business model.

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

     Loss on Investee. Loss on investee was $311,000 for the first quarter of fiscal 1999, which reflects the application of the equity method of accounting to our convertible loan to Bison Valve, L.L.C. ("Bison Valve"). A loss was recorded because Bison Valve used the proceeds of our convertible loan to fund losses incurred primarily in researching developing, marketing and producing an overfill prevention device and other propane related products. As of October 31, 1998 we have recognized charges for the entire principal balance of our convertible loan. We have signed a letter of intent to acquire all intellectual property and other assets of Bison Valve related to its overfill prevention device. The purchase price for these assets includes $1.1 million of common stock, warrants to purchase 100,000 shares of common stock and cancellation of our $635,000 convertible loan to Bison Valve. Substantially all of the $1.1 million will be accounted for as a patent on our books and amortized over the remaining life of the patent. We did not incur any loss on investee in the first quarter of fiscal 1998.

     Other income, net. Other income, net increased from approximately $51,000 in the first quarter of fiscal 1998 to approximately $70,000 in the first quarter of fiscal 1999. The increase was primarily due to increased interest income from excess cash balances and various notes receivable.

Liquidity and Capital Resources

     Our primary sources of funds have been the issuance of stock, most recently through our initial public offering in May 1998, and the incurrence of debt. We had working capital of approximately $7.5 million as of October 31, 1998, which is primarily the result of available proceeds from our initial public offering and cash provided by operations.

     Net cash provided by operations was approximately $262,000 for the first quarter of fiscal 1999, while net cash used in operations for the first quarter of fiscal 1998 was approximately $459,000. Cash provided by operations for both periods resulted primarily from the decrease in accounts receivable due to the seasonal nature of our business. Cash used in operations during the first quarter of fiscal 1999 included approximately $522,000 of advances on certain products and services and approximately $420,000 of equipment acquired through acquisitions and held for resale. Cash used in operations during the first quarter of fiscal 1998 resulted primarily from a net loss. In addition, cash used in operations for both periods resulted from the decreases in accounts payable due to the seasonal nature of our business.

     Net cash used in investing activities was approximately $8.3 million in the first quarter of fiscal 1999 and approximately $72,000 for the first quarter of fiscal 1998. The primary components of cash used in investing activities in both periods included acquisitions of cylinders from distributors, acquisitions of cylinder exchange accounts and related assets as well as investments in property and equipment including cylinder displays and computer technology. The primary components of cash provided by investing activities included collections on notes receivable.

     Net cash provided by financing activities was approximately $6.2 million for the first quarter of fiscal 1999 and approximately $519,000 for the first quarter of fiscal 1998. In both quarters cash provided by financing activities resulted from bank borrowings including $6.5 million in proceeds from USA Leasing's loan from NationsBank, N.A. ("NationsBank") in October 1998. In both periods, the cash used in financing activities included payments on various notes payable and capital lease obligations.

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

     On October 30, 1998, we sold substantially all of our grill cylinder inventories to USA Leasing for $6.5 million. In anticipation of establishing a cylinder financing facility for our distributors, we had acquired approximately $4.6 million of these cylinders from them during our first quarter of fiscal 1999. We believed that a prospective financing source would prefer to acquire the cylinders in a single transaction, rather than from our distributors in multiple transactions. After discussing the proposed facility with a leasing company, NationsBank agreed to provide USA Leasing with a $6.5 million credit facility (the "USA Leasing Credit Facility"), the proceeds of which were used to purchase the cylinders from Blue Rhino. Under the terms of the USA Leasing Credit Facility, we were required to guarantee of 80% of the facility and each of the owners of USA Leasing were required to guarantee 5% of the facility. USA Leasing is owned 24% each by Messrs. Prim and Filipowski and 26% each by Mr. Craig Duchossois, a director and stockholder of the Company, and Mr. Peer Pedersen, a stockholder of the Company and a partner of Pedersen & Houpt, P.C., our legal counsel. NationsBank has a first priority lien and we have a subordinate lien on all of the assets of USA Leasing. The sale of cylinders to USA Leasing was approved unanimously by our directors who had no financial interest in the transaction.

     In addition, during November and December 1998, the Company acquired and sold approximately $3.4 million of cylinders to USA Leasing at no gain or loss. USA Leasing has entered into operating lease agreements with the Company's independent distributors to lease the cylinders at 1% of the initial cylinder value monthly.

     In December 1998, we entered into a $12 million credit facility with NationsBank, which includes a $7.0 million revolving line of credit and a $5.0 million acquisition facility (the "New Bank Credit Facility"). Our ability to borrow under the New Bank Credit Facility is reduced by an amount equal to our contingent liability pursuant to our guarantee of USA Leasing's credit facility with NationsBank. As we achieve certain performance measures, our availability under the New Bank Credit Facility will increase. The New Bank Credit Facility replaces a prior facility we had with NationsBank and is collateralized by a lien on substantially all of our assets. The New Bank Credit Facility requires us to meet certain covenants, including minimum net worth and cash flow requirements. The loans under the New Bank Credit Facility bear interest at a maximum of LIBOR plus 2.25%.

     Concurrently with the extension of our New Bank Credit Facility, NationsBank also increased its credit facility with USA Leasing to $13 million. We have guaranteed 80% of USA Leasing's obligations under this credit facility. Currently, we are not aware of any defaults under USA Leasing's credit facility with NationsBank or under any cylinder lease between USA Leasing and our distributors. However, we could be required to fund up to 80% of USA Leasing's obligations to NationsBank in the event of a default under its credit facility.

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

Item 2. Changes in Securities and Use of Proceeds

     The net proceeds from our initial public offering of $36.4 million has been used primarily to pay indebtedness of approximately $29.1 million, fund acquisitions of $4.2 million, purchase property and equipment of $1.1 million and for general working capital of $2.4 million resulting in $0.7 million remaining from our initial public offering as of October 31, 1998. The remaining proceeds are available for general corporate purposes, including working capital and future acquisitions.

Item 3. Defaults Upon Senior Securities: None

Item 4. Submission of Matters to a Vote of Security Holders: None

Item 5. Other Information: None

Item 6. Exhibits and Reports on Form 8-K: Exhibit 27.1 Financial data

                                  Signatures


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned hereunto duly authorized.


                            Blue Rhino Corporation


Date: February 9, 1999      By: /s/ Billy D. Prim
                                -------------------------------------------
                            Chairman, President and Chief Executive Officer



Date: February 9, 1999      By: /s/ Mark Castaneda
                                -------------------------------------------
                            Chief Financial Officer