Form 10-Q
period 1999-01-31
BLUE RHINO CORP
filed 1999-03-17
CIK 1034379

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                           _________________________

                                   FORM 10-Q


[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended January 31, 1999

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

     Yes [ X ]      No [   ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 16, 1999: 7,650,657 common shares.

                             BLUE RHINO CORPORATION

                                     INDEX
                                     -----

PART 1:  FINANCIAL INFORMATION

Item 1:        Financial Statements (unaudited):

                    Condensed consolidated balance sheets as of January 31, 1999 and July 31, 1998.

                    Condensed consolidated statements of operations for the three and six month periods ended January 31, 1999 and 1998.

                    Condensed consolidated statements of cash flows for the six month periods ended January 31, 1999 and 1998.

                    Notes to condensed consolidated financial statements.


Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3:        Quantitative and Qualitative Disclosures about Market Risk.



PART II:  OTHER INFORMATION

Item 1:        Legal Proceedings.


Item 2:        Changes in Securities and Use of Proceeds.


Item 3:        Defaults Upon Senior Securities.


Item 4:        Submission of Matters to a Vote of Security Holders.


Item 5:        Other Information.


Item 6:        Exhibits and Reports on Form 8-K.


SIGNATURES

PART I. FINANCIAL INFORMATION
-----------------------------

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                            Blue Rhino Corporation
                     Condensed Consolidated Balance Sheets
                   As of January 31, 1999 and July 31, 1998
                                (in thousands)

                                                                                         January 31,            July 31,
                                                                                            1998                  1998
                                                                                         ----------            ----------
                                                                                         (unaudited)
                          ASSETS
                          ------

Cash and cash equivalents                                                               $    1,681             $    5,908
Trade accounts receivable, net                                                               6,541                  7,901
Inventories                                                                                     35                  2,377
Notes receivable                                                                               200                    540
Prepaid expenses and other current assets                                                    2,180                    487
                                                                                        ----------             ----------
        Total current assets                                                                10,637                 17,213

Cylinders held under operating leases, net                                                  11,468                      -
Property and equipment, net                                                                 11,620                  8,505
Notes receivable                                                                               119                    789
Intangibles, net                                                                             9,129                  3,532
Other assets                                                                                   518                    431
                                                                                        ----------             ----------
        Total assets                                                                    $   43,491             $   30,470
                                                                                        ==========             ==========

       LIABILITIES AND STOCKHOLDERS' EQUITY
       ------------------------------------
Trade accounts payable                                                                  $    3,929            $     4,421
Acquisition notes payable                                                                      953                    212
Current portion of long-term debt and capital lease obligations                                621                    286
Accrued liabilites                                                                             464                    475
                                                                                        ----------             ----------
        Total current liabilities                                                            5,967                  5,394

Note payable to bank                                                                        11,765                      -
Long-term debt, less current maturities                                                         69                    104
Capital lease obligations, less current maturities                                             622                    156
                                                                                        ----------             ----------
        Total liabilities                                                                  18,423                  5,654

Minority interest                                                                               28                      -

Common stock                                                                                     8                      8
Additional paid in capital                                                                  46,546                 46,320
Accumulated deficit                                                                        (21,514)               (21,512)
                                                                                        ----------             ----------
        Total stockholders' equity                                                          25,040                 24,816
                                                                                        ----------             ----------
        Total liabilities and stockholder's equity                                      $   43,491             $   30,470
                                                                                        ==========             ==========

  The accompanying notes are an integral part of these financial statements.

                             Blue Rhino Corporation
                Condensed Consolidated Statements of Operations
         For The Three and Six Months Ended January 31, 1999 and 1998
                     (in thousands, except per share data)

                                                       Three Months Ended              Six Months Ended
                                                           January 31,                    January 31,
                                                    ------------------------       -------------------------
                                                      1999          1998              1999           1998
                                                    ----------    ----------       -----------    ----------
                                                          (unaudited)                     (unaudited)
Revenues:
 Cylinder transactions                              $    8,328    $    4,175       $    17,462    $    8,314
 Other products                                            348             -               436             -
 Lease income - cylinders                                  239             -               239             -
                                                    ----------    ----------       -----------    ----------
    Total revenues                                       8,915         4,175            18,137         8,314

Cost of sales:
 Cylinder transactions                                   6,337         3,217            13,191         6,371
 Other products                                            257             -               337             -
 Leased cylinders                                          239             -               239             -
                                                    ----------    ----------       -----------    ----------
    Cost of sales                                        6,833         3,217            13,767         6,371
                                                    ----------    ----------       -----------    ----------
    Gross profit                                         2,082           958             4,370         1,943

Operating expenses (income):
 Sales and marketing                                       620           463             1,289         1,027
 General and administrative                              1,192           862             2,295         1,706
 Lease income, net                                        (313)           15              (525)           23
 Depreciation and amortization                             561           271             1,085           516
 Nonrecurring charges                                        -           127                 -           408
                                                    ----------    ----------       -----------    ----------
    Total operating expenses, net                        2,060         1,738             4,144         3,680
                                                    ----------    ----------       -----------    ----------
    Income (loss) from operations                           22          (780)              226        (1,737)

Other expenses (income):
 Interest expense                                           34           495                67           929
 Loss on investee                                            -             -               311             -
 Other income, net                                         (80)          (51)             (150)         (102)
                                                    ----------    ----------       -----------    ----------
    Income (loss) before taxes                              68        (1,224)               (2)       (2,564)

Income taxes                                                 -             -                -              -
                                                    ----------    ----------       -----------    ----------
    Net income (loss)                                $      68     $  (1,224)        $      (2)    $  (2,564)
                                                    ==========    ==========       ===========    ==========
Income (loss) available to common stockholders       $      68     $  (1,485)        $      (2)    $  (2,932)
                                                    ==========    ==========       ===========    ==========
Earnings (loss) per common share:

    Basic and diluted                                $    0.01     $   (0.83)        $    0.00     $   (1.65)
                                                    ==========    ==========       ===========    ==========
Weighted average common shares used in
 computing earnings (loss) per common share:
    Basic                                                7,642         1,779             7,637         1,779
                                                    ==========    ==========       ===========    ==========
    Diluted                                              7,935         1,779             7,929         1,779
                                                    ==========    ==========       ===========    ==========

                            Blue Rhino Corporation
                Condensed Consolidated Statements of Cash Flows
              For the Six Months Ended January 31, 1999 and 1998
                                (in thousands)


                                                                               Six Months Ended
                                                                                 January 31,
                                                                           -----------------------
                                                                             1999           1998
                                                                           --------       --------
                                                                                 (unaudited)
Cash flows from operating activities:
  Net loss                                                                 $     (2)      $ (2,564)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                           1,177            516
      Loss on disposal of assets                                                 -             261
      Loss on investee                                                          311             -
      Compensation expense related to stock option plan                         145             -
      Minority interest in net loss of affiliate                                 28             -
      Accreted interest on senior discount notes                                 -             815
      Changes in operating assets and liabilities, net
        of business acquisitions:
           Accounts receivable                                                1,360            623
           Inventories                                                          (35)          (491)
           Other current assets                                              (1,726)          (247)
           Accounts payable                                                    (497)          (696)
           Other accrued liabilities                                            (15)          (293)
                                                                           --------       --------
             Net cash provided by (used in) operating activities                746         (2,076)
                                                                           --------       --------

Cash flows from investing activities:
    Business acquisitions                                                    (5,577)          (790)
    Purchases of property and equipment                                      (2,437)          (286)
    Proceeds from disposals of property and equipment                            -              39
    Purchases of cylinders held under operating leases                       (7,547)            -
    Collections on notes receivable                                             124            261
                                                                           --------       --------
             Net cash used in investing activities                          (15,437)          (776)
                                                                           --------       --------

Cash flows from financing activities:
    Proceeds from notes payable to bank                                      15,198          5,044
    Payments on notes payable to bank                                        (3,433)        (4,416)
    Payment of debt issuance costs                                             (149)            -
    Proceeds from stockholder loans                                              -           3,250
    Proceeds from issuance of common stock                                       81             -
    Payment of common stock offering and registration costs                    (305)            -
    Payments on acquisition notes payable                                      (656)           (20)
    Payments of long-term debt and capital lease obligations                   (272)          (124)
                                                                           --------       --------
             Net cash provided by financing activities                       10,464          3,734
                                                                           --------       --------

Net (decrease) increase in cash and cash equivalents                         (4,227)           882
Cash and cash equivalents at beginning of period                              5,908            325
                                                                           --------       --------
Cash and cash equivalents at end of period                                 $  1,681       $  1,207
                                                                           ========       ========

The accompanying notes are an integral part of these financial statements.

                             Blue Rhino Corporation
             Notes to Condensed Consolidated Financial Statements

                                January 31, 1999


Note 1 - Basis of Presentation

         The condensed consolidated financial statements of Blue Rhino Corporation (the "Company") include the accounts of its wholly owned subsidiaries, Rhino Services, L.L.C., formed in March 1997 and CPD Associates, Inc., formed in March 1998 and its affiliate, USA Leasing, L.L.C. ("USA Leasing") formed in October 1998. All intercompany transactions and balances have been eliminated in consolidation. USA Leasing is owned by four individuals affiliated with the Company as officers, directors and/or stockholders. Under the terms of USA Leasing's credit facility each of the four owners of USA Leasing guarantee 5% and the Company guarantees 80% of the total amount outstanding under the credit facility.

         The accompanying unaudited interim condensed consolidated financial statements of the Company have been prepared by the Company in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of items of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the six months ended January 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 1999.

         These financial statements should be read in conjunction with the audited consolidated financial statements of Blue Rhino Corporation as of and for the year ended July 31, 1998.

Note 2 - Inventories

         Inventories were approximately $35,000 and $2.4 million as of January 31, 1999 and July 31, 1998, respectively. Inventory is valued at the lower of cost or market .

Note 3 - Cylinders Held Under Operating Leases

         During the six months ended January 31, 1999, the Company sold cylinder inventories to USA Leasing at book value for approximately $11.5 million. USA Leasing has entered into operating lease agreements with the Company's independent distributors to lease the cylinders at 1% of the cylinder value monthly. The cylinders are stated at cost net of depreciation of approximately $76,000. Cylinders are depreciated over their estimated useful lives of 25 years using the straight-line method.

Note 4 - Intangibles, net

         During the six months ended January 31, 1999, the Company completed ten acquisitions of assets including cylinders, cylinder displays and other equipment and the rights to sellers' retail propane cylinder exchange accounts and locations for an aggregate purchase price of approximately $6.9 million.
The Company paid the aggregate purchase price with approximately $5.6 million in cash from the proceeds of its initial public offering and approximately $1.3 million in seller financing. These acquisitions have been accounted for under the purchase method and, accordingly, the operating results from these acquisitions have been included in the Company's consolidated financial statements since the dates of the acquisitions. The Company periodically assesses the net realizable value of its long-lived assets and evaluates such assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.

       Intangibles consist of the following at:


                                     January 31,       July 31,
                                        1999             1998
                                       --------        -------
                                           (in thousands)

                                     (unaudited)
      Goodwill                           $9,153         $3,518
      Noncompete agreements                 215            102
      Accumulated amortization             (239)           (88)
                                         ------         ------
                                         $9,129         $3,532
                                         ======         ======

       Amortization expense was $151,000 and $68,000 for the six months ended January 31, 1999 and for the fiscal year ended July 31, 1998, respectively.

Note 5-Notes Payable to Bank

       In December 1998, USA Leasing entered into a two year, $13.0 million credit facility (the "USA Leasing Credit Facility") with NationsBank, N.A. ("NationsBank") to fund the purchase of cylinders. Each of the four owners of USA Leasing guarantees 5% and the Company guarantees 80% of the loan balance under the credit facility. As of January 31, 1999, USA Leasing had borrowings under this credit facility of approximately $11.8 million, which bear interest at LIBOR, plus 2.25%. The credit facility is collateralized by a blanket lien on all of the assets of USA Leasing (cylinders held under operating leases with a carrying value of approximately $11.5 million as of January 31, 1999). In addition, the Company has received a subordinate security interest in all of USA Leasing's assets as consideration for the Company's guarantee.

       In December 1998, the Company entered into a $12.0 million credit facility with NationsBank, which includes a $7.0 million revolving line of credit and a $5.0 million acquisition facility (the "New Bank Credit Facility"). The Company's ability to borrow under the New Bank Credit Facility is reduced by an amount equal to its contingent liability pursuant to its guarantee of the USA Leasing Credit Facility. If the Company achieves certain performance measures, its availability under the New Bank Credit Facility will increase. The New Bank Credit Facility replaced a prior facility the Company had with NationsBank and is collateralized by a lien on substantially all of its assets. The New Bank Credit Facility requires the Company to meet certain covenants, including minimum net worth and cash flow. The loans under the New Bank Credit Facility bear interest at a maximum rate of LIBOR plus 2.25%. As of January 31, 1999, the Company had not borrowed under the New Bank Credit Facility.

Note 6-Income Taxes

       No provision for income taxes was recorded for the six months ended January 31, 1999 due to the reversal of deferred tax assets for which the benefit was fully reserved.

Note 7 - Earnings (Loss) Per Share

         The following table sets forth a reconciliation of the numerators and denominators in computing earnings (loss) per common share in accordance with Statement of Financial Accounting Standards No. 128 (in thousands, except per share amounts).

                                                         Three Months Ended   Six Months Ended
                                                            January 31,         January 31,
                                                         ------------------   ----------------
                                                          1999        1998      1999      1998
                                                          ----        ----      ----      ----
                                                             (unaudited)         (unaudited)
Basic and diluted earnings (loss) per share:
    Net income (loss)                                 $    68      $(1,224)   $ (  2)   $(2,564)
    Less: Redeemable preferred stock dividend               -          261         -        368
                                                         ----      -------     -----    -------

    Income (loss) available to common stockholders    $    68      $(1,485)   $ (  2)   $(2,932)
                                                         ----      -------     -----    -------

    Weighted average common shares used in
       computing the basic and diluted earnings
       (loss) per common share:
            Basic                                       7,642        1,779     7,637      1,779
                                                        -----        -----     -----      -----
            Diluted                                     7,935        1,779     7,929      1,779
                                                        =====        =====     =====      =====

Basic and diluted earnings (loss) per common share    $  0.01      $( 0.83)   $ 0.00    $( 1.65)
                                                      =======      =======    ======    =======


The weighted average common shares outstanding include the effects of all shares, stock options and stock warrants where the effect of their inclusion would be dilutive. For the three and six months ended January 31, 1998, the assumed conversion of preferred shares would have been anti-dilutive.

Note 8 - Other Matters

         During the three months ended October 31, 1998, the Company recognized under the equity method of accounting, a loss of $311,000 representing the remaining balance of the Company's loan to Bison Valve, L.L.C. ("Bison Valve"). This charge reflects the Company's funding of certain losses incurred by this entity primarily related to researching, developing, marketing and producing certain propane products. In December 1998, the Company signed a letter of intent to purchase certain assets of Bison Valve related to its overfill prevention device (primarily patent rights and manufacturing equipment) for the cancellation of the $635,000 note from Bison Valve to the Company, $1.1 million in common stock and warrants to purchase 100,000 shares of common stock of the Company at the market price as defined in the agreement. These assets, once acquired, will be amortized over their respective useful lives.

         Through March 1999, the Company has executed two letters of intent for an aggregate purchase price of approximately $1.2 million for assets including cylinders, cylinder displays and the rights to sellers' retail propane cylinder exchange accounts and locations. These acquisitions will be financed with cash provided by operations and borrowing under the New Bank Credit Facility.

Note 9 - Subsequent Events

         On February 11, 1999 the Company withdrew from registration with the Securities and Exchange Commission 2,300,000 shares of its Common Stock and canceled its proposed public offering of such shares. On February 19, 1999, the Company terminated PricewaterhouseCoopers, LLP as its independent accountants. The Company is currently in the process of selecting a new accounting firm.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and related notes of Blue Rhino Corporation and its wholly owned subsidiaries, Rhino Services, L.L.C. and CPD Associates, Inc. and with our audited consolidated financial statements as of and for the fiscal year ended July 31, 1998, on file with the Securities and Exchange Commission. Beginning in the quarter ended October 31, 1998, we have included the financial information of USA Leasing, L.L.C. ("USA Leasing"), an affiliated company which offers cylinder lease financing to our distributors, in our financial statements on a consolidated basis. The results of operations for the three and six months ended January 31, 1999 are not necessarily indicative of results that may be expected for the fiscal year ending July 31, 1999, in part due to the seasonality of the Company's business. The terms "we," "our," "us" and "the Company" refer to Blue Rhino Corporation, its wholly owned subsidiaries and USA Leasing.

Results of Operations

Comparison of the Three Months Ended January 31, 1999 with the Three Months Ended January 31, 1998

        Net sales. Net sales for the three months ended January 31, 1999 of approximately $8.9 million included $8.3 million from cylinder transactions, $348,000 from product sales and $239,000 from lease income - cylinders. The lease income - cylinders relates to cylinder lease income of USA Leasing, which began leasing cylinders to our independent distributors in October 1998. Net sales excluding lease income - cylinders increased 107.8% from approximately $4.1 million for the three months ended January 31, 1998 to approximately $8.7 million for the three months ended January 31, 1999. The increase in net sales was due primarily to the increase in the number of retail locations placed in service, increased sales volume at existing locations and, to a lesser extent, the introduction of a patio heater as a new product beginning in fiscal 1999. The installed base of retail locations increased 106% from approximately 6,600 locations at January 31, 1998 to approximately 13,600 locations at January 31, 1999. The number of cylinders transacted increased 68.5% from approximately 340,000 units in the three months ended January 31, 1998 to approximately 573,000 units in the three months ended January 31, 1999.

        Gross margin. Gross margin, excluding the impact from leased cylinders, increased from 22.9% in the three months ended January 31, 1998 to 24.0% in the three months ended January 31, 1999. This improvement was primarily due to a price increase on cylinder transactions, which became effective during the third quarter of fiscal 1998 and, to a lesser extent, the addition of higher margin accounts to the customer base as well an increase as a percenage of net sales of cylinder upgrades, which have higher margins than cylinder exchanges. The condensed consolidated statement of operations contains no gross margin from leased cylinders as the lease income from cylinders was offset in full by the cost of leased cylinders. The cost of leased cylinders includes related interest of $173,000, depreciation of $76,000, other expenses of $18,000 and the minority interest due to USA Leasing of $28,000.

        Sales and marketing expenses. Sales and marketing expenses increased 33.9% from approximately $463,000 in the three months ended January 31, 1998 to approximately $620,000 in the three months ended January 31,1999 but decreased as a percentage of total net sales from 11.1% in the three months ended January 31, 1998 to 7.1% in the three months ended January 31, 1999. The increase in sales and marketing expenses was due primarily to additional compensation and related travel costs for an increased internal sales force partially offset by reduced commissions to external sales representatives. Our transition away from commission based outside sales representatives to an internal sales force has fixed a higher proportion of our sales and marketing expenses. The decrease in sales and marketing expenses as a percentage of net sales reflects the fact that a significant portion of the compensation of our sales and marketing staff is fixed resulting in a slower increase in the rate of sales and marketing expenses compared with the increase in net sales.

     General and administrative expenses. General and administrative expenses increased 38.3% from approximately $862,000 in the three months ended January 31, 1998 to approximately $1.2 million in the three months ended January 31, 1999 but decreased as a percentage of total net sales from 20.6% in the three months ended January 31, 1998 to 13.7% in the three months ended January 31, 1999. The increase in general and administrative expenses was due primarily to additional compensation costs, costs related to launching the patio heater product and additional costs associated with operating a public company
including investor relations and other professional fees.   The decrease in
general and administrative expenses as a percentage of net sales was due primarily to the fact that a significant portion of our general and administrative expenses are fixed and, as a result, general and administrative expenses increased at a slower rate than net sales.

     Lease income, net. Gross lease income increased from approximately $127,000 for the three months ended January 31, 1998 to approximately $313,000 for the three months ended January 31, 1999, while gross rent expense for the same periods decreased from approximately $142,000 to $0. The increase in lease income was due to the addition of new retail locations resulting in an increase in the number of cylinder displays under lease. The decrease in rent expense was a result of the purchase of cylinder displays in May 1998 that were previously leased under an operating lease facility. Lease income, net does not include any cylinder lease income of USA Leasing as it is recognized under lease income -cylinders.

     Depreciation and amortization. Depreciation and amortization expense increased from approximately $271,000 in the three months ended January 31, 1998 to approximately $561,000 in the three months ended January 31, 1999. Depreciation expense increased by $208,000 from approximately $246,000 in the three months ended January 31, 1998 to approximately $454,000 in the three months ended January 31, 1999. This increase was due to our purchase of cylinder displays which we previously leased under an operating lease facility and our ongoing purchase of additional cylinder displays to support growth in our installed base of retail locations. Our acquisition of computer technology under capital leases also impacted depreciation expense to a lesser extent. Amortization expense increased by $82,000 from approximately $25,000 in the three months ended January 31, 1998 to approximately $107,000 in the three months ended January 31, 1999 principally due to the increased amortization of intangibles associated with a number of acquisitions. Depreciation and amortization does not include any depreciation of cylinders owned by USA Leasing as it is recognized under cost of sales--leased cylinders.

     Nonrecurring charges. We had no nonrecurring charges for the three months ended January 31, 1999 and do not expect to incur any additional nonrecurring charges related to our transition to an independent distributor business model from a vertically integrated business model. In the three months ended January 31, 1998, nonrecurring charges were approximately $127,000, consisting primarily of the write-down of facilities and equipment purchased to support the vertically integrated business model.

     Interest expense. Interest expense decreased from approximately $495,000 in the three months ended January 31, 1998 to approximately $34,000 in the three months ended January 31, 1999. The decrease in interest expense resulted from the repayment of substantially all of our outstanding indebtedness in May 1998 with proceeds from our initial public offering. The interest expense in the three months ended January 31, 1999 is a result of capital lease obligations incurred primarily to acquire computer technology.

     Other income, net. Other income, net increased slightly from $51,000 in the three months ended January 31, 1998 to $80,000 in the three months ended January 31, 1999. The increase was primarily due to increased interest income from excess cash balances and various notes receivable.

Comparison of the Six Months Ended January 31, 1999 with the Six Months Ended January 31, 1998

     Net sales. Net sales for the six months ended January 31, 1999 of approximately $18.1 million included $17.5 million from cylinder transactions, $436,000 from product sales and $239,000 from lease income - cylinders. Lease income - cylinders relates to USA Leasing which began leasing cylinders to our independent distributors in October 1998. Net sales excluding lease income - cylinders increased 115.3% from approximately $8.3 million for the six months ended January 31, 1998 to approximately $17.9 million for the six months ended January 31, 1999. The increase in net sales was due primarily to the increase in the number of retail locations placed in service, increased sales volume at existing locations and, to a lesser extent, the introduction of a patio heater as a new product beginning in fiscal 1999. The number of cylinders transacted increased 78.7% from approximately 715,000 units during the six months ended January 31, 1998 to approximately 1.3 million units during the six months ended January 31, 1999.

     Gross margin. Gross margin, excluding the impact from leased cylinders, increased from 23.4% for the six months ended January 31, 1998 to 24.4% for the six months ended January 31, 1999. This improvement was due to a price increase on cylinder transactions, which became effective during the third quarter of fiscal 1998, the addition of higher margin accounts to the customer base as well as an increase as a percentage of net sales of cylinder upgrades, which have higher margins than cylinder exchanges. The condensed consolidated statement of operations contains no gross margin from leased cylinders as the lease income from cylinders was offset in full from the cost of leased cylinders. The cost of leased cylinders includes related interest of $173,000, depreciation of $76,000, other expenses of $18,000 and the minority interest due to USA Leasing of $28,000.

     Sales and marketing expenses. Sales and marketing expenses increased 11.1% from approximately $1.0 million for the six months ended January 31, 1998 to approximately $1.2 million in the six months ended January 31, 1999 but decreased as a percentage of total net sales from 12.4% for the six months ended January 31, 1998 to 7.2% for the six months ended January 31, 1999. Our transition away from commission based outside sales representatives to an internal sales force has fixed a higher proportion of our sales and marketing expenses. The decrease in sales and marketing expenses as a percentage of net sales reflects the fact that a significant portion of the compensation of our sales and marketing staff is fixed resulting in a slower increase in the rate of sales and marketing expenses compared with the increase in net sales.

     General and administrative expenses. General and administrative expenses increased 34.5% from approximately $1.7 million for the six months ended January 31, 1998 to approximately $2.2 million for the six months ended January 31, 1999 but decreased as a percentage of total net sales from 20.5% for the six months ended January 31, 1998 to 12.8% for the six months ended January 31, 1999. The increase in general and administrative expenses was due primarily to additional compensation costs, costs related to the introduction of a patio heater product and additional costs associated with operating a public company including investor relations and other professional fees. The decrease in general and administrative expenses as a percentage of net sales was due primarily to the fact that a significant portion of our general and administrative expenses are fixed and, as a result, general and administrative expenses increased at a slower rate than net sales.

     Lease income, net. Gross lease income increased from approximately $243,000 for the six months ended January 31, 1998 to approximately $525,000 for the six months ended January 31, 1999, while gross rent expense for the same periods decreased from approximately $266,000 to $0. The increase in lease income was due to the addition of new retail locations resulting in an increase in the number of cylinder displays under lease. The decrease in rent expense was a result of the purchase of cylinder displays in May 1998 that were previously leased under an operating lease facility. Lease income, net does not include any cylinder lease income of USA Leasing as it is recognized under lease income - cylinders.

     Depreciation and amortization. Depreciation and amortization increased from approximately $516,000 for the six months ended January 31, 1998 to approximately $1.1 million for the six months ended January 31, 1999. Depreciation expense increased by $414,000 from approximately $471,000 for the six months ended January 31, 1998 to approximately $885,000 for the six months ended January 31, 1999. This increase was due to our purchase of cylinder displays which we previously leased under an operating lease facility and our ongoing purchase of additional cylinder displays to support growth in our installed base of retail locations. Our acquisition of computer technology under capital leases also impacted depreciation expense to a lesser extent. Amortization expense increased by $155,000 from approximately $45,000 in the six months ended January 31, 1998 to approximately $200,000 in the six months ended January 31, 1999 principally due to the increased amortization of intangibles associated with a number of acquisitions. Depreciation and amortization does not include any depreciation of cylinders owned by USA Leasing as it is recognized under cost of sales - leased cylinders.

     Nonrecurring charges. We had no nonrecurring charges for the six months ended January 31, 1999 and do not expect to incur any additional nonrecurring charges related to our transition to an independent distributor business model from a vertically integrated business model. In the six months ended January 31, 1998, nonrecurring charges were approximately $408,000, consisting primarily of the write-down of facilities and equipment purchased to support the vertically integrated business model.

     Interest expense. Interest expense decreased from approximately $929,000 for the six months ended January 31, 1998 to approximately $67,000 for the six months ended January 31, 1999. The decrease in interest expense resulted from the repayment of substantially all of our outstanding indebtedness in May 1998 with proceeds from our initial public offering. The interest expense for the six months ended January 31, 1999 is a result of capital lease obligations incurred primarily to acquire computer technology.

     Loss on investee. Loss on investee was $311,000 for the six months ended January 31, 1999, which reflects the application of the equity method of accounting to our convertible loan to Bison Valve, L.L.C. ("Bison Valve"). A loss was recorded because Bison Valve used the proceeds of our loan to fund losses incurred primarily in researching, developing, marketing and producing an overfill prevention device and other propane related products. As of October 31, 1998, we had recognized charges for the entire principal balance of our convertible loan. In December 1998, we signed a letter of intent to acquire all intellectual property and other assets of Bison Valve related to its overfill prevention device for the cancellation of a $635,000 note from Bison Valve to us, $1.1 million of our common stock and warrants to purchase 100,000 shares of our common stock. We will account for substantially all of the purchase price as a patent to be amortized over its remaining life.

     Other income, net. Other income, net increased from approximately $102,000 for the six months ended January 31, 1998 to approximately $150,000 for the six months ended January 31, 1999. The increase was primarily due to increased interest income from excess cash balances and various notes receivable.

Liquidity and Capital Resources

     Our primary sources of funds have been the issuance of stock, most recently through our initial public offering in May 1998, and the incurrence of debt. We had positive working capital of approximately $4.7 million as of January 31, 1999, which is primarily the result of cash provided by our initial public offering and to a lesser extent cash provided by operations.

     Net cash provided by operations was approximately $791,000 for the six months ended January 31, 1999, while cash used in operations was approximately $2.1 million for the six months ended January 31, 1998. Cash provided by operations for both periods resulted primarily from the decrease in accounts receivable associated with the seasonal reduction in our sales volume in our fall and winter quarters. Additionally, in both periods, the net loss was positively adjusted for non-cash expenses, primarily depreciation and amortization. Cash used in operations during the six months ended January 31, 1999 included approximately $1.6 million of advances on certain products and services while during the six months ended January 31, 1998 cash used in operations resulted primarily from a net loss. In addition, cash used in operations for both periods resulted from the decreases in accounts payable and accrued expenses due to the seasonal nature of our business.

     Net cash used in investing activities was approximately $15.5 million for the six months ended January 31, 1999 and approximately $776,000 for the six months ended January 31, 1998. The primary components of cash used in investing activities in both periods included acquisitions and investments in property and equipment and in the six months ended January 31, 1999 also included approximately $7.6 million for the purchase of cylinders by USA Leasing. The primary component of cash provided from investing activities was collections on notes receivable.

     Net cash provided by financing activities was approximately $10.5 million for the six months ended January 31, 1999 and approximately $3.7 million for the six months ended January 31, 1998. In both periods, cash provided by financing activities resulted from bank borrowings including $11.8 million in proceeds from USA Leasing's loan from NationsBank, N.A. ("NationsBank") in the six months ended January 31, 1999. In both periods, the cash used in financing activities included payments on various notes payable and capital lease obligations. Also, during the six months ended January 31, 1999, cash used in financing activities included approximately $305,000 in offering and registration costs in connection with a secondary offering of common stock and a shelf registration of common stock and $149,000 in debt issuance costs associated with the USA Leasing Credit Facility.

     We used the net proceeds from our initial public offering of approximately $36.4 million to repay approximately $29.1 million of principal and interest on indebtedness and to fund acquisitions of approximately $6.2 million of assets from 17 local and regional cylinder exchange providers and approximately
$1.1 million to purchase property and equipment. We used $3.1 million of these proceeds in the three months ended January 31, 1999.

     In October 1998, USA Leasing was formed to provide a cylinder financing facility for our distributors. In December 1998, USA Leasing entered into a two year $13.0 million credit facility (the "USA Leasing Credit Facility") with NationsBank, N.A. ("NationsBank") which replaced an interim credit facility for $6.5 million established in October 1998. Under the terms of the USA Leasing Credit Facility, we guarantee 80% and each of the four owners of USA Leasing guarantees 5% of the outstanding balance of the facility. Currently, we are not aware of any defaults under USA Leasing's credit facility with NationsBank or under any cylinder lease between USA Leasing and our distributors. However, we could be required to fund up to 80% of USA Leasing's obligations to NationsBank in the event of a default under its credit facility. As of March 16, 1999 USA Leasing had an outstanding balance of $13 million on this credit facility.

     USA Leasing has used the proceeds of the USA Leasing Credit Facility to purchase cylinders from Blue Rhino. USA Leasing is owned 24% each by Mr. Billy
D. Prim one of our officers, directors and stockholders, and Mr. Andrew J. Filipowski, one of our directors and stockholders, and 26% each by Mr. Craig Duchossois, one of our directors and stockholders, and Mr. Peer Pedersen, one of our stockholders and a partner of Pedersen & Houpt, P.C., our legal counsel. NationsBank has a first priority lien and we have a subordinate lien on all of the assets of USA Leasing. The sale of cylinders to USA Leasing was approved unanimously by our directors who had no financial interest in the transaction. USA Leasing has entered into operating lease agreements with our independent distributors to lease the cylinders at 1% of the initial cylinder value monthly.

     In December 1998, we entered into a $12.0 million credit facility with NationsBank, which includes a $7.0 million revolving line of credit and a $5.0 million acquisition facility (the "New Bank Credit Facility"). Our ability to borrow under the New Bank Credit Facility is reduced by an amount equal to our contingent liability pursuant to our guarantee of USA Leasing's credit facility with NationsBank. If we achieve certain performance measures, our availability under the New Bank Credit Facility will increase. The New Bank Credit Facility replaces a prior facility we had with NationsBank and is collateralized by a lien on substantially all of our assets. The New Bank Credit Facility requires us to meet certain covenants, including minimum net worth and cash flow requirements. The loans under the New Bank Credit Facility bear interest at a maximum of LIBOR plus 2.25%. As of March 16, 1999 we had approximately $1 million outstanding under the New Bank Credit Facility.

     We currently lease our offices under a lease from an entity affiliated with two of our directors. Pursuant to the terms of the lease, we pay annual rent of $212,700, plus our allocable share of all taxes, utilities and maintenance.

     We anticipate that our total capital expenditures (excluding acquisitions) for fiscal 1999 will be approximately $5.5 million, and will relate primarily to cylinder displays and computer technology. Our capital expenditures and working capital requirements in the foreseeable future will change depending on the rate of our expansion, our operating results and any other adjustments in our operating plan as needed in response to competition, acquisition opportunities or unexpected events. We believe that the borrowing capacity under our lines of credit, together with cash provided by operations, will be sufficient to meet our working capital requirements in the near term. However, there can be no assurance that we will not seek or require additional capital in the future as a result of expansion or otherwise.

Inflation

     We do not believe that inflation has had a material adverse effect on our net sales or results of operations. However, there can be no assurance that our business will not be affected by inflation in the future.

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

     Our State of Readiness for Year 2000. We began evaluating our MIS for Year 2000 compliance in January 1997. Since that time we have developed a Year 2000 compliance policy encompassing employee education, testing, progress reporting, external impact plans and contingency plans. Our Chief Information Officer directs our Year 2000 compliance policy and oversees the remediation and testing of MIS. As of January 31, 1999, we believe that we are approximately 80% Year 2000 compliant. Based on our current assessment, we believe that we will be 100% Year 2000 compliant by March 31, 1999. However, if our modifications, testing and solicitations of third party compliance are not made on a timely basis or do not resolve our Year 2000 issues, these issues could have a negative effect on our business.

     We have assessed the Year 2000 readiness of each of our core MIS and remediated these systems as necessary. Our core MIS include Online Sales Account Information System ("OASIS"), Platinum for Windows, Electronic Data Interchange ("EDI") and Blue Rhino Electronic Accounting System ("BREAS"). OASIS was Year 2000 compliant when it was implemented in February 1998, Platinum for Windows was updated in March 1998 to be Year 2000 compliant, EDI was upgraded in December 1998 to be Year 2000 compliant and BREAS was upgraded in October 1998 to be Year 2000 compliant. We have engaged Integrated Solutions International, L.L.C. to, among other things, assist us in implementing our distributors' use of Year 2000 compliant handheld computer units of BREAS. We expect to have all of our distributors using Year 2000 compliant handheld units by March 31, 1999. We are developing integrated test procedures in which all of our MIS are simultaneously tested for Year 2000 compliance. We expect these integrated tests to continue throughout 1999.

     Historical and Estimated Costs. We have not established a separate Year 2000 compliance budget and do not expect to do so. To date, we have incurred approximately $12,000 in Year 2000 compliance costs. We currently anticipate that the implementation of our Year 2000 compliance policy will cost approximately $35,000, all of which will be expensed. Although we can give no assurances, we do not expect future costs related to Year 2000 compliance to negatively affect our business in any material way. Costs are based on current estimates and actual results may vary significantly from such estimates.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We are exposed to market risk related to changes in interest rates on our borrowings under our New Bank Credit Facility. Our New Bank Credit Facility bears interest based on LIBOR. However, because we have only $ 1 million outstanding on our Bank Credit Facility, we do not believe these risks will be material.

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

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings

     We are not presently involved in any material litigation nor, to our knowledge, is any material litigation threatened against us or any of our subsidiaries, other than routine litigation arising in the ordinary course of business and which is expected to be covered by insurance.

Item 2. Changes in Securities and Use of Proceeds

     We have used the $36.4 million of the net proceeds from our initial public offering primarily to pay indebtedness of approximately $29.1 million, fund acquisitions of $6.2 million and purchase property and equipment of $1.1 million. We used $3.1 million of these proceeds in the three months ended January 31, 1999.

Item 3. Defaults Upon Senior Securities:
        None

Item 4. Submission of Matters to a Vote of Security Holders:

     On December 22, 1998, the Company held the annual meeting of its stockholders in Winston-Salem, North Carolina. The following three matters were submitted to a vote of the stockholders:

1. The election of Billy D. Prim, Andrew J. Filipowski and Craig J. Duchossois to serve three year terms as directors of the Company;

2. The amendment of the 1998 Stock Incentive Plan to increase the number of shares eligible to be issued pursuant to options granted thereunder from 300,000 to 1,200,000; and

3. The ratification of the appointment of PricewaterhouseCoopers, LLP as the Company's independent auditors.

The results of the stockholder voting were as follows:



                                                                     Broker
                                        For      Against   Abstain   Non-vote    Total Votes
                                     ---------   -------   -------   --------    -----------

1. Election of Directors

     Craig J. Duchossois             5,807,315         0         0       2,750     5,810,065
     Andrew J. Filipowski            5,807,215         0         0       2,850     5,810,065
     Billy D. Prim                   5,807,315         0         0       2,750     5,810,065

2. Amendment of 1998 Stock           3,174,831   520,020     7,550   2,107,664     5,810,065
 Incentive Plan

3.  Ratification of Accountants      5,801,665     1,415     6,985           0     5,810,065


Item 5. Other Information:   None

Item 6. Exhibits and Reports on Form 8-K:

        A. Exhibits;
                 Exhibit 27.1 Financial data

        B. Reports of Form 8-K;

                 Form 8-K filed on February 26, 1999 to report the change of accountants.
                 Form 8-K/A filed on March 4, 1999 to report accountants' response.

                                  Signatures



Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                 Blue Rhino Corporation


Date:  March 17, 1999            By:     /s/Billy D. Prim
                                    -------------------------------
                                         Billy D. Prim
                                         Chairman, President and Chief Executive
                                         Officer


Date:  March 17, 1999            By:     /s/Mark Castaneda
                                    -------------------------------
                                         Mark Castaneda
                                         Chief Financial Officer