Form 10-K405/A
period 1998-07-31
BLUE RHINO CORP
filed 1999-03-18
CIK 1034379

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                           _________________________

                                 FORM 10-K/A-2

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

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      Name of each exchange
     Title of each class              on which registered
     -------------------              -------------------
            None                              None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                  Common Stock
                                  ------------
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X ].  No [   ]

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

     The Nonrecurring charge figure for the Fiscal Year ended July 31, 1998 as reported in Item 6-Selected Consolidated Financial Data was not updated in the Registrant's Form 10-K/A-1 filed on February 10, 1999 from the 563 previously reported to conform with the 476 as set forth in the revised audited financials contained in the Form 10-K/A-1. This Form 10-K/A-2 is being filed to update the Nonrecurring charge item for the Fiscal Year ended July 31, 1998. No other amendments are being reported in connection with this report.

Item 6--Selected Consolidated Financial Data

  The following selected consolidated income statement and balance sheet data of the Company as of and for the fiscal years ended July 31, 1994, July 31, 1995, July 28, 1996, July 31, 1997 and July 31, 1998 have been derived from the Company's audited consolidated financial statements. The financial data set forth below should be read in conjunction with ''Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations'' and ''Item 8-- Financial Statements and Supplemental Data--Consolidated Financial Statements of the Company and Related Notes Thereto'' included elsewhere herein.



                                                   Predecessor
                                                    Company(1)                              Fiscal Year
                                                 ----------------  --------------------------------------------------------------
                                                     June 30,       July 31,    July 31,     July 28,     July 31,     July 31,
                                                       1994           1994        1995         1996         1997         1998
                                                 ----------------  ----------  -----------  -----------  -----------  -----------
                                                          (in thousands, except per share and selected operating data)
Consolidated Statement of Operations Data:
  Net sales--distributors.......................         $  --        $   --      $    --     $  2,386     $ 13,060      $27,372
  Net sales--direct.............................           393            56        2,728        5,830        1,151           --
                                                         -----        ------      -------     --------     --------      -------
     Total net sales............................           393            56        2,728        8,216       14,211       27,372
                                                         -----        ------      -------     --------     --------      -------
  Cost of sales--distributors...................            --            --           --        1,811        9,873       20,525
  Cost of sales--direct.........................           126            59        3,523        6,089        1,771           --
                                                         -----        ------      -------     --------     --------      -------
     Total cost of sales........................           126            59        3,523        7,900       11,644       20,525
                                                         -----        ------      -------     --------     --------      -------
Gross profit (loss).............................           267            (3)        (795)         316        2,567        6,847
                                                         -----        ------      -------     --------     --------      -------
Operating expenses (income):
  Sales and marketing...........................            --            --          532        1,112        1,950        2,392
  General and administrative....................           228           374        2,787        3,192        3,022        3,461
  Lease income, net.............................            --            --           --          (89)        (143)         (81)
  Depreciation and amortization.................            25             3          284          868          873        1,278
  Nonrecurring charges(2).......................            --            --           --        1,363          970          476
                                                         -----        ------      -------     --------     --------      -------
     Total operating expenses...................           253           377        3,603        6,446        6,672        7,526
                                                         -----        ------      -------     --------     --------      -------
Income (loss) from operations...................            14          (380)      (4,398)      (6,130)      (4,105)        (679)
Other expense (income):
  Interest expense..............................             5            --          287        1,469        1,665        1,707
  Loss on investee..............................            --            --           --           --           --          324
  Other (income) expense, net...................            (2)           --          (25)        (168)        (186)        (234)
                                                         -----        ------      -------     --------     --------      -------
     Net income (loss)..........................         $  11        $ (380)     $(4,660)    $ (7,431)    $ (5,584)     $(2,476)
                                                         =====        ======      =======     ========     ========      =======
     Loss applicable to common
       stockholders(3)..........................            --        $ (380)     $(5,055)    $ (8,067)    $ (6,271)     $(3,072)
                                                         =====        ======      =======     ========     ========      =======
Loss per common share:
  Basic and diluted.............................            --        $(0.25)      $(3.09)      $(4.96)      $(3.74)      $(1.04)
  Pro forma diluted(4)..........................            --            --       $(1.08)      $(1.72)      $(1.27)      $(0.61)
Weighted average common shares used in
 computing loss per common share:
  Basic and diluted.............................            --         1,517        1,638        1,628        1,678        2,945
  Pro forma diluted(4)..........................            --            --        4,303        4,313        4,406        5,077
Selected Operating Data:
  Retail locations (at period end)..............            --           331        1,608        2,981        4,400        9,500
  Cylinder transactions (000's).................            --             5          306          769        1,239        2,201

                                                                   July 31,     July 31,     July 28,     July 31,     July 31,
                                                                   ---------   ----------   ----------   ----------   ----------
                                                                        1994         1995         1996         1997         1998
                                                                      ------      -------     --------     --------      -------
                                                                                          (in thousands)
Consolidated Balance Sheet Data:
  Cash and cash equivalents.....................                      $  150      $   209     $  1,126     $    325      $ 5,908
  Working capital...............................                         109       (3,264)       1,580          737       11,819
  Total assets..................................                         631       10,424       11,897        9,974       30,470
  Long-term obligations, less current
    maturities..................................                         518        1,361       14,174       16,110          260
  Total stockholders' (deficit) equity..........                        (179)      (5,149)     (13,217)     (18,488)      24,816

----------------

(1) Effective June 30, 1994, the assets of American Cylinder Exchange (the ''Predecessor Company'') were contributed to the Company in exchange for approximately 98,000 shares of Common Stock which were distributed to the Predecessor Company's shareholders.

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

  The Company's cost of sales are comprised of a fixed charge per cylinder transacted which is paid to distributors based upon the type of transaction and determined on a contractual basis. Cylinder sales have the

                                   SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              BLUE RHINO CORPORATION
                              (Registrant)


                              By: /s/ Mark Castaneda
                                  ----------------------------
                                  Chief Financial Officer

DATED: March 18, 1999