Form 10-Q
period 1999-04-30
BLUE RHINO CORP
filed 1999-06-14
CIK 1034379

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                           _________________________

                                   FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended April 30, 1999

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

     Yes [X]      No [_]

                     APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 31, 1999: 7,651,413 common shares.

                            BLUE RHINO CORPORATION

                                     INDEX
                                     -----




PART 1:   FINANCIAL INFORMATION

Item 1:   Financial Statements (unaudited):

               Condensed consolidated balance sheets as of April 30, 1999 and July 31, 1998.

               Condensed consolidated statements of operations for the three and nine month periods ended April 30, 1999 and 1998.

               Condensed consolidated statements of cash flows for the nine month periods ended April 30, 1999 and 1998.

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

Item 6:   Exhibits and Reports on Form 8-K.


SIGNATURES

PART I. FINANCIAL INFORMATION
-----------------------------

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                            Blue Rhino Corporation
                     Condensed Consolidated Balance Sheets
                    As of April 30, 1999 and July 31, 1998

                                (in thousands)


                                                                       April 30,       July 31,
                                                                         1999            1998
                                                                      -----------     -----------
                               ASSETS                                 (unaudited)      (Note 1)
                               ------
Current Assets:
  Cash and cash equivalents                                            $    563        $  5,908
  Trade accounts receivable, net                                          8,224           7,901
  Inventories                                                               162           2,377
  Notes receivable                                                           80             540
  Prepaid expenses and other current assets                               2,236             487
                                                                      -----------     -----------
         Total current assets                                            11,265          17,213

  Cylinders held under operating leases, net                             14,158               -
  Property, plant and equipment, net                                     14,428           8,505
  Notes receivable                                                          134             789
  Intangibles, net                                                        9,144           3,532
  Other assets                                                              405             431
                                                                      -----------     -----------

         Total assets                                                  $ 49,534        $ 30,470
                                                                      ===========     ===========

              LIABILITIES AND STOCKHOLDERS' EQUITY
              ------------------------------------
Current Liabilities:
  Trade accounts payable                                               $  6,616        $  4,421
  Acquisition notes payable                                                 723             212
  Current portion of long-term debt and capital lease obligations           637             286
  Accrued liabilities                                                       780             475
                                                                      -----------     -----------
         Total current liabilities                                        8,756           5,394

  Notes payable to bank                                                  15,480               -
  Long-term debt, less current maturities                                     -             104
  Capital lease obligations, less current maturities                        529             156
                                                                      -----------     -----------
         Total liabilities                                               24,765           5,654


Stockholders Equity:
  Common stock                                                                8               8
  Additional paid in capital                                             46,421          46,320
  Accumulated deficit                                                   (21,660)        (21,512)
                                                                      -----------     -----------
         Total stockholders' equity                                      24,769          24,816
                                                                      -----------     -----------
         Total liabilities and stockholders' equity                    $ 49,534        $ 30,470
                                                                      ===========     ===========


  The accompanying notes are an integral part of these financial statements.

                            Blue Rhino Corporation
                Condensed Consolidated Statements of Operations
          For the Three and Nine Months Ended April 30, 1999 and 1998
                     (in thousands, except per share data)

                                                    Three Months Ended     Nine Months Ended
                                                        April 30,              April 30,
                                                    ------------------     ------------------
                                                     1999       1998        1999      1998
                                                    -------    -------     ------    -------
                                                        (unaudited)           (unaudited)
 Revenues:
   Net sales                                        $11,285    $ 5,694     $29,184   $14,008
   Lease income - cylinders                             374          -         612         -
   Other revenues                                       231        150         756       393
                                                    -------    -------     -------   -------
           Total revenues                            11,890      5,844      30,552    14,401

 Operating costs and expenses:
    Cost of sales                                     8,177      4,322      21,705    10,693
    Cost of leased cylinders                            374          -         612         -
    Selling, general and administrative               2,484      1,637       6,070     4,638
    Depreciation and amortization                       618        331       1,702       846
    Nonrecurring charges                                  -         99           -       506
                                                    -------    -------     -------   -------
           Total operating costs and expenses, net   11,653      6,389      30,089    16,683
                                                    -------    -------     -------   -------
           Income (loss) from operations                237       (545)        463    (2,282)

 Other expenses (income):
    Interest expense                                     24        566          91     1,496
    Loss on investee                                      -          -         311         -
    Follow-on offering                                  551          -         551         -
    Other, net                                           19        (44)       (131)     (147)
                                                    -------    -------     -------   -------
           Loss before taxes                           (357)    (1,067)       (359)   (3,631)

 Income taxes                                             -          -           -         -
                                                    -------    -------     -------   -------
           Net loss                                   $(357)   $(1,067)    $  (359)  $(3,631)
                                                    =======    =======     =======   =======
 Loss available to common stockholders                $(357)   $(1,280)    $  (359)  $(4,211)
                                                    =======    =======     =======   =======
 Loss per common share:
           Basic and diluted                         $(0.05)   $ (0.72)    $ (0.05)  $ (2.36)
                                                    =======    =======     =======   =======
 Weighted average common shares used in computing
   basic and diluted loss per common share            7,650      1,779       7,641     1,779
                                                    =======    =======     =======   =======

  The accompanying notes are an integral part of these financial statements.

                             Blue Rhino Corporation
                Condensed Consolidated Statements of Cash Flows
               For the Nine Months Ended April 30, 1999 and 1998
                                (in thousands)


                                                                               Nine Months Ended
                                                                                   April 30,
                                                                           ------------------------
                                                                             1999            1998
                                                                           --------        --------
                                                                                  (unaudited)
Cash flows from operating activities:
        Net Loss                                                           $   (359)       $ (3,631)
        Adjustments to reconcile net loss to net cash
          provided by (used in) operating activities:
            Depreciation and amortization                                     1,926             846
            Loss on disposal of assets                                           34             285
            Loss on investee                                                    311               -
            Expense related to distributor stock option plan                    211               -
            Follow-on offering costs                                            551               -
            Accreted interest on senior discount notes                            -           1,241
            Changes in operation assets and liabilities, net
              of business acquisitions:
                 Accounts receivable                                           (324)         (1,008)
                 Inventories                                                   (162)           (813)
                 Other current assets                                        (1,848)           (501)
                 Accounts payable                                               600           1,239
                 Other accrued liabilities                                      304            (482)
                                                                           --------        --------

                   Net cash provided by (used in) operating activities        1,244          (2,824)
                                                                           --------        --------

Cash flows from investing activities:
        Business acquisitions                                                (5,927)         (3,050)
        Purchase of property, plant and equipment                            (5,585)         (1,027)
        Proceeds from disposals of property and equipment                         -              39
        Issuance of note receivable                                               -            (635)
        Purchase of cylinders held under operating leases                    (8,570)              -
        Collection on notes receivable                                          258             374
                                                                           --------        --------

                   Net cash used in investing activities                    (19,824)         (4,299)
                                                                           --------        --------
Cash flows from financing activities:
        Proceeds from notes payable to bank                                  19,913           9,974
        Payments on notes payable to bank                                    (4,433)         (5,801)
        Payment of debt issuance costs                                         (211)              -
        Proceeds from stockholder loans                                           -           3,250
        Proceeds from issuance of common stock                                  101               -
        Payment of common stock offering and registration costs                (584)              -
        Payments on acquisition notes payable                                (1,133)              -
        Payments of long-term debt and capital lease obligations               (418)           (185)
                                                                           --------        --------

                   Net cash provided by financing activities                 13,235           7,238
                                                                           --------        --------

Net (decrease) increase in cash and cash equivalents                         (5,345)            115
Cash and cash equivalents at beginning of period                              5,908             325
                                                                           --------        --------

Cash and cash equivalents at end of period                                 $    563        $    440
                                                                           ========        ========


  The accompanying notes are an integral part of these financial statements.

                            Blue Rhino Corporation
              Notes to Condensed Consolidated Financial Statements

                                 April 30, 1999


Note 1 - Basis of Presentation

     The condensed consolidated financial statements of Blue Rhino Corporation (the "Company") include the accounts of its wholly owned subsidiaries, Rhino Services, L.L.C., formed in March 1997 and CPD Associates, Inc., formed in March 1998 and its affiliate, USA Leasing, L.L.C. ("USA Leasing") formed in October 1998. All intercompany transactions and balances have been eliminated in consolidation. USA Leasing is owned by four individuals affiliated with the Company as officers, directors and/or stockholders. Under the terms of USA Leasing's credit facility each of the four owners of USA Leasing guarantee 5% of the total amount outstanding under the credit facility and the Company guarantees the remaining 80% of the total amount outstanding.

     The accompanying unaudited interim condensed consolidated financial statements of the Company have been prepared by the Company in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of items of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the nine months ended April 30, 1999 are not necessarily indicative of the results that may be expected for the year ended July 31, 1999.

     The balance sheet at July 31, 1998 has been derived from the audited financial statements of the Company as of July 31, 1998 but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     These financial statements should be read in conjunction with the audited consolidated financial statements of Blue Rhino Corporation as of and for the year ended July 31, 1998.

Note 2 - Inventories

     Inventories were approximately $162,000 and $2.4 million as of April 30, 1999 and July 31, 1998, respectively. Inventory is valued at the lower of cost or market.

Note 3 - Cylinders Held Under Operating Leases

     At April 30, 1999, cylinders held under operating leases consisted of approximately $1.4 million held by the Company and approximately $12.8 million held by USA Leasing, net of depreciation of approximately $186,000. During the nine months ended April 30, 1999, the Company sold cylinder inventories to USA Leasing for a purchase price equal to their book value of approximately $13.0 million. USA Leasing has entered into operating lease agreements with the Company's independent distributors to lease the cylinders at 1% of the cylinder value monthly. Cylinders are depreciated over their estimated useful lives using the straight-line method.

Note 4 - Intangibles, net

     During the nine months ended April 30, 1999, the Company completed twelve acquisitions of assets including cylinders, cylinder displays and other equipment and the rights to sellers' retail propane cylinder exchange accounts and locations for an aggregate purchase price of approximately $7.6 million. The Company paid the aggregate purchase price with approximately $5.6 million in cash from the proceeds of its initial public offering, approximately $300,000 from borrowings under the New Bank Credit Facility

(see Note 5) and approximately $1.7 million in seller financing. These acquisitions have been accounted for under the purchase method and, accordingly, the operating results from these acquisitions have been included in the Company's consolidated financial statements since the dates of the acquisitions. The Company periodically assesses the net realizable value of its long-lived assets and evaluates such assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.

     Intangibles consist of the following at:

                                        April 30,        July 31,
                                        ---------        --------
                                          1999             1998
                                        ---------        --------
                                             (in thousands)
                                       (unaudited)
      Goodwill                           $9,197           $3,518
      Noncompete agreements                 286              102
      Accumulated amortization             (339)             (88)
                                         ------           ------
                                         $9,144           $3,532
                                         ======           ======

     Amortization expense for the three and nine months ended April 30, 1999 was approximately $100,000 and $25,000 versus approximately $18,000 and $27,000 for the three and nine months ended April 30, 1998.

Note 5 - Notes Payable to Bank

     In December 1998, USA Leasing entered into a two year, $13.0 million credit facility (the "USA Leasing Credit Facility") with NationsBank, N.A. ("NationsBank") to fund the purchase of cylinders. Under the terms of this credit facility, each of the four owners of USA Leasing guarantee 5% of the total amount outstanding under the credit facility with the Company guaranteeing the remaining 80% of the total amount outstanding. As of April 30, 1999, USA Leasing had borrowings under this credit facility of approximately $13.0 million, which bear interest at LIBOR, plus 2.25%. The credit facility is collateralized by a blanket lien on all of the assets of USA Leasing (cylinders held under operating leases with a carrying value of approximately $12.8 million as of April 30, 1999). In addition, the Company has received a subordinate security interest in all of USA Leasing's assets as consideration for the Company's guarantee.

     In December 1998, the Company entered into a two year, $12.0 million credit facility with NationsBank, which includes a $7.0 million revolving line of credit and a $5.0 million acquisition facility (the "New Bank Credit Facility"). The Company's ability to borrow under the New Bank Credit Facility is reduced by an amount equal to its contingent liability pursuant to its guarantee of the USA Leasing Credit Facility. As the Company achieves certain performance measures, its availability under the New Bank Credit Facility will increase. The New Bank Credit Facility replaced a prior facility the Company had with NationsBank and is collateralized by a lien on substantially all of the Company's assets. The New Bank Credit Facility requires the Company to meet certain covenants, including minimum net worth and cash flow. As of April 30, 1999, the Company was not in compliance with the minimum debt coverage and cash flow coverage covenants, however this noncompliance has subsequently been waived by the bank (see Note 9). As of April 30, 1999, the Company had borrowings under the New Bank Credit Facility of approximately $2.5 million which bear interest at a maximum rate of LIBOR plus 2.25%.

Note 6 - Income Taxes

     No provision for income taxes was recorded for either the three or nine months ended April 30, 1999 due to the reversal of deferred tax assets for which the benefit was fully reserved.

Note 7 - Loss Per Share

     The following table sets forth a reconciliation of the numerators and denominators in computing loss per common share in accordance with Statement of Financial Accounting Standards No. 128 (in thousands, except per share amounts).


                                               Three Months Ended  Nine Months Ended
                                                    April 30,           April 30,
                                               -------------------------------------
                                                 1999       1998     1999      1998
                                                 ----       ----     ----      ----
                                                  (unaudited)         (unaudited)
Basic and diluted loss per share
  Net loss                                     $(  357)   $(1,067) $(  359)  $(3,631)
  Less: Redeemable preferred stock dividend          -        213        -       580
                                               -------    -------  -------   -------
  Loss available to common stockholders        $(  357)   $(1,280) $(  359)  $(4,211)
                                               -------    -------  -------   -------
  Weighted average common shares used in
    computing basic and diluted loss per
    common share                                 7,650      1,779    7,641     1,779
                                               -------    -------  -------   -------
Basic and diluted loss per common share        $( 0.05)   $( 0.72) $( 0.05)  $( 2.36)
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

     During the three months ended April 30, 1999, the Company incurred a one-time charge of $551,000 related to offering costs incurred in connection with an offering of common stock which was terminated in February 1999 due to unfavorable market conditions.

Note 9 - Subsequent Events

     On June 14, 1999, the Company's New Bank Credit Facility was amended to provide approximately $7.4 million of credit availability under the existing $7.0 million revolving line of credit and the $5.0 million acquisition facility. The amended agreement provides up to $3.4 million of working capital financing, $2.9 million to support documentary letters of credit and $1.1 million to finance acquisitions. This amendment waives the provision under the New Bank Credit Facility which reduced the Company's ability to borrow by an amount equal to the Company's contingent liability pursuant to its guarantee of USA Leasing's Credit Facility. The amendment also waives the Company's non-compliance with its debt coverage and cash flow coverage covenants as of April 30, 1999 and amends certain other debt coverage and covenants.

     On June 11, 1999, Hechinger Company, a customer representing approximately 1% of the Company's net sales for the nine months ended April 30, 1999, filed for protection under Chapter 11 of the Bankruptcy Code. The Company does not believe this will materially affect the Company's overall results of operations or financial position.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and related notes of Blue Rhino Corporation and its wholly owned subsidiaries, Rhino Services, L.L.C. and CPD Associates, Inc. and with our audited consolidated financial statements as of and for the fiscal year ended July 31, 1998, on file with the Securities and Exchange Commission. Beginning in the quarter ended October 31, 1998, we have included the financial information of USA Leasing, L.L.C. ("USA Leasing"), an affiliated company which offers cylinder lease financing to our distributors, in our financial statements on a consolidated basis. The results of operations for the three and nine months ended April 30, 1999 are not necessarily indicative of results that may be expected for the year ended July 31, 1999, in part due to the seasonality of the Company's business. The terms "we," "our," "us" and "the Company" refer to Blue Rhino Corporation, its wholly owned subsidiaries and USA Leasing.

Results of Operations

Comparison of the Three Months Ended April 30, 1999 as Compared to the Three Months Ended April 30, 1998

     Total revenues. Total revenues increased 103.5% to approximately $11.9 million for the three months ended April 30, 1999 from approximately $5.8 million for the three months ended April 30, 1998. The total revenues of $11.9 million for the three months ended April 30, 1999 consisted of $11.2 million from cylinder transactions, $80,000 from product sales (combined cylinder transactions and product sales are reflected on the statement of operations as net sales), $231,000 of other revenues and $374,000 from lease income - cylinders. Other revenues consist primarily of cylinder display lease income which was reclassified from a negative operating expense for all periods presented. The lease income - cylinders relates to cylinder lease income of USA Leasing, which began leasing cylinders to our independent distributors in October 1998. The increase in total revenues was due primarily to the increase in the number of retail locations placed in service and increased sales volume at existing locations. The installed base of retail locations increased 100% to approximately 16,000 locations at April 30, 1999 from approximately 8,000 locations at April 30, 1998. The number of cylinders transacted increased 71.7% to approximately 843,000 units in the three months ended April 30, 1999 from approximately 491,000 units during the three months ended April 30, 1998.

     Gross margin. Gross margin, excluding the impact from other revenues and leased cylinders, increased to 27.5% in the three months ended April 30, 1999 from 24.1% in the three months ended April 30, 1998. This improvement was primarily due to a change in pricing strategy, a favorable cylinder transaction mix and, to a lesser extent, the addition of higher margin accounts to the customer base. The condensed consolidated statement of operations contains no gross margin from leased cylinders as the lease cylinder revenue was offset in full by the cost of leased cylinders, which includes related interest, depreciation, other expenses and the minority interest due from USA Leasing.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased 51.7% to approximately $2.5 million in the three months ended April 30, 1999 from approximately $1.6 million in the three months ended April 30, 1998 but decreased as a percentage of net sales to 22.0% in the three months ended April 30, 1999 from 28.7% in the three months ended April 30, 1998. The increase in selling, general and administrative expenses was due primarily to additional compensation costs stemming primarily from the growth of our internal sales force, costs related to launching the patio heater products and additional costs associated with operating a public company, including investor relations and other professional fees. The decrease in selling, general and administrative expenses as a percentage of net sales was due primarily to the fact that a significant portion of our selling, general and administrative expenses are fixed and, as a result, selling, general and administrative expenses increased at a slower rate than net sales.

     Depreciation and amortization. Depreciation and amortization expense increased to approximately $618,000 in the three months ended April 30, 1999 from approximately $331,000 in the three months ended April 30, 1998. Depreciation expense increased by $234,000 to approximately $509,000 in the three months ended April 30, 1999 from approximately $275,000 in the three months ended April 30, 1998 primarily due to the increase in the number of cylinder displays in service. This increase was due to our purchase of cylinder displays which we previously leased under an operating lease and our ongoing purchase of additional cylinder displays to support growth in our installed base of retail locations. Our purchase of computer technology also impacted depreciation expense to a lesser extent. Amortization expense increased by $53,000 to approximately $109,000 in the fiscal 1999 period from approximately $56,000 in the fiscal 1998 period principally due to the increased amortization of intangibles associated with the purchase of retail propane cylinder exchange locations. Depreciation and amortization does not include any depreciation of cylinders owned by USA Leasing which is recognized under cost of leased cylinders.

     Nonrecurring charges. We had no nonrecurring charges for the three months ended April 30, 1999 and do not expect to incur any additional nonrecurring charges related to our transition to an independent distributor business model from a vertically integrated business model. In the three months ended April 30, 1998, nonrecurring charges were approximately $99,000, consisting primarily of the write-down of facilities and equipment purchased to support our former vertically integrated business model.

     Interest expense. Interest expense decreased to approximately $24,000 in the three months ended April 30, 1999 from approximately $566,000 in the three months ended April 30, 1998. The decrease in interest expense resulted from the repayment of substantially all of our outstanding indebtedness in May 1998 with proceeds from our initial public offering. The interest expense in the three months ended April 30, 1999 is a result of interest payable under our credit facility with NationsBank and capital lease obligations incurred primarily to acquire computer technology. Interest expense does not include any interest expense associated with USA Leasing's note payable to the bank which is recognized under cost of leased cylinders.

     Follow-on offering. During the three months ended April 30, 1999, we incurred a one-time charge of $551,000 related to offering costs incurred in connection with an offering of common stock which we terminated in February 1999 due to unfavorable market conditions.

     Other, net. Other, net decreased to approximately $20,000 of net expense in the three months ended April 30, 1999 from $44,000 of net income in the three months ended April 30, 1998.

The decrease was primarily due to the loss on disposal of property and equipment of approximately $34,000 recorded in the three months ended April 30, 1999 which was partially offset by interest income from excess cash balances and various notes receivable.

Comparison of the Nine Months Ended April 30, 1999 as Compared to the Nine Months Ended April 30, 1998

     Total revenues. Total revenues increased 112.2% to approximately $30.6 million for the nine months ended April 30, 1999 from approximately $14.4 million for the nine months ended April 30, 1999. The total revenues of $30.6 million for the nine months ended April 30, 1999 consisted of $28.7 million from cylinder transactions, $516,000 from product sales (combined cylinder transactions and product sales are reflected on the statement of operations as net sales), $756,000 of other revenues and $612,000 from lease income - cylinders. Other revenues consist primarily of cylinder display lease income which was reclassified from a negative operating expense for all periods presented. Lease income - cylinders relates to cylinder lease income of USA Leasing, which began leasing cylinders to our independent distributors in October 1998. The increase in total revenues was due primarily to the increase in the number of retail locations placed in service and increased sales volume at existing locations. The number of cylinders transacted increased 75.9% to approximately 2.1 million units during the nine months ended April 30, 1999 from approximately 1.2 million units during the nine months ended April 30, 1998.

     Gross margin. Gross margin, excluding the impact from other revenues and leased cylinders, increased to approximately 25.6% for the nine months ended April 30, 1999 from approximately 23.7% for the nine months ended April 30, 1998. This improvement was due to a change in pricing strategy, a favorable cylinder transaction mix and to a lesser extent, the addition of higher margin accounts to the customer base. The condensed consolidated statement of operations contains no gross margin from leased cylinders as the lease cylinder revenue was offset in full by the cost of leased cylinders, which includes related interest, depreciation, other expenses and the minority interest due from USA Leasing.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased 30.9% to approximately $6.0 million for the nine months ended April 30, 1999 from approximately $4.6 million for the nine months ended April 30, 1998 but decreased as a percentage of net sales to 20.8% for the nine months ended April 30, 1999 from 33.1% for the nine months ended April 30, 1998. The increase in selling, general and administrative expenses was due primarily to additional compensation costs stemming primarily from the growth of our internal sales force, costs related to the introduction of a patio heater product and additional costs associated with operating a public company including investor relations and other professional fees. The decrease in selling, general and administrative expenses as a percentage of net sales was due primarily to the fact that a significant portion of our selling, general and administrative expenses are fixed and, as a result, selling, general and administrative expenses increased at a slower rate than net sales.

     Depreciation and amortization. Depreciation and amortization increased to approximately $1.7 million for the nine months ended April 30, 1999 from approximately $847,000 for the nine months ended April 30, 1998. Depreciation expense increased by $648,000 to approximately $1.4 million for the nine months ended April 30, 1999 from approximately $746,000 for the nine months ended April 30, 1998 primarily due to the increase in the number of cylinder displays. This increase was due to our purchase of cylinder displays which we previously leased under an operating lease and our ongoing purchase of additional cylinder displays to support growth in our installed base of retail locations. Our purchase of computer technology also impacted depreciation expense to a lesser extent. Amortization expense increased by $208,000 to approximately $309,000 in the fiscal 1999 period from approximately $100,000 in the fiscal 1998 period principally due to the increased amortization of intangibles associated with the purchase of retail propane cylinder exchange locations. Depreciation and amortization does not include any depreciation of cylinders owned by USA Leasing which is recognized under cost of leased cylinders.

     Nonrecurring charges. We had no nonrecurring charges for the nine months ended April 30, 1999 and do not expect to incur any additional nonrecurring charges related to our transition to an independent distributor business model from a vertically integrated business model. In the nine months ended April 30, 1998, nonrecurring charges were approximately $506,000, consisting primarily of the write-down of facilities and equipment purchased to support the vertically integrated business model.

     Interest expense. Interest expense decreased to approximately $91,000 for the nine months ended April 30, 1999 from approximately $1.5 million for the nine months ended April 30, 1998. The decrease in interest expense resulted from the repayment of substantially all of our outstanding indebtedness in May 1998 with proceeds from our initial public offering. The interest expense for the nine months ended April 30, 1999 is a result of borrowings under our credit facility with NationsBank and capital lease obligations incurred primarily to acquire computer technology.

     Follow-on offering. For the nine months ended April 30, 1999, we incurred a one-time charge of approximately $551,000 in connection with an offering of common stock which we terminated in February 1999 due to unfavorable market conditions.

     Loss on investee. Loss on investee was $311,000 for the nine months ended April 30, 1999, which reflects the application of the equity method of accounting to our convertible loan to Bison Valve, L.L.C. ("Bison Valve"). A loss was recorded because Bison Valve used the proceeds of our loan to fund losses incurred primarily in researching, developing, marketing and producing an overfill prevention device and other propane related products. As of October 31, 1998, we recognized charges for the entire principal balance of our convertible loan. In December 1998, we signed a letter of intent to acquire all intellectual property and other assets of Bison Valve related to its overfill prevention device for $1.1 million of our common stock and warrants to purchase 100,000 shares of our common stock. We will account for substantially all of the purchase price as a patent to be amortized over its remaining life.

     Other, net. Other, net decreased to approximately $131,000 for the nine months ended April 30, 1999 from approximately $147,000 for the nine months ended April 30, 1998. The decrease was primarily due to the loss on disposal of property and equipment of approximately $34,000 recorded in fiscal 1999 which was offset by increased interest income from excess cash balances and various notes receivable.

Liquidity and Capital Resources

     Our primary sources of funds have been the issuance of stock, most recently through our initial public offering in May 1998, and the incurrence of debt. We had positive working capital of approximately $2.5 million as of April 30, 1999, which is primarily the result of cash provided by our initial public offering and to a lesser extent cash provided by operations.

     Net cash provided by operations was approximately $1.2 million for the nine months ended April 30, 1999, while cash used in operations was approximately $2.8 million for the nine months ended April 30, 1998. Cash provided by operations for both periods resulted primarily from the increase in accounts payable associated with the seasonal increase in our sales volume in our spring quarter ending on April 30. Additionally, the net loss was positively adjusted for non-cash expenses, primarily depreciation and amortization, in the nine months ended April 30, 1999 and accreted interest on senior discount notes in the nine months ended April 30, 1998. Cash used in operations during the nine months ended April 30, 1999 included approximately $1.6 million of advances on certain products and services while during the nine months ended April 30, 1998 cash used in operations resulted primarily from a net loss.

     Net cash used in investing activities was approximately $19.8 million for the nine months ended April 30, 1999 and approximately $4.3 million for the nine months ended April 30, 1998. The primary components of cash used in investing activities in both periods included acquisitions and investments in property, plant and equipment and in the nine months ended April 30, 1999 included approximately $8.6 million for the purchase of cylinders by USA Leasing. The primary components of cash provided from investing activities included collections on notes receivable.

     Net cash provided by financing activities was approximately $13.2 million for the nine months ended April 30, 1999 and approximately $7.2 million for the nine months ended April 30, 1998. Cash provided by financing activities resulted primarily from net bank borrowings of approximately $15.5 million for the nine months ended April 30, 1999 and $4.2 million for the nine months ended April 30, 1998. In addition, during the nine months ended April 30, 1998 cash provided by financing activities included proceeds of $3.3 million from loans from stockholders of the Company. In both periods, the cash used in financing activities included payments on various notes payable and capital lease obligations. Also, during the nine months ended April 30, 1999, cash used in financing activities included approximately $584,000 in common stock offering and registration costs in connection with an offering of common stock which we terminated in February 1999 and a shelf registration.

     In October 1998, USA Leasing was formed to provide a cylinder financing facility for our distributors. In December 1998, USA Leasing entered into a two year $13.0 million credit facility (the "USA Leasing Credit Facility") with NationsBank, N.A. ("NationsBank") which replaced an interim credit facility for $6.5 million extended in October 1998. Under the terms of the USA Leasing Credit Facility, we guarantee 80% of the outstanding balance on the facility and each of the owners of USA Leasing guarantee 5% of outstanding balance of the facility. Currently, we are not aware of any defaults under USA Leasing's credit facility with NationsBank or under any cylinder lease between USA Leasing and our distributors. However, we could be required to fund up to 80% of USA Leasing's obligations to NationsBank in the event of a default under its credit facility.

     USA Leasing has used the proceeds of the USA Leasing Credit Facility to purchase cylinders from Blue Rhino. USA Leasing is owned 24% each by Mr. Billy
D. Prim and Mr. Andrew J. Filipowski and 26% each by Mr. Craig Duchossois, a director and stockholder of the Company, and Mr. Peer Pedersen, a stockholder of the Company and a partner of Pedersen & Houpt, P.C., our legal counsel. NationsBank has a first priority lien and we have a subordinate lien on all of the assets of USA Leasing.

     In addition, during the nine months ended April 30, 1999, we acquired and sold approximately $13.0 million of cylinders to USA Leasing at no gain or loss. USA Leasing has entered into operating lease agreements with our independent distributors to lease the cylinders for monthly rent payments equal to 1% of the initial cylinder value.

     In December 1998, we entered into a $12 million credit facility with NationsBank, which includes a $7.0 million revolving line of credit and a $5.0 million acquisition facility (the "New Bank Credit Facility"). At April 30, 1999, we had approximately $2.5 million outstanding under the New Bank Credit Facility. The New Bank Credit Facility requires us to meet certain covenants, including minimum net worth and cash flow requirements. Our ability to borrow under the New Bank Credit Facility was initially reduced by an amount equal to our contingent liability pursuant to our guarantee of USA Leasing's credit facility with NationsBank. On June 14, 1999, the New Bank Credit Facility was amended to provide approximately $7.4 million of credit availability under the existing $7.0 million revolving line of credit and the $5.0 million acquisition facility. This amended agreement provides up to $3.4 million of working capital financing, $2.9 million of documentary letters of credit to support the purchase of patio heaters and $1.1 million to finance acquisitions. This amendment waives the provision under the New Bank Credit

Facility which reduced our ability to borrow by an amount equal to our contingent liability pursuant to our guarantee of the USA Leasing Credit Facility. The amendment also waives our non-compliance with our debt coverage and cash flow coverage covenants as of April 30, 1999 which resulted in part from the expenses incurred and termination of our follow-on offering of common stock and amends certain other covenants. As we achieve certain performance measures, our availability under the New Bank Credit Facility will increase. The New Bank Credit Facility is collateralized by a lien on substantially all of our assets. The loans under the New Bank Credit Facility bear interest at a maximum of LIBOR plus 2.25%.

     We currently lease our offices under a lease from an entity affiliated with two of our directors. Pursuant to the terms of the lease, we pay annual rent of approximately $213,000, plus our allocable share of all taxes, utilities, and maintenance.

     We anticipate that our total capital expenditures (excluding acquisitions) for fiscal 1999 will be approximately $18.5 million, which includes approximately $7.0 million primarily for the purchase of cylinder displays and computer technology and approximately $11.5 million in net cash expenditures by USA Leasing to purchase cylinders. Our capital expenditures and working capital requirements in the foreseeable future will change depending on the rate of our expansion, our operating results and any other adjustments in our operating plan as needed in response to competition, acquisition opportunities or unexpected events. There can be no assurance that we will not seek or require additional capital in the future as a result of expansion or otherwise.

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

     Our State of Readiness for Year 2000. We began evaluating our MIS for Year 2000 compliance in January 1997. Since that time we have developed a Year 2000 compliance policy encompassing employee education, testing, progress reporting, external impact plans and contingency plans. Our Chief Information Officer directs our Year 2000 compliance policy and oversees the remediation and testing of MIS. As of May 31, 1999, we believe that we were approximately 90% Year 2000 compliant. All core MIS are currently 100% Year 2000 compliant. Remaining activity includes replacement of distributors' PC software which we expect to complete by November 1999. However, if our modifications, testing and solicitations of third party compliance are not made on a timely basis or do not resolve our Year 2000 issues, these issues could have a negative effect on our business.

     We have assessed the Year 2000 readiness of each of our core MIS and remediated these systems as necessary. Our core MIS include Online Sales Account Information System ("OASIS"), Platinum for Windows, Electronic Data Interchange ("EDI") and Blue Rhino Electronic Accounting System ("BREAS"). OASIS was already compliant when it was implemented in February 1998, Platinum for Windows was updated in March 1998 to be Year 2000 compliant, EDI was upgraded in December 1998 to be Year 2000 compliant and BREAS was upgraded in October 1998 to be Year 2000 compliant. We have engaged Integrated Solutions International, L.L.C. to, among other things, assist us in implementing our distributors' use of Year 2000 compliant handheld computer units of BREAS. All of our distributors are currently using Year 2000 compliant handheld units. We have established integrated test procedures in which all of our MIS are simultaneously tested for Year 2000 compliance. We expect these integrated tests to continue throughout 1999.

     Historical and Estimated Costs. We have not established a separate Year 2000 compliance budget and do not expect to do so. To date, we have incurred approximately $15,000 in Year 2000 compliance costs. We currently anticipate that the implementation of our Year 2000 compliance policy will cost approximately $35,000, all of which will be expensed. Although we can give no assurances, we do not expect future costs related to Year 2000 compliance to negatively affect our business in any material way. Costs are based on current estimates and actual results may vary significantly from such estimates.

      Most Reasonably Likely Worst Case Scenario. The most reasonably likely worst case Year 2000 scenario we face is an interruption of our business operations caused by the failure of third parties with which we have a material relationship to achieve Year 2000 compliance. The consequences of a third party failure are unknown, but could have a negative effect on our business. We are considering several contingency plans to address possible business interruptions caused by a non-compliant third party. Possible contingency plans include using alternate service providers and using a manual billing, payment and collection system. Initial contingency plans have been completed. Additional refinement and monitoring will continue throughout the remainder of 1999. In addition, in an effort to protect ourselves and increase the awareness of third parties whose failure to comply could have a material effect on our business, we are seeking to obtain certifications from them that they are Year 2000 compliant.

Forward-Looking Information

     Certain statements in this Section and elsewhere in this report are forward-looking in nature and relate to trends and events that may affect the Company's future financial position and operating results. Such statements are made pursuant to the safe harbor provisions of the Private Securities
Litigation Reform Act of 1995. The terms "expect," "anticipate," "intend," and "project" and similar words or expressions are intended to identify forward-looking statements. These statements speak only as of the date of this report. The statements are based on current expectations, are inherently uncertain, are subject to risks, and should be viewed with caution. Actual results and experience may differ materially from the forward-looking statements as a result of many factors, including changes in economic conditions in the markets served by the Company, increasing competition and other unanticipated events and conditions. It is not possible to foresee or identify all such factors. The Company makes no commitment to update any forward-looking statement or to disclose any facts, events, or circumstances after the date hereof that may affect the accuracy of any forward-looking statement.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We are exposed to market risk related to changes in interest rates on our borrowings under the USA Leasing Credit Facility and our New Bank Credit Facility. The USA Leasing Credit Facility and our New Bank Credit Facility bear interest based on LIBOR. The USA Leasing Credit Facility is collateralized by cylinders held under operating leases with the Company's independent distributors. The operating leases currently yield 1% of the cylinder value monthly (approximately 12% annual) and continue until either party terminates upon 60 day written notice to the other party. Upon any significant increase in LIBOR, USA Leasing would re-negotiate the operating leases with the Company's independent distributors mitigating the interest rate exposure on the majority of the notes payable to bank.

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

Item 2. Changes in Securities and Use of Proceeds:  None

Item 3. Defaults Upon Senior Securities: None

Item 4. Submission of Matters to a Vote of Security Holders: None

Item 5. Other Information: None

Item 6. Exhibits and Reports on Form 8-K

          (a) Exhibits:
          Exhibit 10.1 Amendment to Loan Agreement dated June 14, 1999 between Blue Rhino Corporation and NationsBank, N.A.*

          Exhibit 27.1      Financial data schedule.

          (b) Reports on Form 8-K:
          Form 8-K Filed on February 26, 1999 to report change in registrants' certifying accountants.

          Form 8-K/A        Filed on March 4, 1999 to report concurrence of
                            former certifying accountants in disclosure on Form
                            8-K filed on February 26, 1999.change in registrants' certifying accountants.

          Form 8-K Filed on May 7, 1999 to report change in registrants' certifying accountants.


* To be filed by amendment.

                                  Signatures



Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                            Blue Rhino Corporation


Date:  June 14, 1999             By: /s/ Billy D. Prim
                                     -------------------------------------------
                                 Chairman, President and Chief Executive Officer


Date:  June 14, 1999             By: /s/ Mark Castaneda
                                     -------------------------------------------
                                 Chief Financial Officer