Form 10-K
period 1999-07-31
BLUE RHINO CORP
filed 1999-10-29
CIK 1034379

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended                Commission File Number
             July 31, 1999                             0-24287

                            BLUE RHINO CORPORATION
            (Exact name of registrant as specified in its charter)

               Delaware                               56-1870472
    (State of other jurisdiction of                (I.R.S. Employer
    incorporation or organization)               Identification No.)

                               ----------------

                           104 Cambridge Plaza Drive
                      Winston-Salem, North Carolina 27104
                                (336) 659-6900
                   (Address of principal executive offices)

Securities Registered Pursuant to Section 12(b) of the Act:

             Title of each class                 Name of each exchange on which registered
             -------------------                 -----------------------------------------
                     None                                           None

Securities Registered Pursuant to Section 12(g) of the Act:

                                 Common Stock
                               (Title of Class)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   At September 30, 1999, the aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant was approximately $34,189,000.

   At September 30, 1999, the number of shares outstanding of registrant's Common Stock was 8,647,654.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Registrant's definitive Proxy Statement for the annual meeting of Stockholders which will be filed within 120 days after the fiscal year end covered by this report on Form 10-K are incorporated by reference in Parts II and III of this Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                          FORWARD LOOKING STATEMENTS

   Certain statements in Item 1--Business and Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-K should be read as being applicable to all related forward-looking statements wherever they may appear in this Form 10-K. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Risk Factors" as described in the Company's Registration Statements on Form S-1 as filed with the SEC on May 18, 1998 and July 21, 1999 as well as those discussed elsewhere herein.

                            ADDITIONAL INFORMATION

   We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and in accordance therewith we file reports and other information with the Securities and Exchange Commission (the "Commission"). Reports, registration statements, proxy statements and other information filed by us with the Commission may be inspected without charge at the principal office of the Commission, 450 Fifth Street, N.W., Washington, D.C. 20549, the New York Regional Office located at 7 World Trade Center, Suite 1300, New York, New York 10048, and the Chicago Regional Office located at 500 West Madison Street, Suite 1400, Chicago, Illinois 60661, and copies of all or any part thereof may be obtained at prescribed rates from the Commission's Public Reference Room at its principal office. Information regarding the operation of the Public Reference Room may be obtained by calling 1-800-SEC-0330. The Commission maintains a World Wide Web site that contains reports, proxy and information statements and other information regarding registrants that file electronically with the Commission. The address of the Commission's World Wide Web site is http://www.sec.gov.

   The Blue Rhino(R) name, rhino logo, RhinoTUFF(R) and Tri-Safe(R) are registered trademarks of the Company. The Company has trademark applications pending for Endless Summer(TM) and Endless Summer Comfort(TM). This Form 10-K also includes trademarks of companies other than the Company.

                             BLUE RHINO CORPORATION

                                     INDEX

                                    PART I:

 Item 1:  Business........................................................     4
 Item 2:  Properties......................................................     7
 Item 3:  Legal Proceedings...............................................     7
 Item 4:  Submission of Matters to a Vote of Security Holders.............     7

                                    PART II:

 Item 5:  Market for the Registrant's Common Equity and Related
          Stockholder Matters.............................................     8
 Item 6:  Selected Consolidated Financial Data............................     9
 Item 7:  Management's Discussion and Analysis of Financial Condition and
          Results of Operations...........................................    10
 Item 7A: Quantitative and Qualitative Disclosures About Market Risk......    18
 Item 8:  Financial Statements and Supplementary Data.....................    19
 Item 9:  Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure............................................    40

                                   PART III:

 Item 10: Executive Officers and Directors................................    41
 Item 11: Executive Compensation..........................................    42
 Item 12: Security Ownership of Certain Beneficial Owners and Management..    43
 Item 13: Certain Relationships and Related Transactions..................    43

                                    PART IV:

 Item 14: Exhibits, Financial Statement Schedules and Reports on Form 8-K.    43

                                    PART I

Item 1--Business

General

   We are the leading national provider of propane grill cylinder exchange in the United States with Blue Rhino cylinder exchange displays at over 18,500 retail locations in 46 states and Puerto Rico. Cylinder exchange provides consumers with a convenient means to exchange empty grill cylinders for clean, safer, precision-filled cylinders. We offer our cylinder exchange at many major home center/hardware, mass merchant, grocery and convenience stores including Home Depot, Lowe's, Sears, WalMMart, Kroger and Kwik Shop. We partner with retailers and independent distributors to provide consumers with a nationally branded alternative to traditional grill cylinder refill. We dedicate our efforts and capital to brand development, value-added marketing, customer service, account growth, distributor development and management information systems while our 51 independent distributors make the investments in the vehicles and refilling and refurbishing equipment necessary to operate cylinder exchange businesses.

   The cylinder exchange process typically begins with a Blue Rhino distributor establishing or restocking a grill cylinder display at a retail customer. Upon delivery, the distributor records the cylinder inventory into a handheld computer which calculates the number and type of cylinder exchanges, upgrades and sales for the location and creates a delivery ticket for the retailer. Distributors routinely transfer this delivery and inventory information to Blue Rhino electronically. We then prepare an invoice for each retailer which we typically transmit in a customized electronic format compatible with the retailer's existing systems. We collect invoiced amounts directly from the retailers and in turn remit a fixed amount per cylinder transaction to our distributors. We negotiate terms of payment with retailers which are generally 30 to 60 days from the date of invoice. We in turn remit payment to our distributors on the fifteenth of each month for transactions occurring during the previous month.

   Our objective is to further strengthen our position as the leading national provider of cylinder exchange. The key elements of our strategy to achieve this objective are:

  . Promoting the Blue Rhino brand and driving consumer awareness of cylinder exchange;

  . Expanding existing retailer relationships by opening new locations and increasing sales at existing locations;

  . Adding new retailer relationships;

  . Leveraging distributors' infrastructure by adding new retail locations within their territories;

  . Leveraging our corporate infrastructure to increase profitability;

  . Pursuing strategic account acquisitions from other cylinder exchange providers; and

  . Developing new products and services related to propane use and backyard living, such as patio heaters and the related cylinder exchange service.

   During fiscal 1999 we significantly increased the number of Blue Rhino cylinder exchange locations, continued developing and began marketing and selling our commercial and residential patio heaters and began construction of a propane bottling and cylinder refurbishing plant in North Carolina to facilitate service by our distributors in the Southeastern United States.

Business Strategy

   Promoting the Blue Rhino Brand and Driving Consumer Awareness of Cylinder Exchange. We have created a distinctive Blue Rhino brand name and logo which we prominently display on cylinder sleeves and displays. We also undertake brand marketing and promotional initiatives, including point of purchase displays and plan to engage in cross marketing promotions with other barbecue-related products, print media and cooperative advertising. Our recognized brand also provides a platform to introduce new Blue Rhino products to the backyard living category such as our Endless Summer patio heater.

   Delivering Cleaner, Safer Cylinders at Convenient Locations. We believe that convenience and safety are critical factors in achieving consumer acceptance of cylinder exchange. During fiscal 1999, we added our Fuelcheck indicator to our cylinder sleeves to help consumers determine when to exchange their cylinders.

   Expanding Relationships with and Increasing Sales at Retailers. We target the following four categories of retailers for cylinder exchange:
home centers/hardware stores, mass merchants, grocery stores and convenience stores. Our relationships with major retailers such as Home Depot, Lowe's, Sears, WalMMart, Kroger and Kwik Shop allow us to place cylinders in a large number of convenient, high traffic locations. Home Depot represented approximately 23% of our net sales for the fiscal year ended July 31, 1999 and approximately 26% of our net sales for the fiscal year ended July 31, 1998. Lowe's and WalMMart each represented approximately 13% of our net sales for the fiscal year ended July 31, 1999 and approximately 16% of our net sales for the fiscal year ended July 31, 1998. The loss of one or more of these retail relationships would have a material adverse effect on our business and results of operations. We believe there are approximately 225,000 potential grill cylinder exchange locations in our targeted markets. We currently service more than 18,500 locations, approximately 9,000 of which we added during the fiscal year ended July 31, 1999. Approximately 75% of our new locations in fiscal 1999 were added through increased penetration of existing retail partners and the addition of new retail relationships. We plan to continue to increase the number of new retail locations.

   Leveraging National Distributor Network. Within the last four years, we have established a network of 51 independent distributors serving 46 states and Puerto Rico. Thirteen of these distributors are dedicated exclusively to developing and providing Blue Rhino cylinder exchange in some of our key geographic markets. We believe that our distributor network affords us the opportunity to service approximately 90% of the cylinder exchange markets in the United States. We plan to leverage this network by aggressively increasing each distributor's market penetration through the addition of new retail locations and continuing to assist our distributors in their ability to service our accounts.

   jIn order to assist our distributors with the acquisition of assets, we lease cylinders, cylinder displays and sublease handheld computers to them. During fiscal 1999 we undertook two major initiatives to further reduce capital barriers and to help our distributors service our rapidly growing customer base. First, we established USA Leasing, L.L.C. to acquire and lease grill cylinders to our distributors. Second, we purchased approximately 17 acres in Hamptonville, North Carolina to develop and construct an automated propane bottling and cylinder refurbishing plant. When completed this facility will employ new technologies to improve processing efficiencies and enhance product quality. We expect operations to commence in the third or fourth quarter of fiscal 2000.

   Leveraging Corporate Infrastructure to Increase Profitability. We have assembled a management, sales and administrative team and have developed sophisticated MIS which we believe can support substantial growth in retail locations and the introduction of new products and services without significant expenditures on additional personnel or systems. We were able to reduce our selling, general and administrative expenses as a percentage of total revenues for the fiscal year ended July 31, 1999 to 15.9% from 22.7% in the preceding fiscal year.

   Pursuing Strategic Account Acquisitions. The cylinder exchange industry is highly fragmented. All participants, other than Blue Rhino, are either regionally or locally focused. We believe that opportunities exist to expand through selective acquisitions of smaller cylinder exchange businesses with established retail accounts. In the fiscal year ended July 31, 1999 we acquired approximately 2,350 new locations through 16 acquisitions for an aggregate purchase price of approximately $8.2 million. The acquired accounts represent approximately 25% of one new locations for fiscal 1999.

   Developing and Marketing New Products and Services Related to Propane Use and Backyard Living. We are seeking additional product opportunities which drive cylinder exchange or are otherwise associated with backyard living.

  . Patio Heater Cylinder Exchange Service. In November 1998, we acquired the patio heater accounts of Mr. Propane, located in Southern California. Mr. Propane's business included placing cylinder displays and patio heaters in restaurants, resorts, bars and other outdoor commercial establishments. Our distributors in Southern California have continued this service and we intend to introduce our Endless Summer Comfort patio heater cylinder exchange service nationwide with our distributors servicing commercial heater accounts in the same manner as they service retail locations in their area. We believe that the patio heater cylinder exchange service will increase the counterseasonal demand for cylinder exchange and further leverage Blue Rhino's and our distributors' existing infrastructure.

  . Patio Heaters. During fiscal 1999, we began to market and sell Blue Rhino branded Endless Summer patio heaters for commercial and backyard use through our retail partners and distributors. We have developed the patio heaters in conjunction with a heater manufacturer and have contracted with manufacturers to produce both commercial and consumer grade heaters. In addition to increasing demand for cylinder exchange, we expect this product to further associate Blue Rhino with backyard living in the minds of consumers.

  . Empty Cylinders. In January 1999, we entered into a strategic alliance with Manchester Tank and Equipment Company ("Manchester") to manufacture Blue Rhino branded cylinders. We also serve as a sales representative for empty Manchester grill cylinders to be sold to our retail partners.

  . Overfill Prevention Device Valves. National Fire Protection Association guidelines require that all grill cylinders produced or recertified after September 30, 1998 and all grill cylinders refilled after April 2002 must be fitted with a device which automatically cuts the flow of liquid propane gas into the cylinder when the cylinder is full with an overfill prevention device ("OPD"). In September 1999, we purchased from Bison Valve, LLC ("Bison Valve") the intellectual property, inventory and certain other assets related to its Underwriters Laboratories approved OPD. We have also entered into an agreement with Manchester to supply OPD's for their cylinders. We believe our acquisition of OPD assets of Bison Valve will help insure a supply of OPD valves for our distributors while allowing us to share in the unique market opportunity created by new regulatory requirements.

Affiliated Distributors

   In August 1999, our Chairman and Chief Executive Officer, Billy D. Prim, and Vice Chairman, Andrew J. Filipowski sold all of their interests in Blue Rhino distributors to an existing investor in Platinum Propane Holding, L.L.C. ("PPH"). This investor is not affiliated with Blue Rhino Corporation. Messrs. Prim and Filipowski together owned approximately 42% of PPH, a holding company for five Blue Rhino distributors. Sales from PPH's distributors represented approximately 32% of Blue Rhino's net sales for the fiscal year ended
July 31, 1999. In addition, Messrs. Prim and Filipowski together owned approximately 47% of Ark Holdings ("Ark"), a holding company for three Blue Rhino distributors. Sales from Ark distributors represented approximately 6% of Blue Rhino's net sales for the fiscal year ended July 31, 1999. Messrs. Prim and Filipowski continue as directors of PPH and Ark.

Competition

   The grill cylinder refilling industry is highly fragmented and competitive. Competition in our industry is based primarily upon convenience, quality of product, service, historical relationships, perceived safety and price. A 1997 Barbecue Industry Association study states that 79% of the consumers who use propane grills refill rather than exchange their cylinders. Accordingly, our primary competition comes from the approximately 20,000 bulk refilling stations owned and operated by propane dealers, as well as certain rental outlets, recreational vehicle centers and hardware stores. Major propane providers, such as AmeriGas Propane Partners, L.P., Cornerstone Propane Partners, L.P., Ferrellgas Propane Partners, L.P., Heritage Propane Partners, L.P. and Suburban Propane Partners, L.P., could establish new or expand their existing cylinder exchange businesses nationally. These major propane providers have greater resources than we do and may be able to undertake more extensive marketing campaigns and adopt more aggressive pricing policies than we can. We also compete with numerous regional cylinder exchange providers, which typically have operations in a few states, and with local cylinder exchange providers. If these competitors expand their cylinder exchange programs or new competitors enter the market or grow to compete with us on a national scale, our market share and gross margins could decrease.

Governmental Regulation

   The storing and dispensing of propane is governed by guidelines published by the National Fire Protection Association in Pamphlets 54 and 58. Recent National Fire Protection Association initiatives include a requirement that all grill cylinders placed in use or recertified after September 30, 1998 and all grill cylinders refilled after April 2002 must be fitted with an overfill prevention device valve. Our distributors are also governed by local laws and regulations which vary by municipality and state. Typically, a distributor must obtain permits from a local fire marshal for each propane sales location. Our regional and corporate staffs assist the distributors in this process whenever feasible. We play an active role in drafting model state legislation through the National Propane Gas Association, an industry association, which attempts to create uniform state and local legislation to provide consumers, retailers and distributors with up to date safety regulations.

Proprietary Rights

   We have invested substantial time, effort and capital in establishing the Blue Rhino brand and believe that our trademarks are an important part of our business strategy. We have a registered trademark for the use of the Blue Rhino logo, including the name, the RhinoTUFF name and TriSafe and have trademark applications pending for Endless Summer and Endless Summer Comfort. Our acquisition of certain assets from Bison Valve in September 1999 included two patent applications on an OPD. While we may apply for additional trademarks, patents or copyrights in the future, no assurance can be given that any trademark, patent or copyright will be issued, that any of our trademarks, patents or copyrights will be held valid if subsequently challenged or that others will not claim rights in or ownership of our trademarks, patents or copyrights and other proprietary rights.

Employees

   As of September 30, 1999, we had 68 employees, of whom 25 were engaged in sales and marketing, 12 in distributor services, six in information systems and 25 in administration and finance. We have not experienced any work stoppages and believe we have good relations with our employees.

Item 2--Properties

   Our headquarters are located in Winston-Salem, North Carolina in facilities we lease from Rhino Real Estate, L.L.C., a company affiliated with two of our directors. Pursuant to the terms of the lease, we pay annual rent of approximately $213,000, plus our allocable share of all taxes, utilities and maintenance. The lease terminates on December 31, 2001 and includes an option to renew for one three-year term.

   In February 1999 we purchased a fee simple interest in approximately 17 acres of unimproved real property in Hamptonville, North Carolina to develop and construct a propane bottling and cylinder refurbishing plant. The construction of this facility is in progress.

Item 3--Legal Proceedings

   In the ordinary course of business, we are involved in certain pending or threatened legal proceedings from time to time. In the opinion of management, none of such legal proceedings currently pending or threatened will have a material effect on our financial position or results of operations.

Item 4--Submission of Matters to a Vote of Security Holders

   We did not submit any matters to a vote of our security holders during the fourth quarter of the fiscal year covered in this report.

                                    PART II

Item 5--Market for the Registrant's Common Equity and Related Stockholder
Matters

   Our common stock is traded on The Nasdaq Stock Market under the symbol "RINO." The following table sets forth, for the quarters indicated, the range of high and low sale prices for our common stock on The Nasdaq Stock Market. Trading of our common stock commenced on May 19, 1998. On October 28, 1999, the last reported sale price of our common stock on The Nasdaq Stock Market was $8 per share. We estimate there were approximately 138 record holders of our common stock as of September 30, 1999.

                                                        Price Range of
                                                         Common Stock
                                                        -------------------
                                                         High         Low
                                                        -------     -------
      Fiscal Year Ended July 31, 1999
        First Quarter.................................. $    16     $     7
        Second Quarter................................. $   25 5/8  $   12 1/4
        Third Quarter.................................. $   19 1/2  $   10 3/4
        Fourth Quarter................................. $   14 1/16 $    8 9/16
      Fiscal Year Ended July 31, 1998
        Fourth Quarter (from May 19, 1998)............. $    21     $   13 3/8

   We have never declared or paid any cash dividends on shares of our Common Stock. We currently intend to retain all earnings for future growth and, therefore, do not anticipate paying any cash dividends in the foreseeable future. The payment of cash dividends in the future will be at the discretion of the Board of Directors. Payments of cash dividends are prohibited by certain of our existing financing arrangements and may be prohibited in the future under any then existing financing agreements. There can be no assurance that we will pay any dividends in the future.

Item 6--Selected Consolidated Financial Data

   The following selected consolidated statement of operations and balance sheet data of the Company as of and for the fiscal years ended July 31, 1999, July 31, 1998, July 31, 1997, July 28, 1996 and July 31, 1995 have been derived from our audited consolidated financial statements. The financial data set forth below should be read in conjunction with "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8--Financial Statements and Supplementary Data--Consolidated Financial Statements of the Company and Related Notes Thereto" included elsewhere herein.

                                                Fiscal Year Ended
                                   ------------------------------------------------
                                   July 31,  July 31,  July 31,  July 28,  July 31,
                                     1999      1998      1997      1996      1995
                                   --------  --------  --------  --------  --------
                                    (in thousands, except per share and retail
                                                 locations data)
Consolidated Statement of
 Operations Data:
Net sales--distributors........... $51,704   $27,372   $13,060   $ 2,386   $   --
Net sales--direct.................     --        --      1,151     5,830     2,728
Lease income......................   2,116       566       295        89       --
                                   -------   -------   -------   -------   -------
   Total revenues.................  53,820    27,938    14,506     8,305     2,728
                                   -------   -------   -------   -------   -------
Operating costs and expenses:
 Cost of sales--distributors......  38,661    20,525     9,873     1,811       --
 Cost of sales--direct............     --        --      1,771     6,089     3,523
 Selling, general and
  administrative..................   8,539     6,338     5,124     4,304     3,319
 Depreciation and amortization....   2,872     1,278       873       868       284
 Nonrecurring items (1)...........     --        476       970     1,363       --
                                   -------   -------   -------   -------   -------
   Total operating costs and
    expenses......................  50,072    28,617    18,611    14,435     7,126
                                   -------   -------   -------   -------   -------
Income (loss) from operations.....   3,748      (679)   (4,105)   (6,130)   (4,398)
Other expenses (income):
 Interest expense.................     837     1,707     1,665     1,469       287
 Loss on investee (1).............     311       324       --        --        --
 Follow-on offering (1)...........     551       --        --        --        --
 Other, net.......................     (48)     (234)     (186)     (168)      (25)
                                   -------   -------   -------   -------   -------
   Income (loss) before provision
    for income taxes..............   2,097    (2,476)   (5,584)   (7,431)   (4,660)
 Provision for income taxes.......      30       --        --        --        --
                                   -------   -------   -------   -------   -------
   Net income (loss).............. $ 2,067   $(2,476)  $(5,584)  $(7,431)  $(4,660)
                                   =======   =======   =======   =======   =======
 Income (loss) applicable to
  common stockholders (2)......... $ 2,067   $(3,072)  $(6,271)  $(8,067)  $(5,055)
                                   =======   =======   =======   =======   =======
Earnings (loss) per common share:
 Basic and diluted................ $  0.27   $ (1.04)  $ (3.74)  $ (4.96)  $ (3.09)
                                   =======   =======   =======   =======   =======
 Pro forma diluted................ $  0.27   $ (0.61)  $ (1.27)  $ (1.72)  $ (1.08)
                                   =======   =======   =======   =======   =======
Shares used in per share
 calculations:
 Basic............................   7,645     2,945     1,678     1,628     1,638
                                   =======   =======   =======   =======   =======
 Diluted (3)......................   7,787     2,945     1,678     1,628     1,638
                                   =======   =======   =======   =======   =======
 Pro forma diluted (4)............   7,787     5,077     4,406     4,313     4,303
                                   =======   =======   =======   =======   =======
Selected Operating Data:
Retail locations (at period end)..  18,500     9,500     4,400     2,981     1,608
Cylinder transactions.............   3,710     2,201     1,239       769       306
Consolidated Balance Sheet Data:
Cash and cash equivalents......... $   913   $ 5,908   $   325   $ 1,126   $   209
Working capital...................   7,442     9,442       737     1,580    (3,264)
Total assets......................  59,899    30,470     9,974    11,897    10,424
Long-term obligations, less
 current maturities...............  24,111       260    16,110    14,174     1,361
Convertible redeemable preferred
 stock............................     --        --      8,936     7,849     7,613
Total stockholders' equity
 (deficit)........................  27,338    24,816   (18,488)  (13,217)   (5,149)

--------
(1) See Note 10 of Notes to Consolidated Financial Statements for an explanation of these items.
(2) Equals net loss less dividends payable on our redeemable preferred stock (the "Old Preferred Stock") of $596 for fiscal 1998, $687 for fiscal 1997, $636 for fiscal 1996 and $395 for fiscal 1995. The Old Preferred Stock was converted into shares of common stock in May 1998.
(3) For fiscal years 1998, 1997, 1996 and 1995, the weighted average number of shares outstanding excludes the effect of the exercise of all outstanding stock options and warrants and the conversion of the Old Preferred Stock into shares of common stock because such exercise or conversion would be anti-dilutive.
(4) The unaudited pro forma information assumes the conversion of Old Preferred Stock, Old Preferred Stock dividends and the exercise of outstanding warrants (other than the 81,913 warrants issued in January
    1998) were effective as of the beginning of the first year presented.

Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following discussion and analysis should be read in conjunction with "Item 6--Selected Consolidated Financial Data" and our Consolidated Financial Statements and Notes thereto included in Item 8 of this Form 10-K.

Overview

   Blue Rhino was founded in March 1994 and has become the leading national provider of grill cylinder exchange in the United States offering consumers a convenient means to obtain propane for their barbecue grills and other propane fueled appliances. We originally focused on serving markets in the Southeastern United States and have since developed a network of 51 independent distributors which, as of July 31, 1999, serviced more than 18,500 Blue Rhino grill cylinder exchange locations in 46 states and Puerto Rico. During fiscal 1999, our total revenues increased approximately 92.6% to approximately $53.8 million from the prior year's comparable period primarily as a result of the growth of sales at existing locations and the addition of over 9,000 new retail locations.

   Since formation, we have focused on creating an infrastructure to support our nationwide cylinder exchange program. Initially, we developed a vertically integrated operation, purchasing and leasing grill cylinders, cylinder displays, filling sites, refurbishing equipment and delivery vehicles while at the same time developing a sales, marketing and management information systems ("MIS") infrastructure. In March 1996, we began to transition from a vertically integrated business model to an independent distributor business model in order to accelerate the development and implementation of our cylinder exchange program in a more capital efficient manner. At that time, we began to dispose of distribution assets and to enter into exclusive agreements with independent distributors to refurbish and refill cylinders and service our retail accounts. We completed our transition to an independent distributor business model in the third quarter of fiscal 1997 although we incurred some expenses related to the prior business model in fiscal 1998. As of the end of fiscal 1999 seven of our distributors owed us $311,000 under five year notes receivable related to the sale of our assets to the distributors. We believe that as a result of this transition, we have successfully accelerated the growth of our nationwide cylinder exchange service.

   While we are committed to our independent distributor model, we recognize that our rapid and substantial growth imposes significant capital demands on our distributors. We believe that it is in our best interest to facilitate the business development of our distributors. Accordingly, we sought to establish a financing facility which would enable our distributors to acquire cylinders sufficient to service our rapid growth. In October 1998, four individuals associated with us as directors, officers and/or stockholders formed USA Leasing, L.L.C. ("USA Leasing") to provide the necessary cylinder lease financing to our distributors. USA Leasing used debt financing to purchase cylinders that it leased to Blue Rhino distributors. On July 30, 1999, we acquired 100% of the membership interests of USA Leasing. As the sole consideration for the purchase, we increased our guarantee of USA Leasing's debt from 80% to 100%. USA Leasing's financial information has been consolidated with Blue Rhino as a result of the common ownership and control of USA Leasing and Blue Rhino and our guarantee of their credit facility.

   To better position our company for future growth, in February 1999 we purchased approximately 17 acres in Hamptonville, North Carolina to develop and construct an automated propane bottling and cylinder refurbishing plant. This facility will employ new filling and refurbishing technologies to improve processing efficiency and enhance product quality. As of July 31, 1999, we had invested approximately $1.8 million in the land and the initial stages of construction of this automated propane bottling and in February refurbishing plant. We expect to complete this plant in the third or fourth quarter of fiscal 2000 with an aggregate investment of approximately $6.0 million. On October 21, 1999, we entered into a letter of intent with Manchester Tank and Equipment Company ("Manchester") to establish a joint venture to develop, own and operate this plant. Under this arrangement Blue Rhino and Manchester are expected to share the cost to develop the plant.

   We currently offer three types of grill cylinder transactions: (i) like-for-like cylinder exchanges; (ii) cylinder exchanges with valve upgrades offering additional safety features; and (iii) filled cylinder sales. Our net sales from cylinder exchanges, cylinder upgrades and cylinder sales comprised approximately 79%, 13% and 8%, respectively, of our net sales for fiscal 1999. In addition to grill cylinder transactions, our revenues consist of product sales principally from patio heaters and lease income on cylinders and cylinder displays leased to our distributors. We recognize revenues on patio heaters which are sold to distributors and to retailers at the time of shipment. We derive our lease income primarily from monthly rental amounts based on 1% of the original fair market value of the cylinders and cylinder displays. Other factors which influence our revenues include seasonality, consumer awareness, weather conditions, new grill sales, alternative uses for grill cylinders, promotional activities and advertising.

   Our cost of sales is primarily comprised of a contractually determined fixed charge which we pay to distributors based upon the type of cylinder transaction, the cost of patio heaters and a non-cash charge associated with options granted under our Distributor Stock Option Plan ("Distributor Option Plan"). Based upon prior grants of options under the Distributor Option Plan, we estimate that we will incur annual non-cash charges of approximately $300,000 through fiscal 2002 related to these prior grants. In fiscal 1999, the related charge was approximately $272,000.

   While we believe that we have created the infrastructure necessary to support a nationwide cylinder exchange program, development of this infrastructure has resulted in an accumulated deficit of approximately $19.5 million as of July 31, 1999. This has resulted in net operating loss carryforwards of approximately $18.3 million for federal income tax purposes which we can use to offset future taxable income, if any. Based on our history of operating losses, we have recorded a valuation allowance to the full extent of our net deferred tax assets.

Results of Operations

   The following table sets forth, for the periods indicated, the percentage relationship of certain items from our statements of operations to total revenues. Due to the change in our business model and our rapid sales growth, any trends reflected by the following table may not be indicative of future results.

                                                     July 31, July 31,  July 31,
                                                       1999     1998      1997
                                                     -------- --------  --------
      Total revenues................................  100.0%   100.0%    100.0%
      Operating costs and expenses:
        Cost of sales...............................   71.8     73.5      80.3
        Selling, general and administrative.........   15.9     22.7      35.3
        Depreciation and amortization...............    5.3      4.6       6.0
        Nonrecurring items..........................    --       1.7       6.7
                                                      -----    -----     -----
          Total operating costs and expenses........   93.0    102.4     128.3
                                                      -----    -----     -----
          Income (loss) from operations.............    7.0     (2.4)    (28.3)
      Other expense (income):
        Interest expense............................    1.6      6.1      11.5
        Loss on investee............................    0.6      1.2       --
        Follow-on offering..........................    1.0      --        --
        Other, net..................................   (0.1)    (0.8)     (1.3)
                                                      -----    -----     -----
          Income (loss) before provision for income
           taxes....................................    3.9     (8.9)    (38.5)
      Provision for income taxes....................    0.1      --        --
                                                      -----    -----     -----
          Net income (loss).........................    3.8%    (8.9)%   (38.5)%
                                                      =====    =====     =====
      As a percentage of total revenues:
        Net sales--distributors.....................   96.1%    98.0%     90.0%
        Net sales--direct...........................    -- %     -- %      7.9%
      Gross margin:
        Gross margin of net sales--distributors.....   25.2%    25.0%     24.4%
        Gross margin of net sales--direct...........    -- %     -- %    (53.9)%

Comparison of Years Ended July 31, 1999 and 1998

   Total revenues. Total revenues increased 92.6% to approximately $53.8 million for fiscal 1999 from approximately $27.9 million for fiscal 1998. The total revenues of $53.8 million for fiscal 1999 consisted of approximately $50.4 million from cylinder transactions, $1.3 million from product sales (combined cylinder transactions and product sales are reflected on the statement of operations as net sales--distributors) and $2.1 million from lease income. Product sales, substantially all of which were made to our distributors, consist of patio heaters and cylinders. Lease income relates primarily to cylinders and cylinder displays leased to our distributors. The increase in total revenues was due primarily to the 95% increase in the number of retail locations placed in service and increased sales volume at existing locations. The increase in lease income was due primarily to the growth in the number of cylinder displays placed in service and to the leasing of cylinders to distributors under operating leases which commenced in fiscal 1999. The number of cylinders transacted increased 68.6% to approximately 3.7 million units during fiscal 1999 from approximately 2.2 million units during fiscal 1998.

   Gross margin. Gross margin increased to approximately 28.2% for fiscal 1999 from approximately 26.5% for fiscal 1998. The improvement in gross margin was primarily due to increased lease income which is not offset by cost of sales.

   Selling, general and administrative expenses. Selling, general and administrative expenses increased 34.7% to approximately $8.5 million for fiscal 1999 from approximately $6.3 million for fiscal 1998 but decreased as a percentage of total revenues to 15.9% for fiscal 1999 from 22.7% for fiscal 1998. The increase in selling, general and administrative expenses was due primarily to additional compensation costs stemming primarily from the growth of our internal sales force, costs related to introducing our Endless Summer patio heater product and additional costs associated with operating a public company including investor relations and other professional fees. The decrease in selling, general and administrative expenses as a percentage of total revenues was due primarily to the fact that a significant portion of our selling, general and administrative expenses are fixed and, as a result, selling, general and administrative expenses increased at a slower rate than total revenues.

   Depreciation and amortization. Depreciation and amortization increased to approximately $2.9 million for fiscal 1999 from approximately $1.3 million for fiscal 1998. Depreciation expense increased by $1.3 million to approximately $2.4 million for fiscal 1999 from approximately $1.1 million for fiscal 1998 primarily due to the increase in the number of cylinder displays and the commencement of depreciation on cylinders held under operating lease agreements. The increase in cylinder displays was due to our purchase of approximately $2.1 million of cylinder displays in May 1998 which we previously leased under an operating lease and our ongoing purchase of additional cylinders and cylinder displays to support growth in our installed base of retail locations. Our purchase of computer technology also impacted depreciation expense to a lesser extent. Amortization expense increased by $305,000 to approximately $482,000 in fiscal 1999 from approximately $177,000 in fiscal 1998 principally due to the increased amortization of intangibles associated with the acquisition of propane cylinder exchange locations.

   Nonrecurring charges. In fiscal 1998, nonrecurring charges were approximately $476,000, consisting primarily of the write-down of facilities and equipment purchased to support the vertically integrated business model. There were no nonrecurring charges in fiscal 1999.

   Interest expense. Interest expense decreased to approximately $837,000 for fiscal 1999 from approximately $1.7 million for fiscal 1998. The decrease in interest expense resulted from the repayment of substantially all of our outstanding indebtedness in May 1998 with proceeds from our initial public offering. The interest expense for fiscal 1999 is a result of borrowings under our credit facility and USA Leasing's credit facility and capital lease obligations incurred primarily to acquire computer technology.

   Follow-on offering. For fiscal 1999, we incurred a one-time charge of approximately $551,000 for expenses incurred in connection with an offering of common stock which we terminated in February 1999 due to unfavorable market conditions.

   Loss on investee. Loss on investee decreased to $311,000 for fiscal 1999 from $324,000 for fiscal 1998, which reflects the application of the equity method of accounting to our convertible loan to Bison Valve, L.L.C. ("Bison Valve"). We recorded these losses as Bison Valve used the proceeds of our loan to fund losses incurred primarily in researching, developing, marketing and producing an overfill prevention device ("OPD") and other propane related products. As of October 31, 1998, we had recognized charges for the entire principal balance of our convertible loan. In September 1999, we purchased from Bison Valve the intellectual property, inventory and certain other assets related to its Underwriters Laboratories-approved OPD. See "--Subsequent Events."

   Other, net. Other, net decreased to approximately $48,000 for the fiscal year ended July 31, 1999 from approximately $234,000 for fiscal 1998. The decrease was primarily due to the loss on disposal of property and equipment of approximately $151,000 recorded in fiscal 1999 which was offset by increased interest income from excess cash balances and various notes receivable.

   Provision for income taxes. The provision for income taxes for the fiscal year ended July 31, 1999, consisted of approximately $30,000 of current state income tax expense.

Comparison of Years Ended July 31, 1998 and 1997

   Total revenues. Total revenues consist of sales from our independent distributor network ("net sales--distributors"), sales from our previous vertically integrated distribution operations ("net sales--direct"), and to a lesser extent, from other revenues. During the third quarter of fiscal 1997, we completed our transition to our independent distributor business model and, as a result, all of our net sales during fiscal 1998 were net sales-- distributors. Other revenues consist of cylinder display lease income and lease income from certain plant facilities and equipment leased to our distributors. Total revenues increased 92.6% to approximately $27.9 million for fiscal 1998 from approximately $14.5 million for fiscal 1997. Net sales-- distributors increased 109.6% from approximately $13.1 million in fiscal 1997 to approximately $27.4 million in fiscal 1998. The increase in total revenues was due primarily to the increase in the number of retail locations placed in service and the corresponding increase in the number of cylinder transactions during the period. The installed base of retail locations increased 116.0% to approximately 9,500 locations at the end of fiscal 1998 from approximately 4,400 locations at the end of fiscal 1997. The number of cylinder transactions increased 77.6% to approximately 2.2 million units in fiscal 1998 from approximately 1.2 million units in fiscal 1997.

   Gross margin. Gross margin, excluding the impact from other revenues, increased to 25.0% in fiscal 1998 from 18.1% in fiscal 1997. This increase was due to the shift from a vertically integrated business model to an independent distributor business model and the subsequent increase in net sales-- distributors and decrease in net sales--direct. With respect to net sales-- distributors, gross margin increased to 25.0% in fiscal 1998 from 24.4% in fiscal 1997. This increase was due to a shift in the mix of cylinder transactions with lower margin cylinder sales accounting for a smaller percentage of net sales--distributors in fiscal 1998 than in fiscal 1997, as well as a price increase which became effective in April 1998 on all cylinder transactions.

   Selling, general and administrative expenses. Selling, general and administrative expenses increased 23.7% to approximately $6.3 million in fiscal 1998 from approximately $5.1 million in fiscal 1997, but decreased as a percentage of total revenues to 22.7% in fiscal 1998 from 35.3% in fiscal 1997. The increase in selling, general and administrative expenses was due primarily to additional commissions to outside brokers, which were based on a percentage of total revenues, additional compensation costs and increased cylinder display rent expense. The decrease in selling, general and administrative expenses as a percentage of total revenues was due primarily to the fact that a significant portion of our selling, general and administrative expenses are fixed and, as a result, selling, general and administrative expenses increased at a slower rate than total revenues.

   Depreciation and amortization. Depreciation and amortization increased to approximately $1.3 million in fiscal 1998 from approximately $873,000 in fiscal 1997. Depreciation expense increased by approximately $337,000 to approximately $1.1 million in fiscal 1998 from approximately $764,000 in fiscal 1997 principally due to the purchase of additional cylinder display panels and the acquisition of computer technology under capital leases. Amortization expense increased by approximately $68,000 to approximately $177,000 in fiscal 1998 from approximately $109,000 in fiscal 1997 primarily due to increased goodwill amortization associated with the acquisitions of retail locations from local and regional cylinder exchange providers.

   Nonrecurring charges. Nonrecurring charges decreased to approximately $476,000 in fiscal 1998 from approximately $970,000 in fiscal 1997. The nonrecurring charges were associated with our transition from a vertically integrated business model to an independent distributor business model and consisted primarily of the write-down of facilities and equipment purchased to support the vertically integrated business model.

   Interest expense. Interest expense remained relatively constant at approximately $1.7 million for fiscal 1997 and 1998. Interest expense was attributed to accretion of interest on senior discount notes, additional borrowings under lines of credit and, to a lesser extent, borrowings from stockholders. However, these debts were paid in full in May 1998 with a portion of the proceeds from our initial public offering, eliminating additional interest expense with respect to these obligations.

   Loss on investee. Loss on investee was $324,000 in fiscal 1998 which reflects the application of the equity method of accounting to our convertible loan to Bison Valve. A loss was recorded because Bison Valve used the proceeds of our loan to fund losses incurred primarily in researching, developing, marketing and producing an OPD and other propane related products.

   Other, net. Other, net increased to approximately $234,000 in fiscal 1998 from approximately $186,000 in fiscal 1997. Other, net consisted primarily of interest income from various notes receivable and excess cash balances.

Liquidity and Capital Resources

   Our primary sources of funds have been the issuance of stock and the incurrence of debt. We had working capital of approximately $7.4 million as of July 31, 1999, which was primarily the result of cash provided by borrowing under our bank credit facilities and to a lesser extent cash provided by operations.

   Net cash provided by operations was approximately $1.5 million for fiscal 1999. Net cash used in operations was approximately $4.9 million and $2.2 million for fiscal 1998 and fiscal 1997, respectively. For fiscal 1999, cash provided by operations included approximately $2.1 million of net income. Cash used and provided by operations is affected by changes in accounts receivable and accounts payable due to the seasonality of our business.

   Net cash used in investing activities was approximately $21.4 million in fiscal 1999 and approximately $6.0 million for fiscal 1998, while net cash provided by investing activities was approximately $342,000 for fiscal 1997. The primary components of cash used in investing activities has included acquisitions of cylinder exchange accounts and related assets, purchase of cylinders held under operating leases as well as the investments in property and equipment including cylinder displays, construction of a production facility and computer technology. Additionally, in fiscal 1998 we loaned $635,000 to Bison Valve (see "--Subsequent Events"). The primary components of cash provided by investing activities has included collections on notes receivable and proceeds from the sale of property, equipment and cylinders as part of our transition to an independent distributor business model.

   Net cash provided by financing activities was approximately $14.9 million for fiscal 1999, $16.5 million for fiscal 1998 and $1.0 million for fiscal 1997. The primary components of cash provided by financing activities included the net proceeds of our initial public offering in May 1998, loans from four stockholders in January 1998, and bank borrowings, including $13.0 million in proceeds from USA Leasing's bank loan during fiscal 1999 and approximately $2.5 million in net proceeds from our New Bank Credit Facility during fiscal 1999. The cash used in financing activities included payments on various loans, notes payable and capital lease obligations and for fiscal 1999 included approximately $836,000 in common stock offering and registration costs in connection with an offering of common stock which we terminated in February 1999 and a shelf registration completed in July 1999.

   In October 1998, USA Leasing was formed to provide a cylinder financing facility for our distributors. In December 1998, USA Leasing entered into a two year $13.0 million credit facility (the "USA Leasing Credit Facility") with its bank which replaced an interim credit facility for $6.5 million extended in October 1998. USA Leasing used the proceeds of their facility to purchase cylinders that it leases to Blue Rhino distributors at 1% per month of the initial cylinder value. In July 1999, we acquired 100% of the membership interests in USA Leasing. As the sole consideration for the purchase, we increased our guarantee of USA Leasing's debt from 80% to 100%. Upon the repayment of $2.6 million of USA Leasing's indebtedness, the bank has agreed to release Messrs. Billy D. Prim, Andrew J. Filipowski, Craig J. Duchossois and Peer Pedersen, the former members of USA Leasing, from their several $650,000 guarantees of the USA Leasing indebtedness. USA Leasing's financial information has been consolidated with Blue Rhino's since its inception as a result of the common ownership and control of USA Leasing and Blue Rhino and our guarantee of their credit facility. During fiscal 1999, we had net cash purchases of approximately $6.1 million of cylinders which consisted of approximately $10.8 million of cylinders purchased offset by $4.7 million of cylinders sold to consumers.

   In December 1998, we entered into a $12.0 million credit facility with our bank, which includes a $7.0 million revolving line of credit and a $5.0 million acquisition facility (the "New Bank Credit Facility"). At July 31, 1999, we had approximately $3.6 million outstanding under the New Bank Credit Facility. The New Bank Credit Facility requires us to meet certain covenants, including minimum net worth and cash flow requirements. Our ability to borrow under the New Bank Credit Facility was initially reduced by an amount equal to our contingent liability pursuant to our guarantee of USA Leasing's credit facility. In June 1999, the New Bank Credit Facility was amended to provide approximately $7.4 million of credit availability. This amended agreement provides up to $3.4 million of working capital financing, $2.9 million of documentary letters of credit to support the purchase of patio heaters and equipment for the bottling and cylinder refurbishing plant and $1.1 million to finance acquisitions. In September 1999, the New Bank Credit Facility was amended to waive our non-compliance with our net worth, debt coverage and cash flow coverage covenants as of and for the fiscal quarter and year ended July 31, 1999. The loans under the New Bank Credit Facility and USA Leasing Credit Facility bear interest at a maximum of LIBOR plus 2.25% and are collateralized by a lien on substantially all of our assets.

   To better position our company for future growth, during fiscal 1999 we purchased approximately 17 acres located in Hamptonville, North Carolina and began construction of an automated propane bottling and cylinder refurbishing plant. This facility will employ new filling and refurbishing technologies to improve processing efficiency and enhance product quality. As of July 31, 1999, we had invested approximately $1.8 million into the land and the initial stages of construction of this plant which we expect to be complete in third or fourth quarter of fiscal 2000 with an aggregate investment of approximately $6.0 million (see "--Subsequent Events").

   In connection with our initial public offering, we issued a total of 3,105,000 shares of common stock and received net proceeds of approximately $36.4 million. We used approximately $29.1 million of the net proceeds from our initial public offering to repay principal and interest on indebtedness. We used approximately $6.2 million of the net proceeds to acquire assets, including approximately 1,350 new accounts, from twelve local and regional cylinder exchange providers. In addition, we used approximately $1.1 million of the net proceeds to purchase property and equipment.

   We currently lease handheld computers and various other computer equipment from three lessors under the terms of three master leases for an aggregate annual rent of approximately $699,000. We have an option to purchase the handheld computers for $1.00 per handheld unit at the end of each lease term. Under each of the leases, we are responsible for insurance, maintenance and taxes on the leased equipment.

   We currently lease our offices under a lease from Rhino Real Estate, LLC, an entity affiliated with two of our directors. Pursuant to the terms of the lease, we pay annual rent of approximately $213,000, plus our allocable share of all taxes, utilities and maintenance. The lease terminates on December 31, 2001 with an option to renew for one three-year term.

Subsequent Events:

   In September 1999, we purchased from Bison Valve the intellectual property, inventory and certain other assets related to its Underwriters Laboratories-approved OPD. The purchase price for all intellectual property and other assets related to Bison Valve's OPD included approximately $1.1 million in cash, the offset of approximately $732,000 in principal and interest under our convertible note, $50,000 in assumed liabilities and a ten year warrant to purchase 100,000 shares of our common stock at an exercise price equal to $7.40 per share. Also included in the purchase price is a provision to pay the seller between 2.5% and 12% of future sales of OPD's based upon gross margins for the life of the OPD patents. We will account for substantially all of the purchase price as intangible assets (patents) to be amortized over their estimated useful lives.

   In September 1999, we entered into an agreement with two institutional investors (the "Investors") to issue $7.0 million of 5% Convertible Notes (the "Convertible Notes") and 332,203 warrants to purchase common stock in a private placement. The Convertible Notes have a two year term and bear interest at 5% per annum, payable in full in cash or in shares of common stock at maturity. We may require the holders of the Convertible Notes to convert the principal and interest on the Convertible Notes into common stock over a company-chosen conversion period, which may be from 20 to 60 days and must be in amounts of at least $300,000 subject to certain conditions. Upon the occurrence of certain events, the holder may convert the principal and interest on the Convertible Notes into common stock. The Convertible Notes convert at the lesser of a fixed conversion price or 95% of the weighted average price of the common stock at the time of conversion. The warrants are exercisable for five years at an exercise price of $8.48 per share. In the future, we may also require the Investors to purchase, in up to two additional transactions, Convertible Notes in an aggregate amount equal to at least $1,000,000 but not more than $4,900,000 if certain conditions are met. The Convertible Notes are subordinate, subject to certain exceptions, to up to $25.0 million of our indebtedness to our bank.

   Also in September 1999, we completed a $7.2 million private placement of 981,119 units, each unit consisting of one share of our common stock and a warrant to purchase 0.35 shares of common stock. The offering was made only to "accredited investors", as defined in Rule 501(a) of Regulation D. The investors included the following officers and directors of the Company:
Messrs. Billy D. Prim, Craig J. Duchossois, Andrew J. Filipowski, Mark Castaneda, Steven D. Devick, Richard A. Brenner and Jerald D. Shadley, who in the aggregate purchased 438,747 of the 981,119 units sold. The price per unit was $7.375, which was the closing price of our common stock on September 3, 1999, the final trading day prior to the consummation of the offering. The warrants may be exercised at a price equal to $8.48 per share at any time prior to September 7, 2004. We used the aggregate proceeds of the two September 1999 offerings to pay certain expenses associated with the offerings, repay our primary cylinder vendor who financed our purchase of cylinders during fiscal 1999, repay other indebtedness and acquire assets. The balance will be used to acquire additional assets and for working capital and general corporate purposes.

   In October 1999, we signed a letter of intent with Manchester to establish a joint venture to develop, own and operate the automated propane bottling and cylinder refurbishing plant now under construction. Blue Rhino and Manchester expect to share in the cost of developing and constructing the plant. We expect this joint venture to leverage the expertise of Manchester and Blue Rhino and will be owned by both parties.

   Also in October 1999, we agreed to acquire a cylinder exchange provider with approximately 700 locations in Tennessee, South Carolina and Georgia for approximately $1.3 million in the aggregate related to assets including cylinders, cylinder displays and the right, title and interest in and to the seller's retail propane cylinder exchange accounts and locations.

Seasonality

   We have experienced and expect to continue to experience significant seasonal fluctuations in our total revenues and net income (loss). Our total revenues generally are highest in the third and fourth quarters, which include the majority of the grilling season, and historically have been lower in the first and second quarters which include the winter months. Sustained periods of poor weather, particularly in the spring and summer seasons, can negatively impact sales. Our rate of establishing new retail locations and expenses incurred in anticipation of increased sales also cause quarterly fluctuations in our results of operations. Accordingly, the results of operations in any quarter will not necessarily be indicative of the results that we may achieve for a full fiscal year or any future quarter.

Inflation

   We do not believe that inflation has had a material adverse effect on our total revenues or the results of operations. However, there can be no assurance that our business will not be affected by inflation in the future.

Impact of New Accounting Pronouncements

   There were no items of comprehensive income for the fiscal years ended July 31, 1999, 1998 and 1997, as defined under Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income."

   In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was effective for fiscal years beginning after June 15, 1999. SFAS No. 133 was amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of SFAS No. 133," which delayed the effective date of implementation by one year. We are required to and will adopt SFAS No. 133 in the first quarter of fiscal 2001. We have not completed all of the analysis, but we do not expect adoption of this standard to have a significant effect on our consolidated results of operations or financial position.

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

   Our State of Readiness for Year 2000. We began evaluating our MIS for Year 2000 compliance in January 1997. Since that time we have developed a Year 2000 compliance policy encompassing employee education, testing, progress reporting, external impact plans and contingency plans. Our Chief Information Officer directs our Year 2000 compliance policy and oversees the remediation and testing of MIS. As of July 31, 1999, we believe we are 100% Year 2000 compliant. All core MIS programs are currently 100% Year 2000 compliant. However, if our modifications, testing and solicitations of third party compliance are not made on a timely basis or do not resolve our Year 2000 issues, these issues could have a negative effect on our business.

   We have assessed the Year 2000 readiness of each of our core MIS and remediated these systems as necessary. Our core MIS include Online Sales Account Information System ("OASIS"), Platinum for Windows, Electronic Data Interchange ("EDI") and Blue Rhino Electronic Accounting System ("BREAS"). OASIS was already compliant when it was implemented in February 1998, Platinum for Windows was updated in March 1998 to be Year 2000 compliant, EDI was upgraded in December 1998 to be Year 2000 compliant and BREAS was upgraded in October 1998 to be Year 2000 compliant. We have engaged Integrated Solutions International, L.L.C. to, among other things, assist us in implementing our distributors' use of Year 2000 compliant handheld computer units of BREAS. All of our distributors are currently using Year 2000 compliant handheld units. We have established integrated test procedures in which all of our MIS are continuously tested for Year 2000 compliance.

   Historical and Estimated Costs. We have not established a separate Year 2000 compliance budget and do not expect to do so. To date, we have incurred approximately $20,000 in Year 2000 compliance costs. We currently anticipate that the implementation of our Year 2000 compliance policy will cost approximately $25,000, all of which will be expensed. Although we can give no assurances, we do not expect future costs related to Year 2000 compliance to negatively affect our business in any material way. Costs are based on current estimates and actual results may vary significantly from such estimates.

   Most Reasonably Likely Worst Case Scenario. The most reasonably likely worst case Year 2000 scenario we face is an interruption of our business operations caused by the failure of third parties with which we have a material relationship to achieve Year 2000 compliance. The consequences of a third party failure are unknown, but could have a negative effect on our business. We are considering several contingency plans to address possible business interruptions caused by a non-compliant third party. Possible contingency plans include using alternate service providers and using a manual billing, payment and collection system. Initial contingency plans have been completed. Additional refinement and monitoring will continue throughout the remainder of calendar 1999. In addition, in an effort to protect ourselves and increase the awareness of third parties whose failure to comply could have a material effect on our business, we are seeking to obtain certifications from them that they are Year 2000 compliant.

Item 7A--Quantitative and Qualitative Disclosures About Market Risk

   We are exposed to market risk related to changes in interest rates on our borrowings under the USA Leasing Credit Facility and our New Bank Credit Facility. The USA Leasing Credit Facility and our New Bank Credit Facility bear interest based on LIBOR. The USA Leasing Credit Facility is collateralized by cylinders held under operating leases with our independent distributors. The operating leases currently yield 1% of the cylinder value monthly (approximately 12% annual) and continue until either party terminates upon 60 day written notice to the other party. Upon any significant increase in LIBOR, we would attempt to renegotiate the operating leases with our independent distributors mitigating the interest rate exposure on the majority of the notes payable to the bank. However, there can be no assurance that we will be successful in such renegotiations or that we will be able to mitigate any or all of the interest rate risk.

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

Item 8--Financial Statements and Supplementary Data

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                             BLUE RHINO CORPORATION

                                                                            Page
                                                                            ----
Reports of Independent Accountants........................................   20

Consolidated Balance Sheets as of July 31, 1999 and 1998..................   22

Consolidated Statements of Operations for the Fiscal Years Ended July 31,
 1999, 1998 and 1997......................................................   23

Consolidated Statements of Stockholders' Equity for the Fiscal Years Ended
 July 31, 1999, 1998 and 1997.............................................   24

Consolidated Statements of Cash Flows for the Fiscal Years Ended July 31,
 1999, 1998 and 1997......................................................   25

Notes to Consolidated Financial Statements................................   26

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Blue Rhino Corporation:

   We have audited the consolidated balance sheet of Blue Rhino Corporation and subsidiaries as of July 31, 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the index at Item 14(a). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Blue Rhino Corporation as of and for the years ended July 31, 1997 and 1998, were audited by other independent accountants whose report dated September 22, 1998, except for the information in Note 21 for which the date was February 8, 1999, expressed an unqualified opinion on those statements.

   We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

   In our opinion, the 1999 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Blue Rhino Corporation at July 31, 1999 and the consolidated results of their operations and cash flows for the year then ended, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ Ernst & Young LLP

Winston-Salem, North Carolina
September 21, 1999, except for Note 17 as to which the date is October 25,
1999

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Blue Rhino Corporation:

   In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 42 present fairly, in all material respects, the financial position, results of operations and cash flows of Blue Rhino Corporation and subsidiaries as of July 31, 1998 and for each of the two years in the period ended July 31, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 42 presents fairly, in all material respects the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of Blue Rhino Corporation and subsidiaries for any period subsequent to July 31, 1998.

                                          /s/ PricewaterhouseCoopers LLP

Greensboro, North Carolina
September 22, 1998, except as to the information presented in Note 21 for which the date is February 8, 1999.

                             BLUE RHINO CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                          As of July 31, 1999 and 1998
                (in thousands, except share and per share data)

                          ASSETS                              1999      1998
                          ------                            --------  --------
Current assets:
  Cash and cash equivalents................................ $    913  $  5,908
  Accounts receivable, net.................................   12,736     7,901
  Inventories..............................................      106       --
  Notes receivable, current portion........................      128       540
  Prepaid expenses and other current assets................    2,009       487
                                                            --------  --------
    Total current assets...................................   15,892    14,836
Cylinders held under operating lease agreements, net.......   17,205     2,377
Property, plant and equipment, net.........................   16,646     8,505
Notes receivable, less current portion.....................      183       789
Intangibles, net...........................................    9,420     3,532
Other assets...............................................      553       431
                                                            --------  --------
    Total assets........................................... $ 59,899  $ 30,470
                                                            ========  ========
           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------
Current liabilities:
  Accounts payable......................................... $  6,386  $  4,421
  Acquisition notes payable................................      684       212
  Current portion of long-term debt and capital lease
   obligations.............................................      739       286
  Accrued liabilities......................................      641       475
                                                            --------  --------
    Total current liabilities..............................    8,450     5,394
Long-term debt including capital lease obligations, less
 current maturities........................................   24,111       260
                                                            --------  --------
    Total liabilities......................................   32,561     5,654
Commitments and contingencies..............................      --        --
Stockholders' equity:
  Preferred stock, $0.001 par value, 20,000,000 shares
   authorized, no shares outstanding.......................      --        --
  Common stock, $0.001 par value, 100,000,000 shares
   authorized, 7,666,535 and 7,630,873 shares issued and
   outstanding at July 31, 1999 and 1998, respectively.....        8         8
  Additional paid-in capital...............................   46,825    46,370
  Accumulated deficit......................................  (19,495)  (21,562)
                                                            --------  --------
    Total stockholders' equity.............................   27,338    24,816
                                                            --------  --------
    Total liabilities and stockholders' equity............. $ 59,899  $ 30,470
                                                            ========  ========

   The accompanying notes are an integral part of the consolidated financial statements.

                             BLUE RHINO CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

            For the Fiscal Years Ended July 31, 1999, 1998 and 1997
                     (in thousands, except per share data)

                                                      1999     1998     1997
                                                     -------  -------  -------
Net sales--distributors............................. $51,704  $27,372  $13,060
Net sales--direct...................................     --       --     1,151
Lease income........................................   2,116      566      295
                                                     -------  -------  -------
    Total revenues..................................  53,820   27,938   14,506
                                                     -------  -------  -------
Operating costs and expenses:
  Cost of sales--distributors.......................  38,661   20,525    9,873
  Cost of sales--direct.............................     --       --     1,771
  Selling, general and administrative...............   8,539    6,338    5,124
  Depreciation and amortization.....................   2,872    1,278      873
  Nonrecurring items................................     --       476      970
                                                     -------  -------  -------
    Total operating costs and expenses..............  50,072   28,617   18,611
                                                     -------  -------  -------
Income (loss) from operations.......................   3,748     (679)  (4,105)
Other expenses (income):
  Interest expense..................................     837    1,707    1,665
  Loss on investee..................................     311      324      --
  Follow-on offering................................     551      --       --
  Other, net........................................     (48)    (234)    (186)
                                                     -------  -------  -------
    Income (loss) before provision for income taxes.   2,097   (2,476)  (5,584)
  Provision for income taxes........................      30      --       --
                                                     -------  -------  -------
    Net income (loss)............................... $ 2,067  $(2,476) $(5,584)
                                                     =======  =======  =======
Basic and diluted earnings (loss) per common share.. $  0.27  $ (1.04) $ (3.74)
                                                     =======  =======  =======
Shares used in per share calculations:
  Basic.............................................   7,645    2,945    1,678
                                                     =======  =======  =======
  Diluted...........................................   7,787    2,945    1,678
                                                     =======  =======  =======

   The accompanying notes are an integral part of the consolidated financial statements.

                             BLUE RHINO CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

            For the Fiscal Years Ended July 31, 1999, 1998 and 1997
                (in thousands, except share and per share data)

                                Common Stock   Additional
                              ----------------  paid-in   Accumulated
                               Shares   Amount  capital     deficit    Total
                              --------- ------ ---------- ----------- --------
Balances, July 28, 1996...... 1,627,693  $ 2    $    19    $(13,238)  $(13,217)
  Issuance of common stock...   151,227  --       1,000         --       1,000
  Preferred dividends........       --   --        (687)        --        (687)
  Net loss...................       --   --         --       (5,584)    (5,584)
                              ---------  ---    -------    --------   --------
Balances, July 31, 1997...... 1,778,920    2        332     (18,822)   (18,488)
  Preferred dividends........       --   --        (332)       (264)      (596)
  Issuance of common stock in
   connection with Initial
   Public Offering, net of
   offering expenses of
   $4,320.................... 3,105,000    3     36,042         --      36,045
  Expense related to
   distributor stock option
   plan......................       --   --          50         --          50
  Conversion of preferred
   stock and preferred
   dividends................. 1,750,472    2      9,528         --       9,530
  Exercise of warrants.......   938,789    1        --          --           1
  Issuance of common stock as
   partial consideration for
   an acquisition............    57,692  --         750         --         750
  Net loss...................       --   --         --       (2,476)    (2,476)
                              ---------  ---    -------    --------   --------
Balances, July 31, 1998...... 7,630,873    8     46,370     (21,562)    24,816
  Proceeds from exercise of
   stock options.............    35,662  --         183         --         183
  Expense related to
   distributor stock option
   plan......................       --   --         272         --         272
  Net income.................       --   --         --        2,067      2,067
                              ---------  ---    -------    --------   --------
Balances, July 31, 1999...... 7,666,535  $ 8    $46,825    $(19,495)  $ 27,338
                              =========  ===    =======    ========   ========


   The accompanying notes are an integral part of the consolidated financial statements.

                             BLUE RHINO CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

            For the Fiscal Years Ended July 31, 1999, 1998 and 1997
                     (in thousands, except per share data)

                                                     1999      1998     1997
                                                   --------  --------  -------
Cash flows from operating activities:
  Net income (loss)............................... $  2,067  $ (2,476) $(5,584)
  Adjustments to reconcile net income (loss) to
   net cash provided by (used in) operating
   activities:
    Depreciation and amortization.................    2,872     1,278      873
    Loss on disposal of assets....................      151       --       --
    Nonrecurring items............................      --        198      963
    Loss on investee..............................      311       324      --
    Expense related to distributor stock option
     plan.........................................      272        50      --
    Follow-on offering costs......................      551       --       --
    Accreted interest on senior discount notes....      --      1,378    1,489
    Changes in operating assets and liabilities,
     net of business acquisitions:
      Accounts receivable.........................   (4,835)   (4,791)  (1,186)
      Inventories.................................     (106)   (1,726)     127
      Other current assets........................   (1,884)     (389)     166
      Accounts payable............................    1,960     1,516    1,045
      Other accrued liabilities...................      165      (261)     (85)
                                                   --------  --------  -------
        Net cash provided by (used in) operating
         activities...............................    1,524    (4,899)  (2,192)
                                                   --------  --------  -------
Cash flows from investing activities:
  Business acquisitions...........................   (7,488)   (3,640)     --
  Payment of organizational costs.................      --        (25)     --
  Proceeds from disposal of cylinders.............      --        --       340
  Purchases of property, plant and equipment......   (8,073)   (2,283)    (537)
  Proceeds from disposals of property and
   equipment......................................      --         65      159
  Issuance of note receivable.....................      --       (635)     --
  Purchase of cylinders held under operating
   leases, net....................................   (6,076)      --       --
  Collections on notes receivable.................      235       496      380
                                                   --------  --------  -------
        Net cash (used in) provided by investing
         activities...............................  (21,402)   (6,022)     342
                                                   --------  --------  -------
Cash flows from financing activities:
  Proceeds from issuance of common stock, net of
   expenses paid of $3,947 in fiscal 1998.........      182    36,418    1,000
  Proceeds from issuance of preferred stock.......      --        --       400
  Repayment of senior discount notes..............      --    (16,491)     --
  Proceeds from stockholder loans.................      --      3,250      --
  Payments of stockholder loans...................      --     (3,250)     --
  Proceeds from notes payable to bank.............   29,853     8,411    3,995
  Payments on notes payable to bank...............  (13,273)   (9,251)  (3,155)
  Payment on cylinder display lease facility......      --     (2,119)     --
  Payment of common stock offering and
   registration costs.............................     (836)      --       --
  Payments on acquisition notes payable...........     (207)     (108)     (90)
  Payment of debt issuance costs..................     (229)     (108)     (58)
  Repayment of note payable to vendor.............      --        --      (752)
  Payments of long-term debt and capital lease
   obligations....................................     (607)     (248)    (291)
                                                   --------  --------  -------
        Net cash provided by financing activities.   14,883    16,504    1,049
                                                   --------  --------  -------
Net (decrease) increase in cash and cash
 equivalents......................................   (4,995)    5,583     (801)
Cash and cash equivalents at beginning of period..    5,908       325    1,126
                                                   --------  --------  -------
        Cash and cash equivalents at end of
         period................................... $    913  $  5,908  $   325
                                                   ========  ========  =======

   The accompanying notes are an integral part of the consolidated financial statements.

                            BLUE RHINO CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (in thousands, except share and per share data)

1. Description of Business and Basis of Presentation:

   Blue Rhino Corporation ("Blue Rhino" or the "Company") is the leading nationwide provider of gas grill cylinder exchange with branded cylinder displays at over 18,500 retail locations in 46 states plus Puerto Rico. Blue Rhino cylinder exchange is offered at leading home center/hardware, mass merchants, grocery and convenience stores. Cylinders are delivered to retailers through a national network of 51 independent distributors.

   These consolidated financial statements include the accounts of Blue Rhino and its wholly owned subsidiaries Rhino Services, L.L.C., formed in March 1997 and CPD Associates, Inc., formed in March 1998 and USA Leasing, L.L.C. ("USA Leasing") acquired in July 1999. All intercompany transactions and balances have been eliminated in consolidation.

2. Summary of Significant Accounting Policies:

   Revenue Recognition--Revenues from cylinder transactions and other products are recognized at the time of shipment.

   Cash and Cash Equivalents--The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

   Accounts Receivable, Net--Accounts receivable, net include allowances for doubtful accounts of approximately $430 and $134 at July 31, 1999 and 1998, respectively.

   Inventories--Inventories are valued at the lower of cost or market determined on a first-in, first-out (FIFO) basis and represent cylinder valves and adapters.

   Cylinders Held Under Operating Lease Agreements, Net--Cylinders held under operating lease agreements are stated at cost and depreciated on a straight-line basis over their estimated useful lives of 25 years.

   Software Development Costs--Certain development costs for internal use software are capitalized when incurred. Capitalization of software development costs begins upon the establishment of technological feasibility and ceases when the product is ready for release. Software development costs are amortized on the straight-line method over the expected life of the product ranging from three to five years. Capitalized software development costs and related amortization for fiscal year ended July 31, 1999 were $629 and $33, respectively.

   Property, Plant and Equipment, Net--Property, plant and equipment are stated at cost and include interest on funds borrowed to finance construction. Depreciation and amortization are provided for on the straight-line method over the estimated useful lives of the related assets. The estimated useful lives are principally 30 years for buildings and leasehold improvements, ten years for machinery and equipment, vehicles and cylinder displays and three to five years for computer hardware and software. Equipment leased under capital leases are amortized over their estimated useful lives.

   In the event that facts and circumstances indicate that the cost of property, plant and equipment, or other long-lived assets may not be recoverable, the estimated future undiscounted cash flows is compared to the asset's carrying value and if less, an impairment loss is recognized in an amount by which the carrying amount exceeds its fair value. As a result of changes the Company made to its business strategy, principally related to the conversion to an independent distributor network, impairments to property, plant and equipment recorded in 1998 and 1997 were $196 and $736, respectively (Note 10).

                            BLUE RHINO CORPORATION

   Intangibles, net--Excess cost over fair value of assets acquired (goodwill) is being amortized using the straight-line method, principally over 30 years. Noncompete agreements are being amortized using the straight-line method over the life of the agreements ranging from three to five years. The carrying value as well as the amortization period of intangible assets is periodically reviewed by the Company, to determine whether the current events and circumstances warrant adjustments to the carrying values and/or revised estimates of useful lives. This valuation is performed using the expected future undiscounted cash flows associated with the intangible assets compared to the carrying value to determine if a writedown is required. To the extent such projection indicates that the undiscounted cash flow is not expected to be adequate to recover the carrying amounts, the assets are written down to discounted cash flow.

   Advertising and Promotion--The Company expenses advertising and promotion costs as incurred and these costs are included as selling, general and administrative expenses. Advertising and promotion costs for the fiscal years ended July 31, 1999, 1998 and 1997 were $129, $114 and $36, respectively.

   Income Taxes--Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recorded when it is more likely than not that the deferred tax asset will not be realized.

   Stock-Based Compensation--The Company accounts for its stock option plans in accordance with the provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." Accordingly, since options were granted at fair value, compensation expense has not been recognized for stock options granted to date under the 1994 Stock Incentive Plan, the 1998 Stock Incentive Plan or the Director Stock Incentive Plan (Note
11).

   Financial Instruments--Financial instruments consist of cash and cash equivalents, accounts receivable, notes receivable, short-term debt and long-term, variable-rate and fixed-rate debt. The Company estimates the fair value of its long-term, fixed-rate debt using a discounted cash flow analysis based on interest rates for similar types of debt currently available in the marketplace. At July 31, 1999 and 1998 the carrying amounts of the Company's financial instruments approximated their fair values.

   Financial instruments which potentially subject the Company to concentration of credit risk consist principally of temporary cash investments and accounts receivable. The Company's cash and cash equivalents are placed in large domestic financial institutions which limit the amount of credit exposure. At times, such deposits may be in excess of the FDIC insurance limit. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. Due to the geographic dispersion and the high credit quality of the Company's significant customers, credit risk relating to accounts receivable is limited. The Company's three largest customers accounted for approximately 49%, 58% and 58%, of sales in the fiscal years ended July 31, 1999, 1998 and 1997 as follows:

                                                                  1999  1998  1997
                                                                  ----  ----  ----
      Customer A................................................   23%   26%   29%
      Customer B................................................   13    16    16
      Customer C................................................   13    16    13
                                                                  ---   ---   ---
                                                                   49%   58%   58%
                                                                  ===   ===   ===

   Approximately 48% and 53% of accounts receivable at July 31, 1999 and 1998 were from these customers, respectively. If the financial condition and operations of these customers deteriorate, the Company's operating results could be adversely affected.

                            BLUE RHINO CORPORATION

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

   Recent Accounting Pronouncements--There were no items of comprehensive income for the fiscal years ended July 31, 1999, 1998 and 1997, as defined under SFAS No. 130, "Reporting Comprehensive Income."

   In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was effective for fiscal years beginning after June 15, 1999. SFAS No. 133 was amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of SFAS No. 133," which delayed the effective date of implementation by one year. The Company is required to and will adopt SFAS No. 133 in the first quarter of fiscal 2001. The Company has not completed all of the analysis, but does not expect adoption to have a significant effect on its consolidated results of operations or financial position.

   Reclassification--Certain prior year amounts have been reclassified to conform to the presentation adopted in fiscal 1999.

3. Cylinders and Cylinder Displays:

   The Company enters into operating lease agreements with its distributors for cylinders and cylinder displays for use within each distributor's territory. Under these leases, the distributor (lessee) is obligated for all maintenance, installation, deinstallation, taxes and insurance related to the cylinders and cylinder displays. The terms of the leases continue until either party terminates upon 60 days written notice to the other party. The monthly rental amounts are based on 1% of the original fair market value of the cylinders and cylinder displays. As of July 31, 1999, approximately $27,300 of cylinders and cylinder displays were under lease with accumulated depreciation of approximately $2,300. Lease income for the fiscal years ended July 31, 1999, 1998 and 1997 was approximately $1,985, $448 and $177, respectively. As of July 31, 1999, estimated future minimum rental payments to be received are approximately $3,060 per year through the year 2004 (Note 13).

4. Property, Plant and Equipment, net:

   Property, plant and equipment consists of the following at July 31:

                                                                1999     1998
                                                               -------  -------
      Land...................................................  $    20  $    20
      Building and leasehold improvements....................      665      661
      Cylinder displays, including panel graphics............   13,565    7,688
      Machinery and equipment................................    1,445    1,235
      Computer hardware and software.........................    1,573      654
      Equipment leased under capital leases..................    1,633      492
      Construction in progress...............................    1,779      --
                                                               -------  -------
                                                                20,680   10,750
      Less accumulated depreciation and amortization
       (including $227 and $144 as of July 31, 1999 and 1998,
       respectively, for equipment under capital leases).....   (4,034)  (2,245)
                                                               -------  -------
                                                               $16,646  $ 8,505
                                                               =======  =======

                            BLUE RHINO CORPORATION

   During fiscal 1999, the Company purchased approximately 17 acres in Hamptonville, North Carolina and began construction of an automated propane bottling plant and cylinder refurbishing plant. As of July 31, 1999, capital expenditures related to this facility aggregated approximately $1,779 which includes capitalized interest of $92. As of July 31, 1999, the Company had approximately $3,118 of purchase commitments for construction and equipment related to this plant. The total anticipated investment is approximately $6,000. Operation of this facility is estimated to commence in the third or fourth quarter of fiscal 2000 (Note 17).

   Depreciation and amortization expense for the fiscal years ended July 31, 1999, 1998 and 1997 was $1,995, $1,101 and $764, respectively.

5. Notes Receivable:

   Notes receivable are due at various times through 2003 and are payable monthly with interest ranging from 9.25% to 12.5% (Note 13).

   The aggregate maturities of these notes receivable at July 31, 1999 are as follows:

             2000................................ $128
             2001................................  174
             2002................................    5
             2003................................    4
                                                  ----
                                                  $311
                                                  ====

   Interest income related to these notes for the fiscal years ended July 31, 1999, 1998 and 1997 was approximately $48, $159 and $182, respectively.

6. Intangibles, net:

   Intangibles consist of the following at July 31:

                                                                  1999    1998
                                                                 ------  ------
      Goodwill.................................................. $9,570  $3,518
      Noncompete agreements.....................................    293     102
      Accumulated amortization..................................   (443)    (88)
                                                                 ------  ------
                                                                 $9,420  $3,532
                                                                 ======  ======

   During fiscal 1999, the Company completed a number of acquisitions (the "Acquisitions") for approximately $8,167 in the aggregate related to assets including cylinders, cylinder displays and other equipment and the right, title and interest in and to sellers' retail propane cylinder exchange accounts and locations.

   The aggregate purchase price was paid approximately $7,488 in cash, including $1,000 in borrowings under the New Bank Credit Facility (Note 8) and $679 in seller financing. The Acquisitions have been accounted for under the purchase method and, accordingly, the operating results from these acquisitions have been included in the Company's consolidated financial statements since the dates of acquisition.

                            BLUE RHINO CORPORATION

   The following unaudited pro forma summary presents the financial information as if the acquisitions had occurred on August 1, 1998 and 1997 and July 29, 1996, respectively. These pro forma results have been prepared for comparative purposes and do not purport to be indicative of what would have occurred had the acquisitions been made on August 1, 1998 and 1997 and July 29, 1996, respectively, nor is it indicative of future results.

                                                       1999    1998     1997
                                                      ------- -------  -------
      Total revenues................................. $58,320 $28,717  $17,611
                                                      ======= =======  =======
      Net income (loss).............................. $ 2,579 $(2,427) $(5,459)
                                                      ======= =======  =======
      Earnings (loss) per common share............... $  0.34 $ (1.02) $ (3.66)
                                                      ======= =======  =======

   Amortization expense for the fiscal years ended July 31, 1999, 1998 and 1997 was $355, $68 and $14, respectively.

7. Stockholder Loans:

   In January 1998, several stockholders collectively loaned the Company $3,250 (the "1998 Stockholder Loans"). The 1998 Stockholder Loans were repaid in full in May 1998, including accrued interest at 10.5% with approximately $3,400 of the proceeds from the Company's initial public offering. The stockholders also received warrants to purchase approximately .08 shares of Common Stock for every $3.00 they loaned to the Company for a total of 81,913 shares of common stock (the "1998 Warrants"). The 1998 Warrants may be exercised prior to December 31, 2008 at a price per share equal to $13.00.

8. Long-Term Debt Including Capital Lease Obligations:

   Long-term debt consists of the following at July 31:

                                                                     1999   1998
                                                                    ------- ----
      Notes payable to bank.......................................  $16,580 $--
      Cylinder financing at prime rate plus 2%....................    7,000  --
      Capital lease obligations bearing interest at various rates
       from 10.9% to 18.94%.......................................    1,136  372
      Various equipment and vehicle notes and insurance premium
       financing bearing interest at rates varying from 8% to 15%,
       due in monthly installments through April 2001.............      134  174
                                                                    ------- ----
                                                                     24,850  546
      Less amounts due within one year............................      739  286
                                                                    ------- ----
                                                                    $24,111 $260
                                                                    ======= ====

   The aggregate maturities of long-term debt and capital lease obligations at July 31, 1999 are as follows:

                                                 Long-Term Capital Lease
                                                   Debt     Obligations   Total
                                                 --------- ------------- -------
      2000......................................  $    97     $  742     $   839
      2001......................................   16,617        480      17,097
      2002......................................    7,000         44       7,044
      Less imputed interest.....................      --         130         130
                                                  -------     ------     -------
                                                  $23,714     $1,136     $24,850
                                                  =======     ======     =======

                            BLUE RHINO CORPORATION

   In December 1998, the Company entered into a two year $12,000 credit facility which includes a $7,000 revolving line of credit and a $5,000 acquisition facility with its bank (the "New Bank Credit Facility"). The New Bank Credit Facility requires the Company to meet certain covenants, including minimum net worth and cash flow requirements. In June 1999, the New Bank Credit Facility was amended to provide approximately $7,390 of credit availability under the existing $7,000 revolving line of credit and the $5,000 acquisition facility. This amended agreement provides up to $3,400 of working capital financing, $2,900 of documentary letters of credit to support the purchase of patio heaters and equipment for the propane bottling and cylinder refurbishing plant and approximately $1,090 to finance acquisitions. The Company has received a waiver from its bank for its non-compliance with the net worth, debt coverage and cash flow coverage covenants as of and for the fiscal quarter and year ended July 31, 1999. As of July 31, 1999, the Company had $3,580 in outstanding borrowings. The loans under the New Bank Credit Facility bear interest at a maximum rate of LIBOR plus 2.25%.

   In December 1998, the Company through its wholly-owned subsidiary, USA Leasing, also entered into a two year $13,000 credit facility with its bank to provide cylinder lease financing to the Company's distributors. Upon the repayment of $2,600 of this facility, the bank has agreed to release Billy D. Prim, Andrew J. Filipowski, Craig J. Duchossois and Peer Pedersen, the former members of USA Leasing, from their several $650 guarantees of such indebtedness. The New Bank Credit Facility and this facility are collateralized by a lien on substantially all of the Company's assets. As of July 31, 1999, the Company had $13,000 outstanding borrowings. The loans under this facility bear interest at a maximum rate of LIBOR plus 2.25%.

   During fiscal year ended July 31, 1999, the Company classified $7,000 related to the acquisition of cylinders from its primary cylinder vendor as long-term debt. The Company has both the intent and ability to refinance these amounts on a long-term basis (Note 17).

   In October 1995, the Company issued 12,575 units, each consisting of approximately $1 principal amount (approximately $17,200 aggregate) of senior discount notes due in October 2000 and warrants to purchase 39.764 shares of common stock. The gross proceeds were approximately $12,575. The notes accreted in value at an effective rate of 10.5% through May 1998 when they were repaid with approximately $16,491 of the proceeds from the Company's initial public offering. Each warrant entitled the holders to acquire one share of common stock for $4.5896 per share (Note 11).

9. Commitments:

   The Company leases certain office equipment under noncancelable operating leases with original terms ranging from 36 to 51 months. Additionally, the Company has a land lease with an original term of 5 years. This lease carries 3 renewal options for periods of 5 years each. Rent expense on these facilities and equipment for the fiscal years ended July 31, 1999, 1998 and 1997 was $39, $21 and $44, respectively.

   During fiscal 1999 and 1998, the Company entered into certain computer hardware and software maintenance and support agreements. Fees under these service agreements for fiscal years ended July 31, 1999 and 1998 were $353 and $306, respectively.

   In September 1996, the Company entered into a $3,000 operating lease facility to finance cylinder displays. In May 1998, the Company repaid the lease facility, aggregating approximately $2,119, with proceeds from the Company's initial public offering. Rental expense under this lease for the fiscal years ended July 31, 1998 and 1997 was approximately $485 and $152, respectively.

                            BLUE RHINO CORPORATION

   Future minimum payments at July 31, 1999 under noncancelable operating leases and service agreements with both affiliates (Note 13) and non-affiliates with initial or remaining terms of one year or more are as follows:

      2000............................................................... $  454
      2001...............................................................    437
      2002...............................................................    285
      2003...............................................................     31
                                                                          ------
                                                                          $1,207
                                                                          ======

10. Nonrecurring Items and Special Charges:

   During the fiscal year ended July 31, 1999, the Company incurred a charge of $551 related to offering costs incurred in connection with an offering of common stock which was terminated in February 1999 due to unfavorable market conditions.

   On February 12, 1998, the Company invested $635 in Bison Valve, L.L.C. ("Bison Valve") in the form of a convertible note receivable. The loan was convertible into 65% of the membership units of Bison Valve, at $1 per unit, at the option of the Company and accrued interest at 9.5%. Bison Valve was formed to market, produce and sell a specialty valve to the Company's distributors and third parties. The Company has accounted for its investment in Bison Valve using the equity method of accounting to reflect the Company's funding of certain losses incurred by this entity primarily related to researching, developing, marketing and producing certain propane products. The Company has recorded losses of $311 and $324 for the fiscal years ended July 31, 1999 and 1998, respectively, to reflect the operating results of the investee, Bison Valve (Note 17).

   During fiscal years ended July 31, 1997 and 1998, the Company made changes to its business strategy, including the conversion to an independent distributor network. As a result, the Company recorded certain nonrecurring charges of $476 and $970 in fiscal 1998 and 1997, respectively.

11. Stockholders' Equity:

   Common Stock Options--The Company has four active stock option plans (the "Plans") and has reserved 1,846,947 shares of common stock for use and distribution under terms of the Plans. Under the Plans, the Company may, at its discretion, issue incentive or non-qualified stock options, stock appreciation rights, restricted stock or deferred stock. The terms and conditions of the awards made under the plans vary but, in general, are at the discretion of the board of directors or its appointed committee.

   The 1994 Stock Incentive Plan was adopted by the board of directors and approved by the stockholders in December 1994 and has 146,947 shares of common stock reserved for issuance upon the exercise of options granted thereunder. As of July 31, 1999, options to purchase 146,947 shares of common stock at a weighted average exercise price of $6.26 per share were outstanding under the 1994 Stock Incentive Plan. All options are vested and exercisable. As of July 31, 1999, 35,662 shares of common stock were issued upon the exercise of options from the 1994 Stock Incentive Plan. These options expire ten years from their date of grant. No additional options, stock appreciation rights, restricted stock or deferred stock can be granted under the 1994 Stock Incentive Plan.

   The 1998 Stock Incentive Plan was adopted by the board of directors and approved by the stockholders in May 1998 and has 1,200,000 shares of common stock reserved for issuance upon the exercise of options granted thereunder. As of July 31, 1999, options to purchase 520,309 shares of common stock at a weighted average exercise price of $13.01 per share were outstanding under the 1998 Stock Incentive Plan. As of July 31, 1999,

                            BLUE RHINO CORPORATION
options to purchase 53,060 shares of common stock were vested and exercisable under the 1998 Stock Incentive Plan. Pursuant to the 1998 Stock Incentive Plan, the Company may make grants of options to officers, employees, consultants and advisors of the Company. These options vest ratably over five years and expire ten years from their date of grant.

   All non-employee directors are entitled to participate in the Non-Employee Director Stock Option Plan (the "Director Option Plan"). The Director Option Plan was adopted by the board of directors and approved by the stockholders in November 1997, and became effective on May 18, 1998. The Company has reserved 100,000 shares of common stock for issuance under the Director Option Plan. As of July 31, 1999, options to purchase 56,000 shares of common stock at a weighted exercise price of $21.68 per share were outstanding under the Director Option Plan. None of the options are vested or exercisable. The Director Option Plan provides that an annual grant of an option to purchase shares of common stock be made to each non-employee director with an exercise price per share equal to the fair market value per share of the common stock as of the grant date. The number of shares granted to each director each year equal 1,000 shares for each quarterly board meeting such director attended during the year unless the director fails to attend at least two quarterly meetings. Failure to attend at least two meetings results in the grant being forfeited. One third of these options will vest on each of the first three anniversaries of the grant date and expire ten years from their date of grant.

   In November 1997, the board of directors adopted and the stockholders approved the Distributor Stock Option Plan (the "Distributor Option Plan") which became effective on May 18, 1998. The Company has reserved 400,000 shares of common stock for issuance upon the exercise of options granted under the Distributor Option Plan. As of July 31, 1999, the Company has granted options to purchase 243,296 shares of common stock to Blue Rhino distributors at a weighted average exercise price equal to $13.11 per share. Blue Rhino distributors and their stockholders, partners, members, directors, general partners, managers, officers, employees and consultants are eligible to receive options under the Distributor Option Plan. As of July 31, 1999, options to purchase 57,473 shares of common stock were vested and exercisable under the 1998 Distributor Option Plan. options issued under the Distributor Option Plan vest ratably over four years and expire ten years from their date of grant. For the fiscal year ended July 31, 1999 and 1998, the Company recognized compensation expense of approximately $272 and $50, respectively, related to stock options outstanding under the Distributor Option Plan.

   A summary of the status of the Company's Plans at July 31, 1999, July 31, 1998 and 1997 and changes during the periods then ended is presented in the table below:

                                  1999              1998              1997
                            ----------------- ----------------- ----------------
                                     Weighted          Weighted         Weighted
                                     Average           Average          Average
                                     Exercise          Exercise         Exercise
                             Shares   Price    Shares   Price   Shares   Price
                            -------- -------- -------- -------- ------- --------
Shares under option:
  Outstanding, beginning
   of year................   698,796  $11.18   163,945  $ 5.94   72,060  $4.70
    Granted...............   327,945  $14.59   535,830  $12.78  104,044  $6.69
    Exercised.............    35,662  $14.89       --      --       --     --
    Forfeited.............    24,527  $13.01       979  $ 6.15   12,159  $4.85
                            --------          --------          -------
  Outstanding, end of
   year...................   966,552  $12.52   698,796  $11.18  163,945  $5.94
                            ========          ========          =======
  Exercisable, end of
   year...................   257,480  $ 9.15   182,609  $ 6.04   21,399  $4.67
                            ========          ========          =======
Weighted average fair
 value of options granted.  $   7.74          $   4.25          $  2.21
                            ========          ========          =======
Options available for
 grant, end of year.......   880,395           283,813           18,664
                            ========          ========          =======

   Options outstanding at July 31, 1999 have exercise prices between approximately $4.59 and $24.25.

                            BLUE RHINO CORPORATION

   The Company accounts for its stock option plans in accordance with the provisions of APB No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, since options were granted at fair value, compensation expense has not been recognized for stock options granted to date under the 1994 Stock Incentive Plan, the 1998 Stock Incentive Plan or the Director Option Plan. Had compensation expense for all of the option plans been determined for options granted since August 1, 1995 consistent with SFAS No. 123, the Company's net income/(loss) and earnings/(loss) per share for the fiscal years ended July 31, 1997, 1998 and 1999 would have decreased/increased to the following pro forma amounts.

                                                       1999   1998     1997
                                                      ------ -------  -------
      Net income (loss):
        As reported.................................. $2,067 $(2,476) $(5,584)
                                                      ====== =======  =======
        Pro forma.................................... $1,429 $(2,801) $(5,649)
                                                      ====== =======  =======
      Basic and diluted earnings (loss) per common
       share:
        As reported.................................. $ 0.27 $ (1.04) $ (3.74)
                                                      ====== =======  =======
        Pro forma.................................... $ 0.19 $ (1.15) $ (3.78)
                                                      ====== =======  =======

   The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for all grants: expected lives of five years; expected volatility ranging from 30% to 90%; expected dividends of $0 and a risk-free interest rate ranging from 5.5% to 5.8%.

   Warrants--During fiscal 1998, the Company issued 81,913 1998 Warrants to stockholders in connection with loans made to the Company (Note 7). In fiscal 1997, the Company issued approximately 226,841 warrants in connection with the cylinder display lease facility (Note 9) and the issuance of the common stock (Note 13). During fiscal 1998, 938,789 shares of common stock were issued for the exercise of all outstanding warrants, except for the 1998 Warrants, upon consummation of the Company's initial public offering. See also Note 17.

12. Earnings (Loss) Per Share:

   The basic and diluted earnings (loss) per share was determined as follows:

                                                       1999   1998     1997
                                                      ------ -------  -------
      Basic and diluted earnings (loss) per common
       share:
        Net income (loss)............................ $2,067 $(2,476) $(5,584)
        Less: Redeemable preferred stock dividends...    --      596      687
                                                      ------ -------  -------
      Income (loss) applicable to common
       stockholders.................................. $2,067 $(3,072) $(6,271)
                                                      ====== =======  =======
      Weighted average common shares used in
       computing the
       earnings (loss) per common share (in
       thousands):
        Basic........................................  7,645   2,945    1,678
        Effect of dilution...........................    142     --       --
                                                      ------ -------  -------
        Diluted......................................  7,787   2,945    1,678
                                                      ====== =======  =======
      Basic and diluted earnings (loss) per common
       share......................................... $ 0.27 $ (1.04) $ (3.74)
                                                      ====== =======  =======

   Options to purchase common stock and the assumed exercise of warrants during the fiscal years ended 1998 and 1997 have been excluded from the computation of diluted loss per common share as they were anti-dilutive.

                            BLUE RHINO CORPORATION

13. Related Party Transactions:

   As of July 31, 1999, Platinum Propane Holding, L.L.C. ("PPH") and Ark Holdings ("Ark") were affiliates and together operated the Company's eight affiliated distributors (Note 17). PPH began operations as a distributor during fiscal 1996, while Ark began operations as a distributor during fiscal 1998. The following represents related party balances with these affiliates outstanding at July 31, 1999, 1998 and 1997, and transactions for the fiscal years then ended, respectively:

                                                       PPH              Ark
                                              --------------------- -----------
                                               1999    1998   1997   1999  1998
                                              ------- ------ ------ ------ ----
      Accounts receivable.................... $   308 $  --  $  --  $   69 $--
      Product sales..........................     308    --     --      69  --
      Notes receivable.......................     133  1,072  1,191    --   --
      Accounts payable.......................     945    903    648    213  196
      Cost of sales..........................  11,340  7,889  5,319  2,071  530
      Interest income........................      64    117    142    --   --
      Lease income...........................     863    211    160    121    9
      Cylinder purchases.....................   6,470  1,397    --   1,337  118
      Issuance of common stock...............     --     --   1,000    --   --

   Certain operational and financial management services were provided to the Company by an affiliate through common ownership. Fees for these services for the fiscal year ended July 31, 1997 were approximately $154.

   The Company leases a facility from an affiliate under a noncancelable operating lease which expires in December 2001. Rent expense under this lease was $76, $82 and $76 for the fiscal years ended July 31, 1999, 1998 and 1997, respectively.

   The Company leases a facility and certain equipment to PPH. Lease income related to these leases for the fiscal years ended July 31, 1999, 1998 and 1997 was $68, $55 and $56, respectively.

   During fiscal years ending July 31, 1999 and 1998, the Company paid professional fees to Pedersen & Houpt, a Professional Corporation ("P&H") in the amount of $344 and $401, respectively. A principal of P&H is also a director of the Company.

14. Income Taxes:

   The provision for income taxes for the fiscal year ended July 31, 1999, consisted of $30 of current tax expense. Due to the Company's operating losses in the prior years, there has been no current or deferred tax expense for the fiscal years ended July 31, 1998 and 1997.

   A reconciliation of the differences between the statutory federal income tax rate of 34% and the effective tax rate for the fiscal years ended July 31, 1999, 1998 and 1997 is as follows:

                                                          1999   1998    1997
                                                          -----  -----   -----
      Federal statutory tax rate.........................  34.0% (34.0)% (34.0)%
        Change in valuation allowance.................... (35.5)  33.1    33.9
        Permanent differences and other..................   2.0    0.9     0.1
        State taxes net of federal benefit...............   0.9    --      --
                                                          -----  -----   -----
      Effective tax rate.................................   1.4%   -- %    -- %
                                                          =====  =====   =====

                            BLUE RHINO CORPORATION

   The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liability are as follows at:

                                                       1999     1998     1997
                                                      -------  -------  -------
      Assets:
        Net operating loss carry forward............. $ 7,131  $ 7,745  $ 6,981
        Allowance for doubtful accounts..............     438      242       60
        Inventory capitalization.....................     --       105        4
        Organization costs...........................     --        12       24
        Distributor option plan......................     125      --       --
        Other........................................      82       23       79
                                                      -------  -------  -------
        Total gross deferred tax assets..............   7,776    8,127    7,148
        Valuation allowance..........................  (7,145)  (8,059)  (7,148)
                                                      -------  -------  -------
      Net deferred tax assets........................ $   631  $    68  $   --
                                                      =======  =======  =======
      Liability:
        Depreciation and amortization................ $   631  $    68  $   --
                                                      =======  =======  =======

   At July 31, 1999, the Company had net operating loss carryforwards for federal income tax purposes of approximately $18,300 which are available to offset future federal taxable income, if any, in varying amounts from 2000 through 2013.

15. Defined Contribution Plan:

   The Company maintains a defined contribution employee benefit plan which covers all employees over 21 years of age who have completed a minimum of six months of employment. The plan allows for employees' deferrals, which, effective in July 1999, are matched by the Company up to a specific amount under the provisions of the plan. Company contributions during the fiscal year ended July 31, 1999 were approximately $3.

16. Supplemental Information to Consolidated Statement of Cash Flows:

   The Company had certain non-cash investing and financing activities during the fiscal years ended July 31, 1999, 1998 and 1997 as follows:

                                                                 1999  1998 1997
                                                                ------ ---- ----
      Capital lease obligations...............................  $1,293 $306 $243
      Insurance premium financing.............................      38  164  --
      Assets sold in exchange for notes receivable............     146  224  310
      Notes receivable exchanged for the purchase of assets...     929  --   --
      Cylinders acquired through vendor financing.............   7,000  --   --
      Accreted preferred dividends............................     --   596  687
      Unpaid costs associated with initial public offering....     --   373  --
      Assets under capital leases transferred to distributors.     --   --   351
      Capital lease obligations transferred to distributors...     --   --   344
      Assets reclassified as notes receivable.................     --   --    70

   During the fiscal years ended July 31, 1999 and 1998, the Company acquired certain assets from existing cylinder exchange providers under various agreements. These acquisitions can be summarized as follows:

                                                                  1999    1998
                                                                 ------  ------
      Fair value of assets acquired............................. $8,167  $4,708
      Seller financing..........................................   (679)   (318)
      Common stock issued.......................................    --     (750)
                                                                 ------  ------
      Cash paid for acquisitions................................ $7,488  $3,640
                                                                 ======  ======

   Interest paid during fiscal years ended July 31, 1999, 1998 and 1997 was $778, $342 and $176, respectively.

                            BLUE RHINO CORPORATION

17. Subsequent Events:

 Affiliated Distributors

   In August 1999, the Company's Chairman and Chief Executive Officer, Billy
D. Prim, and Vice Chairman, Andrew J. Filipowski sold all of their interests in Blue Rhino distributors to an existing investor in PPH. This investor is not affiliated with Blue Rhino Corporation. Messrs. Prim and Filipowski together owned approximately 42% of PPH, a holding company for five Blue Rhino distributors. Sales from PPH's distributors represented approximately 32% of Blue Rhino's net sales for the fiscal year ended July 31, 1999. In addition, Messrs. Prim and Filipowski together owned approximately 47% of Ark, a holding company for three Blue Rhino distributors. Sales from Ark distributors represented approximately 6% of Blue Rhino's net sales for the fiscal year ended July 31, 1999. Both Messrs. Prim and Filipowski continue as directors for PPH and Ark.

 Convertible Note and Warrant Private Placement

   On September 22, 1999, the Company entered into an agreement with two institutional investors (the "Investors") to issue $7,000 of 5% Convertible Notes (the "Convertible Notes") and 332,203 warrants to purchase common stock in a private placement (the "Convertible Note Offering"). The Convertible Notes have a two year term and bear interest at 5% per annum, payable in full in cash or in shares of common stock. The Company may require the holders of the Convertible Notes to convert the principal and interest on the Convertible Notes into common stock over a company-chosen conversion period, which may be from 20 to 60 days and must be in amounts of at least $300 subject to certain conditions. Upon the occurrence of certain events, the holder may convert the principal and interest on the Convertible Notes into common stock. The Convertible Notes convert at the lesser of a fixed conversion price or 95% of the weighted average price of the common stock at the time of conversion. The warrants are exercisable for five years at an exercise price of $8.48 per share. In the future, the Company may also require the Investors to purchase, in up to two additional transactions, Convertible Notes in an aggregate amount equal to at least $1,000 but not more than $4,900 if certain conditions are met. The Convertible Notes are subordinate, subject to certain exceptions, to up to $25,000 of the Company's indebtedness to its bank.

 Common Stock and Warrant Private Placement

   On September 7, 1999, the Company completed a $7,200 private placement of 981,119 units with each consisting of one share of the Company's common stock, and one warrant to purchase 0.35 shares of common stock. The offering was only made to "accredited investors", as defined in Rule 501(a) of Regulation D. The investors included the following officers and directors of the Company:
Messrs. Billy D. Prim, Craig J. Duchossois, Andrew J. Filipowski, Mark Castaneda, Steven D. Devick, Richard A. Brenner and Jerald D. Shadley, who in the aggregate purchased 438,747 of the 981,119 units sold. The price per unit was $7.375, which was the closing price of the Company's common stock on September 3, 1999, the final trading day prior to the consummation of the offering. The warrants may be exercised at a price equal to $8.48 per share at any time prior to September 7, 2004. The Company is required to file a registration statement by November 5, 1999 to register the resale of the shares issued in the offering and any shares issued upon the exercise of the warrants.

   The Company used the proceeds of the two September 1999 offerings to pay certain expenses associated with the offerings, repay the Company's primary cylinder vendor who financed the purchase of cylinders during fiscal 1999 (see
Note 8), repay other indebtedness and acquire assets. The balance will be used to acquire additional assets and for working capital and general corporate purposes.

                            BLUE RHINO CORPORATION

 Bison Valve Acquisition

   On September 17, 1999, the Company contracted for the acquisition of certain assets related to the OPD developed, manufactured and marketed by Bison Valve. The acquired assets included OPD molds, dies, and all intellectual property relating to the OPD developed by Bison Valve and its manager, Michael A. Waters, which includes two patent applications on the OPD. The purchase price included $1,123 in cash, the offset of approximately $732 in principal and accrued interest due to the Company under a convertible note (Note 10), $50 in assumed liabilities and a ten year warrant to purchase 100,000 shares of the Company's Common Stock at an exercise price equal to $7.40 per share. Also included in the purchase agreement is a provision to pay Mr. Waters between 2 1/2% and 12% of future sales of OPDs based on gross margins for the life of the patents This acquisition will be accounted for by the purchase method of accounting.

 Joint Venture

   On October 21, 1999, the Company and Manchester Tank and Equipment Company ("Manchester") entered into a letter of intent to establish a joint venture to operate and manage the automated propane bottling and cylinder refurbishing plant currently under construction in North Carolina (Note 4). Blue Rhino and Manchester will share in the cost of developing and constructing the plant.

 Cylinder Exchange Acquisition

   On October 25, 1999, the Company agreed to acquire a cylinder exchange provider with approximately 700 locations in Tennessee, South Carolina and Georgia for approximately $1,300 in the aggregate related to assets including cylinders, cylinder displays and the right, title and interest in and to seller's retail propane cylinder exchange accounts and locations. This acquisition will be accounted for by the purchase method of accounting.

18. Quarterly Financial Data (unaudited):

                                              Fiscal 1999 Quarter Ended
                                       ----------------------------------------
                                                                April    July
                                       October 31, January 31,   30,      31,
                                       ----------- ----------- -------  -------
                                        (in thousands, except per share data)
Total revenues........................   $9,434      $9,228    $11,890  $23,268
Total operating costs and expenses....    9,231       9,033     11,428   20,380
                                         ------      ------    -------  -------
Income from operations................   $  203      $  195    $   462  $ 2,888
                                         ======      ======    =======  =======
Net income (loss).....................   $  (70)     $   68    $  (357) $ 2,426
                                         ======      ======    =======  =======
Per share data:
  Basic earnings (loss) per common
   share..............................   $(0.01)     $ 0.01    $ (0.05) $  0.32
                                         ======      ======    =======  =======
  Diluted earnings (loss) per common
   share(1)...........................   $(0.01)     $ 0.01    $ (0.05) $  0.31
                                         ======      ======    =======  =======

                                              Fiscal 1998 Quarter Ended
                                       ----------------------------------------
                                                                April    July
                                       October 31, January 31,   30,      31,
                                       ----------- ----------- -------  -------
                                        (in thousands, except per share data)
Total revenues........................   $ 4,256     $ 4,301   $ 5,844  $13,537
Total operating costs and expenses....     5,213       5,081     6,389   11,934
                                         -------     -------   -------  -------
Income (loss) from operations.........   $  (957)    $  (780)  $  (545) $ 1,603
                                         =======     =======   =======  =======
Net income (loss).....................   $(1,340)    $(1,223)  $(1,067) $ 1,154
                                         =======     =======   =======  =======
Per share data:
  Basic earnings (loss) per common
   share..............................   $ (0.81)    $ (0.83)  $ (0.72) $  0.18
                                         =======     =======   =======  =======
  Diluted earnings (loss) per common
   share..............................   $ (0.81)    $ (0.83)  $ (0.72) $  0.17
                                         =======     =======   =======  =======

--------
(1) Quarterly amounts do not add to annual amounts due to the effect of rounding on a quarterly basis.

                            BLUE RHINO CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Concluded)


   The total revenues for fiscal quarters ended January 31, 1999, October 31, 1998, July 31, 1998, April 30, 1998, January 31, 1998 and October 31, 1997
have been adjusted to include lease income previously reported in total operating costs and expenses of $313, $212, $173, $150, $127, and $117, respectively to be consistent with the presentation adopted in the fiscal quarters ended July 31, 1999 and April 30, 1999.

   Additionally, total operating costs and expenses and income from operations for the fiscal quarters ended April 30, 1999 and January 31, 1999 were adjusted to reflect the allocation of USA Leasing's interest and depreciation and amortization and other expenses previously reported as a component of cost of sales to be consistent with the presentation adopted in the fiscal quarter and year ended July 31, 1999. The amounts reclassified are as follows:

                                                           January 31, April 30,
                                                              1999       1999
                                                           ----------- ---------
      Interest............................................    $173       $225
      Depreciation and amortization.......................      93        132
      Other...............................................       2          7

Item 9--Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   The information concerning changes in and disagreements with accountants on accounting and financial disclosure contained in the section titled Independent Public Accountants in the definitive proxy statement for the annual meeting of stockholders which will be filed within 120 days after the fiscal year end covered by this report are incorporated by reference.

                                   PART III

Item 10--Executive Officers and Directors

   Our executive officers and directors and their ages as of the date hereof are as follows:

      Name                      Age                    Position
      ----                      ---                    --------
      Billy D. Prim (1).......   44 Chairman of the Board, President
                                     and Chief Executive Officer

      Andrew J. Filipowski       48 Vice Chairman
       (1)....................

      Mark Castaneda..........   35 Chief Financial Officer, Secretary and Director

      Kay B. Martin...........   46 Vice President, Chief Information Officer

      Richard E. Belmont......   39 Vice President, Marketing

      Joseph T. Culp..........   42 Vice President, Partner Development

      Jerald D. Shadley.......   51 Vice President, Sales

      Thomas W. Ferrell.......   47 Vice President, Products

      Richard A. Brenner         36 Director
       (2)(3).................

      Steven D. Devick (2)(3).   48 Director

      Craig J. Duchossois (1).   54 Director

      John H. Muehlstein (3)..   44 Director

--------
(1) Member of the Executive Committee.
(2) Member of the Compensation Committee.
(3) Member of the Audit Committee.

   Billy D. Prim co-founded Blue Rhino Corporation in March 1994 and has served as its Chief Executive Officer and Chairman since its incorporation and as its President since January 1996. Mr. Prim also serves as president and chief executive officer and is a 51% stockholder of American Oil and Gas, Inc., a North Carolina based holding company. Until April 1995, American Oil and Gas, Inc. was a distributor of propane gas, home heating oil, diesel fuel and kerosene. Mr. Prim is a director of several privately-held companies, including PPH and Ark, which represent eight of our distributors in which he previously had an ownership interest. He is also a director of Southern Community Bank & Trust and the National Propane Gas Association.

   Andrew J. Filipowski co-founded Blue Rhino Corporation in March 1994 and has served as its Vice Chairman since May 1994. Mr. Filipowski is the founder and chairman of divine interVentures, Inc. (formerly Platinum Venture Partners, Inc.), a venture capital firm with interests in information technology, software and software services and media related enterprises. Mr. Filipowski was a co-founder of Platinum technology, Inc. and served as its chairman of the board, president and chief executive officer from its formation in April 1987 until its sale to Computer Associates, Inc. in March 1999. Mr. Filipowski is also a director of Platinum Entertainment, Inc., System Software Associates, Inc. and several privately-held companies including PPH and Ark, which represent eight of our distributors in which he previously had an ownership interest.

   Mark Castaneda has served as our Chief Financial Officer since October 1997, our Secretary since February 1998 and one of our directors since August 1998. Prior to joining us, Mr. Castaneda served as the vice president of finance and the chief financial officer for All Star Gas Corporation from July 1995 until October 1997, served as a director of planning and controller of Skelgas Propane, Inc. from May 1991 to July 1995, and as a certified public accountant with Deloitte & Touche LLP from June 1986 to May 1991.

   Kay B. Martin has served as our Vice President and Chief Information Officer since March 1997. Prior to joining us, Ms. Martin served as the director of information resources for R.J. Reynolds Tobacco Company from March 1988 to March 1997.

   Richard E. Belmont has served as our Vice President of Marketing since August 1998 and served as our Vice President of Sales and Marketing from March 1995 to August 1998. Prior to joining us, Mr. Belmont was a product planning manager and a product manager with the Char-Broil Division of W.C. Bradley Co. from January 1991 to March 1995. Mr. Belmont is currently a director of the Barbecue Industry Association of America.

   Joseph T. Culp has served as our Vice President of Partner Development since November 1995. Prior to joining us, Mr. Culp was the general manager of Skelgas Propane, Inc. from February 1994 to November 1995, and a regional manager for Suburban Propane Partners, L.P. from January 1981 to February 1994.

   Jerald D. Shadley has served as our Vice President of Sales since August 1998. Prior to joining us, Mr. Shadley served as vice president of sales and marketing for McCulloch Corp. from January 1996 to May 1998. Previously, Mr. Shadley was executive vice president, sales and marketing from July 1994 to January 1996 and vice president, sales and marketing from April 1991 to July 1994 for Homelite, Inc.

   Thomas W. Ferrell has served as our Vice President of Products since November 1998. Mr. Ferrell previously served as manager of our Rhino Services subsidiary from March 1997 to November 1998. Prior to joining us, Mr. Ferrell served as president of Total Operations Management, Inc. from November 1993 to March 1997.

   Richard A. Brenner has served as a director since August 1998. Mr. Brenner has served as president of Amarr Company since July 1993 and has served on the Board of Advisors of Wachovia Bank since 1993.

   Steven D. Devick has served as one of our directors since May 1994. Mr. Devick is a co-founder of Platinum Entertainment, Inc. and has served as its chairman of the board and chief executive officer since January 1992 and as its president since January 1996. Mr. Devick is an officer and director of several privately-held companies.

   Craig J. Duchossois has served as one of our directors since May 1994. Mr. Duchossois has been the chief executive officer of Duchossois Industries, Inc. since 1995 and served as its president from 1986 to 1995. Mr. Duchossois has also served as a director of Platinum Entertainment, Inc., and currently serves as a director of Bissell, Inc. and LaSalle Bank, National Association as well as several privately-held companies.

   John H. Muehlstein has served as one of our directors since September 1995. Since 1986, Mr. Muehlstein has been a principal of the law firm of Pedersen & Houpt, a Professional Corporation, our legal counsel. Mr. Muehlstein also serves as a director of Einstein/Noah Bagel Corp., SpinCycle, Inc. and several privately-held companies.

Section 16(a) Beneficial Ownership Reporting Compliance

   The information concerning Section 16(a) beneficial ownership reporting compliance contained in the section titled Directors and Executive Officers in the definitive proxy statement for the annual meeting of stockholders which will be filed within 120 days after the fiscal year end covered by this report are incorporated herein by reference.

Item 11--Executive Compensation

   The information concerning the compensation of our executive officers and directors, contained in the sections titled Director Compensation and Executive Compensation in our definitive proxy statement for the annual meeting of stockholders which will be filed within 120 days after the fiscal year end covered by this report are incorporated herein by reference.

Item 12--Security Ownership of Certain Beneficial Owners and Management

   The information concerning our principal stockholders, contained in the section titled Common Stock Ownership of Directors, Executive Officers and Certain Beneficial Owners in our definitive proxy statement for the annual meeting of stockholders which will be filed within 120 days after the fiscal year end covered by this report are incorporated herein by reference.

Item 13--Certain Relationships and Related Transactions

   The information concerning certain transactions to be disclosed pursuant to Rule 404, contained in the section titled Certain Transactions in our definitive proxy statement for the annual meeting of stockholders which will be filed within 120 days after the fiscal year end covered by this report are incorporated herein by reference.

                                    PART IV

Item 14--Exhibits, Financial Statement Schedules and Reports on Form 8-K

   (a) The following documents are filed as part of this report:

     (1) Consolidated Financial Statements of the Company are included in
  Part II, Item 8:

       Reports of Independent Accountants

       Consolidated Balance Sheets

       Consolidated Statements of Operations

       Consolidated Statements of Changes in Stockholders' Equity

       Consolidated Statements of Cash Flows

       Notes to Consolidated Financial Statements

     (2) Financial Statement Schedules

      Schedule II-Valuation and Qualifying Accounts

     (3) Exhibits

       See the Exhibit Index following the Signature Page, which is incorporated herein by reference.

   (b) Reports on Form 8-K

     Current Report on Form 8-K dated May 3, 1999, Item 4 to Report a Change in Certifying Accountants.

                                  Schedule II

                             Blue Rhino Corporation

                       Valuation and Qualifying Accounts
                Fiscal Years Ended July 31, 1999, 1998 and 1997
                                 (in thousands)

         Column A                      Column B   Column C   Column D  Column E
         --------                     ---------- ---------- ---------- --------
                                      Balance at Charged to            Balance
                                      Beginning  Costs and              End of
       Description                    of Period   Expenses  Deductions  Period
       -----------                    ---------- ---------- ---------- --------
Year ended July 31, 1997
Allowance for doubtful accounts......    $ 82       $ 72       $--       $154

Year ended July 31, 1998
Allowance for doubtful accounts......     154        --          20       134

Year ended July 31, 1999
Allowance for doubtful accounts......     134        296        --        430

                                   SIGNATURES

   Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Blue Rhino Corporation

                                                   /s/ Billy D. Prim
Date: October 28, 1999                    By: _________________________________
                                                       Billy D. Prim
                                             Chairman of the Board, President
                                                            and
                                                  Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

             Signature                           Title                    Date
             ---------                           -----                    ----


       /s/ Billy D. Prim             Chairman of the Board,         October 28, 1999
____________________________________  President and Chief
           Billy D. Prim              Executive Officer
                                      (Principal Executive
                                      Officer)

       /s/ Mark Castaneda            Secretary, Chief Financial     October 28, 1999
____________________________________  Officer and Director
           Mark Castaneda             (Principal Financial and
                                      Accounting Officer)

    /s/ Andrew J. Filipowski         Vice Chairman of the Board     October 28, 1999
____________________________________
        Andrew J. Filipowski

                                     Director                       October 28, 1999
____________________________________
        Craig J. Duchossois

      /s/ Steven D. Devick           Director                       October 28, 1999
____________________________________
          Steven D. Devick

     /s/ John H. Muehlstein          Director                       October 28, 1999
____________________________________
         John H. Muehlstein

     /s/ Richard A. Brenner          Director                       October 28, 1999
____________________________________
         Richard A. Brenner

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

  4.2 Registration Rights Agreement among the Company and the purchasers of Common Stock and Warrants dated September 7,
           1999 incorporated by reference to Exhibit 4.1 to the Company's
           Current Report on Form 8-K dated September 23, 1999.

  4.3 Registration Rights Agreement among the Company and the Buyers of its Convertible Notes dated September 20, 1999 incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated September 23, 1999.

  4.4      Amendment to Amended and Restated Registration Rights
           Agreement among the Company and certain holders of its common stock dated September 7, 1999 incorporated by reference to
           Exhibit 4.4 to the Company's Current Report on Form 8-K dated
           September 23, 1999.

  4.5 Form of Warrant to Purchase Common Stock of the Company issued to purchasers of the Company's Common Stock in its private offering dated September 7, 1999 incorporated by reference to
           Exhibit 4.4 to the Company's Current Report on Form 8-K dated
           September 23, 1999.

  4.6 Form of Warrant to Purchase Common Stock of the Company issued to purchasers of the Company's Convertible Notes on September
           20, 1999 incorporated by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K dated September 23, 1999.

  4.7      Form of Warrant issued to Michael A. Waters dated September
           17, 1999 incorporated by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K dated September 23, 1999.
 10.1(a)   Loan Agreement, dated as of December 31, 1998, between the
           Company and NationsBank, N.A. incorporated by reference to
           Exhibit 10.1(a) to Amendment No. 1 to the Company's
           Registration Statement on Form S-1 dated January 15, 1999.

 10.1(b)   Security Agreement, dated as of December 31, 1998 between the
           Company and NationsBank, N.A. incorporated by reference to
           Exhibit 10.1(b) to Amendment No. 1 to the Company's
           Registration Statement on Form S-1 dated January 15, 1999.

 10.1(c) Promissory Note dated December 31, 1998 made by the Company in favor of NationsBank, N.A. incorporated by reference to
           Exhibit 10.1(c) to Amendment No. 1 to the Company's
           Registration Statement on Form S-1 dated January 15, 1999.

 10.1(d) Promissory Note dated December 31, 1998 made by the Company in favor of NationsBank, N.A. incorporated by reference to
           Exhibit 10.1(d) to Amendment No. 1 to the Company's
           Registration Statement on Form S-1 dated January 15, 1999.

 10.1(e)   Amendment to Loan Agreement dated June 14, 1999, between the
           Company and NationsBank, N.A. incorporated by reference to
           Exhibit 10.1(e) to Amendment No. 1 to the Company's
           Registration Statement on Form S-1 dated July 21, 1999.

 10.2 Note Purchase Agreement, dated as of January 1, 1998, among the Company and Craig J. Duchossois, Andrew Filipowski, James
           Liautaud and Lennard Carlson, incorporated by reference to
           Exhibit 10.2 to the Company's Registration Statement on Form
           S-1 dated May 18, 1998.


  Exhibit
  Number                       Description of Exhibit
  -------                      ----------------------
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

 10.6      Collateral Assignment of License Agreement, dated as of
           February 12, 1998, by Bison Valve, L.L.C. to the Company, incorporated by reference to Exhibit 10.6 to the Company's
           Registration Statement on Form S-1 dated May 18, 1998.

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

 10.8(a) Form of Security Agreement to Secure the Sale of Cylinders between the Company and Its Distributors, incorporated by reference to Exhibit 10.8(a) to the Company's Registration
           Statement on Form S-1 dated May 18, 1998.

 10.8(b) Form of Promissory Note Evidencing the Sale of Cylinders between the Company and Its Distributors, incorporated by reference to Exhibit 10.8(b) to the Company's Registration
           Statement on Form S-1 dated May 18, 1998.

 10.9      Amended and Restated Stock Option Plan for Non-employee
           Directors, incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1 dated January 5,
           1998.

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

 10.14     Real Estate Lease between the Company and Rhino Real Estate,
           L.L.C. dated as of January 1, 1999, incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on
           Form S-1 dated January 5, 1998.

 10.15(a) Master Lease dated as of February 1, 1996 between the Company and Nelco, Ltd., Incorporated by reference to Exhibit 10.20(a) to the Company's Registration Statement as Form S-1 dated May
           18, 1998.


  Exhibit
  Number                       Description of Exhibit
  -------                      ----------------------
 10.15(b)  Lease Agreement dated August 11, 1996 between the Company and
           Leasing Innovations, Incorporated, incorporated by reference to Exhibit 10.15(b) to Amendment No. 1 to the Company's
           Registration Statement as Form S-1 dated January 15, 1999.

 10.15(c)  Lease Agreement dated June 26, 1997 between the Company and
           Green Tree Vendor Services Corporation, incorporated by reference to Exhibit 10.20(c) to the Company's Registration
           Statement on Form S-1 dated May 18, 1998.

 10.16     Services Agreement dated June 1, 1997 between the Company and
           Information Management Systems Services incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K dated October 29, 1998.

 10.17(a) Limited Guarantee dated December 31, 1998 made by the Company in favor of NationsBank, N.A. incorporated by reference to the Company's Amendment No. 1 to Registration Statement on Form
           S-1 dated January 15, 1999.

 10.17(b) Subordinated Security Agreement dated December 31, 1998 between the Company and USA Leasing, L.L.C. incorporated by reference to Amendment No. 1 to the Company's Registration
           Statement on Form S-1 dated January 15, 1999.

 10.17(c)  Subordination Agreement dated December 31, 1998 among the
           Company, USA Leasing, L.L.C. and NationsBank, N.A.
           incorporated by reference to Amendment No. 1 to the Company's
           Registration Statement on Form S-1 dated January 15, 1999.

 10.18(a)  Securities Purchase Agreement among the Company and Promethean
           Investment Group, L.L.C., dated September 20, 1999 incorporated by reference to Exhibit 10.1 to the Company's
           Current Report on Form 8-K dated September 23, 1999.

 10.18(b)  Form of Convertible Note issued to purchasers of the Company's
           Convertible Notes on September 20, 1999 incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated September 23, 1999.

 10.19     Asset Purchase Agreement among the Company, Bison Valve,
           L.L.C. and Michael A. Waters dated September 17, 1999 incorporated by reference to Exhibit 10.3 to the Company's
           Current Report on Form 8-K dated September 23, 1999.

 10.20 Employment Agreement between the Company and Billy D. Prim dated May 31, 1999 effective as of January 1, 1999.

 21.1      Subsidiaries of the Company.

 23.1      Consent of Ernst & Young LLP

 23.2      Consent of PricewaterhouseCoopers LLP
 27.1      Financial Data Schedule