Form 10-Q
period 1999-10-31
BLUE RHINO CORP
filed 1999-12-15
CIK 1034379

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           _________________________

                                   FORM 10-Q


[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended October 31, 1999

                                       OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _____to ______

     _____________________________________________________________________

                        Commission file number:  0-14133

                             BLUE RHINO CORPORATION
             (Exact name of registrant as specified in its charter)



          Delaware                                            56-1870472
(State of other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                         Identification No.)

                           104 Cambridge Plaza Drive
                      Winston-Salem, North Carolina  27104
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

     Yes [X ]    No [   ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of December 13, 1999: 8,647,654 - common shares

                             BLUE RHINO CORPORATION

                                     INDEX
                                     -----



PART 1:  FINANCIAL INFORMATION                                                 3

Item 1:  Financial Statements (unaudited):                                     3

           Condensed consolidated balance sheets as of October 31, 1999 and
           July 31, 1999                                                       3

           Condensed consolidated statements of operations for the three
           month periods ended October 31, 1999 and 1998                       4

           Condensed consolidated statements of cash flows for the three
           month periods ended October 31, 1999 and 1998                       5

           Notes to condensed consolidated financial statements                6

Item 2:  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                 9

Item 3:  Quantitative and Qualitative Disclosures about Market Risk           14


PART II: OTHER INFORMATION                                                    15


Item 1:  Legal Proceedings                                                    15


Item 2:  Changes in Securities                                                15


Item 3:  Defaults Upon Senior Securities                                      15


Item 4:  Submission of Matters to a Vote of Security Holders                  15


Item 5:  Other Information                                                    15


Item 6:  Exhibits and Reports on Form 8-K                                     15


SIGNATURES                                                                    16

PART I. FINANCIAL INFORMATION
-----------------------------

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                            Blue Rhino Corporation
                     Condensed Consolidated Balance Sheets
                   As of October 31, 1999 and July 31, 1999
                                (in thousands)

                                                                            October 31,          July 31,
                                                                               1999                1999
                                                                            ----------          ----------
                                                                            (unaudited)
                              ASSETS
                              ------
Current assets:
    Cash and cash equivalents                                                $    781            $    913
    Accounts receivable, net                                                    9,734              12,736
    Inventories                                                                   191                 106
    Prepaid expenses and other current assets                                   1,881               2,137
                                                                             --------            --------
        Total current assets                                                   12,587              15,892

Cylinders held under operating lease agreements, net                           17,873              17,205
Property, plant and equipment, net                                             18,409              16,646
Intangibles, net                                                               10,993               9,478
Other assets                                                                      954                 678
                                                                             --------            --------

        Total assets                                                         $ 60,816            $ 59,899
                                                                             ========            ========

               LIABILITIES AND STOCKHOLDERS' EQUITY
               ------------------------------------
Current liabilities:
    Accounts payable                                                         $  4,996            $  6,386
    Current portion of long-term debt and capital lease obligations             1,148               1,423
    Accrued liabilities                                                           968                 641
                                                                             --------            --------
        Total current liabilities                                               7,112               8,450

Notes payable to bank                                                          11,990              16,580
Long-term debt, less current maturities                                         6,446               7,037
Capital lease obligations, less current maturities                                350                 494
                                                                             --------            --------
        Total liabilities                                                      25,898              32,561

Stockholders' equity:
    Common stock                                                                    9                   8
    Additional paid in capital                                                 54,084              46,825
    Accumulated deficit                                                       (19,155)            (19,495)
                                                                             --------            --------
        Total stockholders' equity                                             34,918              27,338
                                                                             --------            --------
        Total liabilities and stockholders' equity                           $ 60,816            $ 59,899
                                                                             ========            ========




                The accompanying notes are an integral part of these financial statements.

                           Blue Rhino Corporation

               Condensed Consolidated Statements of Operations

            For the Three Months Ended October 31, 1999 and 1998
                     (in thousands, except per share data)

                                                     Three Months Ended
                                                         October 31,
                                                     ------------------
                                                      1999        1998
                                                     -------     ------
                                                         (unaudited)
Revenues:
    Net sales                                        $13,443     $9,222
    Lease income                                         765        212
                                                     -------     ------
        Total revenues                                14,208      9,434

Operating costs and expenses:
    Cost of sales                                     10,123      6,934
    Selling, general and administrative                2,450      1,773
    Depreciation and amortization                        917        524
                                                     -------     ------
        Total operating costs and expenses            13,490      9,231
                                                     -------     ------
        Income from operations                           718        203

Other expenses (income):
    Interest expense                                     378         32
    Loss on investee                                       -        311
    Other income, net                                      -        (70)
                                                     -------     ------
        Income (loss) before taxes                       340        (70)

Income taxes                                               -          -
                                                     -------     ------
        Net income (loss)                            $   340     $  (70)
                                                     =======     ======

Earnings (loss) per common share:
    Basic and diluted                                $  0.04     $(0.01)
                                                     =======     ======

Weighted average common shares used in
  computing earnings (loss) per common share:
    Basic                                              8,242      7,631
                                                     =======     ======
    Diluted                                            8,268      7,631
                                                     =======     ======

The accompanying notes are an integral part of these financial statements.

                            Blue Rhino Corporation
                Condensed Consolidated Statements of Cash Flows
             For the Three Months Ended October 31, 1999 and 1998
                                (in thousands)

                                                                                                 Three Months Ended
                                                                                                     October 31,
                                                                                               ----------------------
                                                                                                 1999          1998
                                                                                               --------      --------
                                                                                                    (unaudited)
Cash flows from operating activities:
    Net income (loss)                                                                           $    340     $   (70)
    Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
       Depreciation and amortization                                                                 917         524
       Loss on disposal of assets                                                                      3           -
       Loss on investee                                                                                -         311
       Expense related to distributor stock option plan                                               77          74
       Accretion of interest and amortization of discount on
        convertible notes                                                                             72           -
       Changes in operating assets and liabilities, net
        of business acquisitions:
          Accounts receivable                                                                      3,002       2,552
          Inventories                                                                                (55)          -
          Other current assets                                                                       100      (1,201)
          Accounts payable                                                                        (1,390)     (1,866)
          Other accrued liabilities                                                                  203         (62)
                                                                                                --------     -------

              Net cash provided by operating activities                                            3,269         262
                                                                                                --------     -------

Cash flows from investing activities:
    Business acquisitions                                                                         (1,256)     (3,614)
    Purchases of property, plant and equipment                                                    (2,272)     (1,099)
    Purchases of cylinders held under operating leases, net                                         (861)     (3,654)
    Collections on notes receivable                                                                   20         104
                                                                                                --------     -------

              Net cash used in investing activities                                               (4,369)     (8,263)
                                                                                                --------     -------

Cash flows from financing activities:
    Proceeds from issuance of common stock, net of expenses                                        6,361           -
    Proceeds from issuance of convertible notes                                                    7,000           -
    Payment on cylinder financing                                                                 (7,000)          -
    Proceeds from notes payable to bank                                                           10,500       9,933
    Payments on notes payable to bank                                                            (16,090)     (3,433)
    Payment of financing costs                                                                      (435)          -
    Payments of long-term debt and capital lease obligations                                        (368)       (285)
                                                                                                --------     -------
              Net cash provided by financing activities                                              968       6,215
                                                                                                --------     -------

Net decrease in cash and cash equivalents                                                           (132)     (1,786)
Cash and cash equivalents at beginning of period                                                     913       5,908
                                                                                                --------     -------

Cash and cash equivalents at end of period                                                      $    781     $ 4,122
                                                                                                ========     =======

        The accompanying notes are an integral part of these financial statements.

                             Blue Rhino Corporation
              Notes to Condensed Consolidated Financial Statements
                          October 31, 1999 (Unaudited)
            (dollars in thousands, except share and per share data)


Note 1 - Basis of Presentation

     The condensed consolidated financial statements of Blue Rhino Corporation (the "Company") include the accounts of its wholly owned subsidiaries, Rhino Services, L.L.C., formed in March 1997, CPD Associates, Inc., formed in March 1998 and USA Leasing, L.L.C. ("USA Leasing") formed in October 1998. All intercompany transactions and balances have been eliminated in consolidation.

     The accompanying unaudited interim condensed consolidated financial statements of the Company have been prepared by the Company in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of items of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three months ended October 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2000.

     The balance sheet at July 31, 1999 has been derived from the audited financial statements of the Company as of July 31, 1999 but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     These financial statements should be read in conjunction with the audited consolidated financial statements of Blue Rhino Corporation as of and for the year ended July 31, 1999.

Note 2 - Inventories

     Inventories consisted of the following at:

                                      October 31,        July 31,
                                         1999              1999
                                   -----------------  ---------------
                                     (unaudited)
Patio heaters                           $ 110               $   -
Other supplies                             81                 106
                                        -----               -----
                                        $ 191               $ 106
                                        =====               =====


Note 3 - Intangibles, net

      Intangibles consisted of the following at:

                                                   October 31,     July 31,
                                                     1999            1999
                                                   -----------     --------
                                                   (unaudited)
Goodwill                                              $ 9,630        $9,570
Patents and trademarks                                  1,522            61
Noncompete agreements                                     398           293
Accumulated amortization                                 (557)         (446)
                                                      -------        ------
                                                      $10,993        $9,478
                                                      =======        ======

     On September 17, 1999, the Company completed the acquisition of certain assets related to the overfill prevention device ("OPD") developed, manufactured and marketed by Bison Valve, L.L.C ("Bison Valve"). The acquired assets included OPD molds, dies, and all intellectual property relating to the OPD developed by Bison Valve, which includes two patent applications on the OPD. This acquisition has been accounted for by the purchase method of accounting. The aggregate purchase price, including certain acquisition costs, was approximately $1,655, of which approximately $1,572 was allocated to intangibles consisting of patents and a non-compete agreement.

Note 4 - Notes Payable to Bank

     On December 9, 1999, the Company entered into an amended and restated credit facility with its bank. The $25,000 facility will be used to finance working capital, acquisitions and capital expenditures, and to support the issuance of documentary and standby letters of credit (the "Amended and Restated Bank Credit Facility"). The Amended and Restated Bank Credit Facility replaced the Company's prior facility and the facility of the Company's wholly owned subsidiary, USA Leasing. The Amended and Restated Bank Credit Facility, which expires on August 31, 2001, bears interest at a maximum rate of LIBOR plus 2.25% and is collateralized by a lien on substantially all of the Company's assets. In addition to interest, the Amended and Restated Bank Credit Facility requires a commitment fee of $50 and a 1/4% fee on any unused balance. The Amended and Restated Bank Credit Facility also requires the Company to meet certain covenants, including maintaining a minimum net worth, debt coverage and cash flow coverage ratios. As of October 31, 1999, the Company had borrowings under its existing credit facilities of $11,990, which bear interest at a maximum rate of LIBOR plus 2.25%. Each of the Company's subsidiaries has executed a guaranty of this facility in favor of the bank.

Note 5 - Certain Transactions

Common Stock and Warrant Private Placement

     On September 7, 1999, the Company completed a $7,236 private placement of 981,119 units each consisting of one share of the Company's Common Stock and one warrant to purchase 0.35 shares of Common Stock. The offering was only made to "accredited investors", as defined in Rule 501(a) of Regulation D. The investors included the following officers and directors of the Company: Messrs. Billy D. Prim, Craig J. Duchossois, Andrew J. Filipowski, Mark Castaneda, Steven D. Devick, Richard A. Brenner and Jerald D. Shadley, who in the aggregate purchased 438,747 of the 981,119 units sold. The price per unit was $7.375, which was the closing price of the Company's Common Stock on September 3, 1999, the last trading day prior to consummation of the offering. The warrants may be exercised at a price equal to $8.48 per share at any time prior to September 7, 2004.

Convertible Note and Warrant Private Placement

     On September 22, 1999, the Company entered into an agreement with two institutional investors (the "Investors") to issue $7,000 of 5% Convertible Notes (the "Convertible Notes") and 332,203 warrants to purchase Common Stock in a private placement (the "Convertible Note Offering"). The Convertible Notes have a two-year term and bear interest at 5% per annum, payable in full in cash or in shares of Common Stock at the Company's option. The Company may require the holders of the Convertible Notes to convert the principal and interest on the Convertible Notes into common stock over a company-chosen conversion period, which may be from 20 to 60 days and must be in amounts of at least $300 subject to certain conditions. Upon the occurrence of certain events, the holder may convert the principal and interest on the Convertible Notes into common stock. The Convertible Notes convert at the lesser of a fixed conversion price or 95% of the weighted average price of the common stock at the time of conversion. The warrants are exercisable for five years at an exercise price of $8.48 per share. The Company valued the warrants at approximately $610 (which is reflected in the balance sheet as a discount offsetting long term debt and a credit to paid-in capital) and is amortizing this amount using the effective interest method over the term of the Convertible Notes. The fair value of the warrants was determined by using the Black-Scholes pricing model with the following weighted-average assumptions: expected life of two years; expected volatility of 40%; expected dividends of $0 and a risk-free interest rate of 5.83%. In the future, the Company may also require the Investors to purchase, in up to two additional transactions, Convertible Notes in an aggregate amount equal to at least $1,000 but not more than $4,900 if certain conditions are met. The Convertible Notes are subordinate, subject to certain exceptions, to up to $25,000 of the Company's indebtedness to its bank.

     The Company used the net proceeds of the two September 1999 offerings to repay $7.0 million of cylinder financing, repay other indebtedness and acquire assets.


Affiliated Distributors

     In August 1999, the Company's Chairman and Chief Executive Officer, Billy
D. Prim, and Vice Chairman, Andrew J. Filipowski sold all of their interests in Blue Rhino distributors to an existing investor in Platinum Propane Holdings, LLC, a holding company for five Blue Rhino distributors. This investor is not affiliated with the Company.

Note 6 - Income Taxes

     No provision for income taxes was recorded for the three months ended October 31, 1999 due to the reversal of deferred tax assets for which the benefit was fully reserved.


Note 7 - Earnings (Loss) Per Share

     The basic and diluted earnings (loss) per share was determined as follows:

                                                                          Three Months Ended
                                                                             October 31,
                                                                      --------------------------
                                                                         1999            1998
                                                                      ----------      ----------
Basic and diluted earnings (loss) per common share:
Net income (loss)...................................................      $  340         $  (70)
Weighted average common shares used in computing the
 Earnings (loss) per common share (in thousands):
  Basic.............................................................       8,242          7,631
  Effect of dilution................................................          26         __
                                                                      ----------      ----------
  Diluted...........................................................       8,268          7,631
                                                                      ==========      ==========
Basic and diluted earnings (loss) per common share..................      $ 0.04         $(0.01)
                                                                      ==========      ==========

     Options to purchase Common Stock and the assumed exercise of warrants during the three months ended October 1998 have been excluded from the computation of diluted loss per common share as they were anti-dilutive.


Note 8 - Subsequent Events

S-3 Registration Statement

     On November 12, 1999, the Company filed a Registration Statement on Form S-3 (the "Registration") with the Securities and Exchange Commission to register 3,261,885 shares for re-sale by certain security holders. The shares include 958,402 shares previously issued in private stock offerings, 100,000 warrants issued in the Bison Valve acquisition and 2,203,483 shares that may be issued upon the conversion or exercise of the securities issued in the Company's September 22, 1999 Convertible Note Offering. Blue Rhino controls the timing and extent of conversion of the Convertible Notes into shares. The Registration does not represent the offering of new shares. The Registration was declared effective on November 29, 1999.

Joint Venture

     On October 21, 1999, the Company and Manchester Tank and Equipment Company ("Manchester") entered into a letter of intent to establish a joint venture to operate and manage the automated propane bottling and cylinder refurbishing plant currently under construction in Hamptonville, North Carolina. Blue Rhino and Manchester will share in the cost of developing and constructing the plant. The terms of the joint venture agreement are being negotiated.

Acquisitions

     In December 1999, the Company also closed on two acquisitions of cylinder exchange assets, including cylinder display racks and sellers' right, title and interest in a total of approximately 880 cylinder exchange accounts and locations for an aggregate cash purchase price of approximately $1.7 million. One acquisition, for a purchase price of approximately $1.3 million, was for cylinder exchange assets and approximately 700 cylinder exchange accounts and locations in Georgia, Tennessee and South Carolina. The second acquisition had a purchase price of approximately $400,000 for approximately 180 cylinder exchange accounts and locations in Ohio. These acquisitions will be accounted for under the purchase method of accounting and will be financed with cash provided by our Amended and Restated Bank Credit Facility and from cash provided by operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and related notes of Blue Rhino Corporation and its wholly owned subsidiaries, Rhino Services, L.L.C., CPD Associates, Inc. and USA Leasing, L.L.C. (together with Blue Rhino Corporation, Rhino Services, L.L.C., CPD Associates, Inc. and USA Leasing, L.L.C., the "Company"), and with the Company's audited consolidated financial statements as of and for the fiscal year ended July 31, 1999, on file with the Securities and Exchange Commission. The results of operations for the three months ended October 31, 1999 are not necessarily indicative of results that may be expected for the year ended July 31, 2000, in part due to the seasonality of the Company's business. Historically, the Company has generated approximately 65% to 70% of its revenues in the six months beginning in February and ending in July which months correspond with our third and fourth fiscal quarters.


     We are the leading national provider of propane grill cylinder exchange in the United States with Blue Rhino cylinder exchange displays at over 20,000 retail locations in 46 states and Puerto Rico. We dedicate our efforts and capital to brand development, value-added marketing, customer service, account growth, distributor development and management information systems while our 49 independent distributors make the investments in the vehicles and refilling and refurbishing equipment necessary to operate cylinder exchange businesses. We are continually adding locations, concluding the first quarter of fiscal 2000 with approximately 20,000 locations, a net increase of 1,500 locations. From time to time customer locations are deinstalled due to closings, relocations, competitive, regulatory and other factors. In addition, some acquired locations are never converted to Blue Rhino locations for various reasons. As previously reported, Hechinger's, one of our customers has been in bankruptcy proceedings and, as a result, has closed stores, resulting in a loss of approximately 100 locations. Approximately 300 locations were deinstalled in the three months ended October 31, 1999 for various reasons. While we continue to add locations through acquisition and further penetration of existing retailer relationships, we may experience additional deinstallations in the future. The number of retail locations we report as of any date or the number of locations by which our installed base has increased in any period is net of any deinstallations in that period.

Results of Operations

Comparison of the Three Months Ended October 31, 1999 as Compared to the Three Months Ended October 31, 1998

     Total revenues. Total revenues increased 50.6% to approximately $14.2 million for the three months ended October 31, 1999 from approximately $9.4 million for the three months ended October 31, 1998. The total revenues of $14.2 million for the three months ended October 31, 1999 consisted of approximately $13.1 million from cylinder transactions, $364,000 from product sales (combined cylinder transactions and product sales are reflected on the statement of operations as net sales) and $765,000 from lease income. The product sales include sales of patio heaters, a new product offering in this three month period, and do not include cylinder sales which are part of cylinder transactions. The lease income is generated primarily from cylinders and cylinder displays under lease to distributors. The increase in total revenues was due primarily to the increase in the number of retail locations placed in service and increased sales volume at existing locations. The installed base of retail locations increased 67% to approximately 20,000 locations at October 31, 1999 from approximately 12,000 locations at October 31, 1998. The number of cylinders transacted increased 39.3% to approximately 982,000 units in the three months ended October 31, 1999 from approximately 705,000 units during the three months ended October 31, 1998.

     Gross margin. Gross margin increased to 28.8% in the first quarter of fiscal 2000 from 26.5% in the first quarter of fiscal 1999. This increase was due primarily to additional lease income from cylinders and cylinder displays.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased 38.8% to approximately $2.5 million for the three months ended October 31, 1999 from approximately $1.8 million for the three months ended October 31, 1998 but decreased as a percentage of total revenues to 17.6% for the three months ended October 31, 1999 from 19.2% for the three months ended October 31, 1998. The increase in selling, general and administrative expenses was due primarily to additional compensation costs stemming primarily from the growth of our internal sales force, costs related to our introduction of a patio heater product and additional costs associated with operating a public company, including investor relations and other professional fees. The decrease in selling, general and administrative expenses as a percentage of total revenues was due primarily to the fact that a significant portion of our selling, general and administrative expenses are fixed and, as a result, selling, general and administrative expenses increased at a slower rate than total revenues.

     Depreciation and amortization. Depreciation and amortization increased to approximately $917,000 for the first quarter of fiscal 2000 from approximately $524,000 for the first quarter of fiscal 1999. Depreciation expense increased by $332,000 to approximately $763,000 for the first quarter of fiscal 2000 from approximately $431,000 for the first quarter of fiscal 1999 primarily due to the increase in the number of installed cylinder displays and the commencement of depreciation on cylinders held under operating lease agreements. We continued to purchase additional cylinders and cylinder displays to support growth in our installed base of retail locations. Our purchase of computer technology also impacted depreciation expense to a lesser extent. Amortization expense increased by $61,000 to approximately $154,000 in the first quarter of fiscal 2000 from approximately $93,000 in the first quarter of fiscal 1999 principally due to the increased amortization of intangibles associated with the purchase of retail propane cylinder exchange assets and to a lesser extent the amortization of patents related to our September 1999 purchase of certain assets related to the overfill prevention device ("OPD") from Bison Valve, L.L.C. ("Bison Valve").

     Interest expense. Interest expense increased to approximately $378,000 in the first quarter of fiscal 2000 from approximately $32,000 in the first quarter of fiscal 1999. The increase in interest expense resulted from the additional borrowings outstanding under our credit facilities. The additional borrowings were used primarily to purchase cylinders leased to our distributors, for business acquisitions and for capital expenditures including construction in progress on our automated propane bottling and cylinder refurbishing facility. The interest expense in the first quarter of fiscal 1999 was a result of capital lease obligations incurred principally to purchase computer technology.

     Loss on investee. The loss on investee in the quarter ended October 31, 1998 reflects the application of the equity method of accounting to our convertible loan to Bison Valve. We recorded these losses as Bison Valve used the proceeds of our loan to fund losses incurred primarily in researching, developing, marketing and producing an OPD and other propane related products. As of October 31, 1998, we recognized charges for the entire principal balance of the convertible loan. In September 1999, we purchased from Bison Valve the intellectual property, inventory and certain other assets related to its Underwriters Laboratories-approved OPD.

     Other income-net. Other income-net decreased to $0 in the first quarter of fiscal 2000 from $70,000 in the first quarter of fiscal 1999. The other income-net in the first quarter of fiscal 1999 resulted primarily from interest income from excess cash balances and various notes receivable.


Liquidity and Capital Resources

     Our primary sources of funds have been the issuance of stock and the incurrence of debt, most recently through a private stock offering and a convertible note offering in September 1999. We had positive working capital of approximately $5.5 million as of October 31, 1999, which is primarily the result of available proceeds from the private stock and convertible note offerings and to a lesser extent from cash provided by operations.

     Net cash provided by operations was approximately $3.3 million for the first quarter of fiscal 2000 and approximately $262,000 for the first quarter of fiscal 1999. For the first quarter of fiscal 2000, cash provided by operations included approximately $340,000 of net income.

     Net cash used in investing activities was approximately $4.4 million in the first quarter of fiscal 2000 and $8.3 million for the first quarter of fiscal 1999. The primary components of cash used in investing activities in both periods included acquisitions, purchases of cylinders leased to our distributors and investments in property, plant and equipment including approximately $1.1 million in the first quarter of fiscal 2000 for the automated propane bottling and cylinder refurbishing plant.

     Net cash provided by financing activities was approximately $1.0 million for the first quarter of fiscal 2000 and approximately $6.2 million for the first quarter of fiscal 1999. Cash provided by financing activities in the first quarter of fiscal 2000 included net proceeds of approximately $6.4 million from a common stock and warrant private placement and $7.0 million from a convertible notes and warrants private placement. For the first quarter of fiscal 1999, cash provided by financing activities resulted from bank borrowings. In both periods, the cash used in financing activities included payments on various notes payable and capital lease obligations.

     In September 1999, we entered into an agreement with two institutional investors (the "Investors") to issue $7.0 million of 5% Convertible Notes (the "Convertible Notes") and 332,203 warrants to purchase Common Stock (the "Warrants") in a private placement (the "Convertible Note Offering"). The Convertible Notes have a two year term and bear interest at 5% per annum, payable in full in cash or in common stock at maturity. We may require the holders of the Convertible Notes to convert the principal and interest on the Convertible Notes into Common Stock over a Company-chosen conversion period, which may be from 20 to 60 days and must be in amounts of at least $300,000 subject to certain conditions. Upon the occurrence of certain events, the holder may convert the principal and interest on the Convertible Notes into Common Stock. The Convertible Notes convert at the lesser of a fixed conversion price or 95% of the Weighted Average Price of the Common Stock at the time of conversion. The warrants are exercisable for five years at an exercise price of $8.48 per share. In the future, we may also require the Investors to purchase in up to two additional transactions Convertible Notes in an aggregate amount equal to at least $1.0 million but not more than $4.9 million if certain conditions are met. In addition, the Convertible Notes are subordinate, subject to certain exceptions, to up to $25.0 million of our indebtedness to our bank.

     Also, in September 1999, we completed a $7.2 million private placement of 981,119 units with each consisting of one share of our Common Stock, and one warrant to purchase 0.35 shares of Common Stock. The offering was made only to "accredited investors", as defined in Rule 501(a) of Regulation D. The investors included the following officers and directors of the Company: Billy D. Prim, Craig J. Duchossois, Andrew J. Filipowski, Mark Castaneda, Steven D. Devick, Richard A. Brenner and Jerald D. Shadley, who in the aggregate purchased 438,747 of the 981,119 units sold. The price per unit was $7.375, which was the closing price of our Common Stock on September 3, 1999, the final trading day prior to the consummation of the offering. The warrants may be exercised at a price equal to $8.48 per share at any time prior to September 7, 2004. Upon the repayment of $2.6 million of the indebtedness of its wholly owned subsidiary, USA Leasing to its bank, the bank will release Billy D. Prim, Andrew J. Filipowski, Craig J. Duchossois and Peer Pedersen from their $650,000 guarantees of such indebtedness.

     We used the aggregate net proceeds of approximately $13.3 million from our common stock and warrant private placement and our convertible notes and warrants private placement to repay $7.0 million of cylinder financing, to purchase certain assets related to the overfill prevention device from Bison Valve, L.L.C. with approximately $1.3 million and the balance was used to repay outstanding borrowings under our notes payable to our bank.

     On December 9, 1999, we amended our credit facility with our bank. We can use the up to $25.0 million facility to finance working capital, acquisitions and capital expenditures, and to support the issuance of documentary and standby letters of credit (the "Amended and Restated Bank Credit Facility"). The Amended and Restated Bank Credit Facility replaced our prior facility and the facility of our wholly owned subsidiary, USA Leasing. The Amended and Restated Bank Credit Facility, which expires on August 31, 2001, bears interest at a maximum rate of LIBOR plus 2.25% and is collateralized by a lien on substantially all our assets. The Amended and Restated Bank Credit Facility also requires the Company to meet certain covenants, including maintaining a minimum net worth, debt coverage and cash flow coverage ratios. Each of our subsidiaries has executed a guaranty of this facility in favor of the bank.

     In December 1999, the Company also closed two acquisitions of cylinder exchange assets, including cylinders, cylinder displays and sellers' right, title and interest in a total of approximately 880 cylinder exchange accounts and locations for an aggregate cash purchase prices of approximately $1.7 million. One acquisition, for a purchase price of approximately $1.3 million, was for cylinder exchange assets and approximately 700 cylinder exchange accounts and locations in Georgia, Tennessee and South Carolina. The second acquisition had a purchase price of approximately $400,000 for approximately 180 cylinder exchange accounts and locations in Ohio. These acquisitions will be accounted for under the purchase method of accounting and will be financed with cash provided by our Amended and Restated Bank Credit Facility and from cash provided by operations.

     We anticipate that our total capital expenditures excluding acquisitions for fiscal 2000 will be approximately $10.0 million, and will relate primarily to cylinders, cylinder displays and computer technology. Our capital expenditure and working capital requirements in the foreseeable future will change depending on the rate of our expansion, our operating results and any other adjustments in our operating plan as needed in response to competition, acquisition opportunities or unexpected events. We believe that existing borrowing capacity under lines of credit, together with the remaining proceeds from the private stock offering and the convertible note offering and cash provided by operations, will be sufficient to meet our working capital requirements through fiscal 2000. However, there can be no assurance that we will not seek or require additional capital in the future as a result of expansion or otherwise.

Inflation

     We do not believe that inflation has had a material adverse effect on our net sales or the results of operations. However, there can be no assurance that our business will not be affected by inflation in the future.

Impact of New Accounting Pronouncements

    There were no items of comprehensive income for the three months ended October 31, 1999 and October 31, 1998, as defined under SFAS No. 130, "Reporting Comprehensive Income."

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was effective for fiscal years beginning after June 15, 1999. SFAS No. 133 was amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of SFAS No. 133," which delayed the effective date of implementation by one year. The Company is required to and will adopt SFAS No. 133 in the first quarter of fiscal 2001. The Company has not completed all of the analysis, but does not expect adoption to have a significant effect on its consolidated results of operations or financial position

Year 2000 Compliance

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

     Our State of Readiness for Year 2000. We began evaluating our MIS for Year 2000 compliance in January 1997. Since that time we have developed a Year 2000 compliance policy encompassing employee education, testing, progress reporting, external impact plans and contingency plans. Our Chief Information Officer directs our Year 2000 compliance policy and oversees the remediation and testing of MIS. As of July 31, 1999, we believe that we were 100% Year 2000 compliant. All core MIS are currently 100% Year 2000 compliant. However, if our modifications, testing and solicitations of third party compliance are not made on a timely basis or do not resolve our Year 2000 issues, these issues could have a negative effect on our business.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

     We are exposed to market risk related to changes in interest rates on our borrowings under our Amended and Restated Bank Credit Facility. Our Amended and Restated Bank Credit Facility bears interest based on LIBOR. The Amended and Restated Bank Credit Facility is collateralized by cylinders held under operating leases with our independent distributors. The operating leases currently yield 1% of the cylinder value monthly (approximately 12% annually) and continue until either party terminates upon 60 day written notice to the other party. Upon any significant increase in LIBOR, we would attempt to renegotiate the operating leases with our independent distributors mitigating the interest rate exposure on the majority of the notes payable to the bank. However, there can be no assurance that we will be successful in such renegotiations or that we will be able to mitigate any or all of the interest rate risk.

     We have no derivative financial instruments or derivative commodity instruments in our cash equivalents and investments. We invest our cash and cash equivalents and investments in investment grade, highly liquid investments consisting of money market instruments, bank certificates of deposit and overnight investments in commercial paper.

     All of our transactions are conducted and accounts are denominated in United States Dollars and as such we do not currently have exposure to foreign currency risk. Furthermore, we do not have any direct exposure to commodity price risk.

                          PART II - OTHER INFORMATION



Item 1.  Legal Proceedings

      On December 2, 1999 we filed a complaint against PricewaterhouseCoopers LLP in the Superior Court of Forsyth County, North Carolina alleging negligence, breach of fiduciary duty, breach of contract, defamation and unfair and deceptive trade practices. This suit relates to the conduct of PricewaterhouseCoopers during our engagement of them as our auditors. We do not expect this litigation to have a material adverse effect on our financial condition or results of operations.

     We are not presently involved in any material litigation nor, to our knowledge, is any material litigation threatened against us or our subsidiaries, other than routine litigation arising in the ordinary course of business and which is expected to be covered by insurance.


Item 2.  Changes in Securities and Use of Proceeds

     We used the aggregate net proceeds of approximately $13.3 million from our common stock and warrant private placement and our convertible notes and warrants private placement to repay $7.0 million of cylinder financing, to purchase certain assets related to the overfill prevention device from Bison Valve, L.L.C. with approximately $1.3 million and the balance was used to repay outstanding borrowings under our notes payable to our bank.

Item 3.  Defaults Upon Senior Securities.

     None.

Item 4.  Submission of Matters to a Vote of Security Holders.

     None.

Item 5.  Other Information.

     None.

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits:

    10.1 Amended and Restated Loan Agreement between Bank of America, N.A. and Blue Rhino Corporation dated as of December 9, 1999

    10.2 Amendment to Security Agreement between Bank of America, N.A. and Blue Rhino Corporation dated as of December 9, 1999

    10.3 Promissory Note in the amount of $25 million made by Blue Rhino Corporation dated as of December 9, 1999 pursuant to the Amended and Restated Loan Agreement (Exhibit 10.1)

    10.4 Continuing and Unconditional Guaranty Agreement between CPD Associates, Inc. and Bank of America, N.A. dated December 9, 1999

    10.5 Continuing and Unconditional Guaranty Agreement between Rhino Services, L.L.C. and Bank of America, N.A., dated December 9, 1999

    10.6 Continuing and Unconditional Guaranty Agreement between USA Leasing, L.L.C. and Bank of America, N.A. dated December 9, 1999

    10.7 Asset Purchase Agreement between Blue Rhino Corporation and Georgia Gas Distributions, Inc. dated December 9, 1999

    27.1    Financial Data Schedule

(b) Reports on Form 8-K:

     Current report on Form 8-K dated August 16, 1999, Item 2 to report the acquisition of 100% of the membership interests in USA Leasing, L.L.C.

     Current report on Form 8-K dated September 23, 1999, Item 5 to Report the completion of a Common Stock and Warrant Private Placement, Convertible Note and Warrant Private Placement and the purchase of certain assets related to the overfill prevention device from Bison Valve, L.L.C.

                                   Signatures



Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                           Blue Rhino Corporation


Date:  December 15, 1999   By: /s/ Billy D. Prim
                              -----------------------------------------------
                              Chairman, President and Chief Executive Officer


Date:  December 15, 1999   By: /s/ Mark Castaneda
                              -----------------------------------------------
                              Chief Financial Officer