Form 10-Q/A
period 1999-10-31
BLUE RHINO CORP
filed 1999-12-16
CIK 1034379

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           _________________________

                                  FORM 10-Q/A
                                Amendment No. 1

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

                             BLUE RHINO CORPORATION

This amendment changes the Balance Sheet and Consolidated Statement of Cash Flows for the three months ended October 31, 1999 included in Part I, Item 1 to correct typographical and EDGAR conversion errors. No other changes have been made to the Quarterly Report on Form 10-Q for the period ended October 31, 1999.

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
                                                                             ========            ========

               LIABILITIES AND STOCKHOLDERS' EQUITY
               ------------------------------------
Current liabilities:
    Accounts payable                                                         $  4,996            $  6,386
    Current portion of long-term debt and capital lease obligations             1,148               1,423
    Accrued liabilities                                                           968                 641
                                                                             --------            --------
        Total current liabilities                                               7,112               8,450

Notes payable to bank                                                          11,990              16,580
Long-term debt, less current maturities                                         6,446               7,037
Capital lease obligations, less current maturities                                350                 494
                                                                             --------            --------
        Total liabilities                                                      25,898              32,561

Stockholders' equity:
    Common stock                                                                    9                   8
    Additional paid in capital                                                 54,064              46,825
    Accumulated deficit                                                       (19,155)            (19,495)
                                                                             --------            --------
        Total stockholders' equity                                             34,918              27,338
                                                                             --------            --------
        Total liabilities and stockholders' equity                           $ 60,816            $ 59,899
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

                            Blue Rhino Corporation
                Condensed Consolidated Statements of Cash Flows
             For the Three Months Ended October 31, 1999 and 1998
                                (in thousands)

                                                                                                 Three Months Ended
                                                                                                     October 31,
                                                                                               ----------------------
                                                                                                 1999          1998
                                                                                               --------      --------
                                                                                                    (unaudited)
Cash flows from operating activities:
    Net income (loss)                                                                           $    340     $   (70)
    Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
       Depreciation and amortization                                                                 917         524
       Loss on disposal of assets                                                                      3           -
       Loss on investee                                                                                -         311
       Expense related to distributor stock option plan                                               77          74
       Accretion of interest and amortization of discount on
        convertible notes                                                                             72           -
       Changes in operating assets and liabilities, net
        of business acquisitions:
          Accounts receivable                                                                      3,002       2,552
          Inventories                                                                                (55)          -
          Other current assets                                                                       100      (1,201)
          Accounts payable                                                                        (1,390)     (1,866)
          Other accrued liabilities                                                                  203         (62)
                                                                                                --------     -------

              Net cash provided by operating activities                                            3,269         262
                                                                                                --------     -------

Cash flows from investing activities:
    Business acquisitions                                                                         (1,256)     (3,614)
    Purchases of property, plant and equipment                                                    (2,272)     (1,099)
    Purchases of cylinders held under operating leases, net                                         (861)     (3,654)
    Collections on notes receivable                                                                   20         104
                                                                                                --------     -------

              Net cash used in investing activities                                               (4,369)     (8,263)
                                                                                                --------     -------

Cash flows from financing activities:
    Proceeds from issuance of common stock, net of expenses                                        6,361           -
    Proceeds from issuance of convertible notes                                                    7,000           -
    Payment on cylinder financing                                                                 (7,000)          -
    Proceeds from notes payable to bank                                                           10,500       9,933
    Payments on notes payable to bank                                                            (15,090)     (3,433)
    Payment of financing costs                                                                      (435)          -
    Payments of long-term debt and capital lease obligations                                        (368)       (285)
                                                                                                --------     -------
              Net cash provided by financing activities                                              968       6,215
                                                                                                --------     -------

Net decrease in cash and cash equivalents                                                           (132)     (1,786)
Cash and cash equivalents at beginning of period                                                     913       5,908
                                                                                                --------     -------

Cash and cash equivalents at end of period                                                      $    781     $ 4,122
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