Form 10-Q
period 2000-01-31
BLUE RHINO CORP
filed 2000-03-16
CIK 1034379

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q


  [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended January 31, 2000

                                      OR

  [_]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

             For the Transition period from           to

                        Commission file number: 0-14133

                               ----------------

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

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]   No [_]

                     APPLICABLE ONLY TO CORPORATE ISSUERS

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 15, 2000: 8,648,486 common shares

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                             BLUE RHINO CORPORATION

                                     INDEX

    PART I:  FINANCIAL INFORMATION.......................................     3

    Item 1:  Financial Statements (unaudited):

             Condensed consolidated balance sheets as of January 31, 2000
             and July 31, 1999...........................................     3

             Condensed consolidated statements of operations for the
             three and six month periods ended January 31, 2000 and 1999.     4

             Condensed consolidated statements of cash flows for the six
             month periods ended January 31, 2000 and 1999...............     5

             Notes to condensed consolidated financial statements........     6

    Item 2:  Management's Discussion and Analysis of Financial Condition
             and Results of Operations...................................     9

    Item 3:  Quantitative and Qualitative Disclosures about Market Risk..    14

    PART II: OTHER INFORMATION...........................................    15

    Item 1:  Legal Proceedings...........................................    15

    Item 2:  Changes in Securities and Use of Proceeds...................    15

    Item 3:  Defaults Upon Senior Securities.............................    15

    Item 4:  Submission of Matters to a Vote of Security Holders.........    15

    Item 5:  Other Information...........................................    15

    Item 6:  Exhibits and Reports on Form 8-K............................    15

    SIGNATURES............................................................   16

                         PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

                             BLUE RHINO CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                    As of January 31, 2000 and July 31, 1999
                                 (in thousands)

                                                          January 31, July 31,
                                                             2000       1999
                                                          ----------- --------
                                                          (unaudited)
                         ASSETS
                         ------
Current assets:
  Cash and cash equivalents..............................  $    284   $    913
  Accounts receivable, net...............................    10,851     12,736
  Inventories............................................       436        106
  Prepaid expenses and other current assets..............     2,261      2,137
                                                           --------   --------
    Total current assets.................................    13,832     15,892
Cylinders held under operating lease agreements, net.....    19,621     17,205
Property, plant and equipment, net.......................    20,974     16,646
Intangibles, net.........................................    11,986      9,498
Other assets.............................................     1,015        658
                                                           --------   --------
    Total assets.........................................  $ 67,428   $ 59,899
                                                           ========   ========

          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------
Current liabilities:
  Accounts payable.......................................  $  6,391   $  6,386
  Current portion of long-term debt and capital lease
   obligations...........................................     1,307      1,423
  Accrued liabilities....................................     1,097        641
                                                           --------   --------
    Total current liabilities............................     8,795      8,450
Notes payable to bank....................................    16,240     16,580
Long-term debt, less current maturities..................     6,693      7,037
Capital lease obligations, less current maturities.......       353        494
                                                           --------   --------
    Total liabilities....................................    32,081     32,561
Stockholders' equity:
  Common stock...........................................         9          8
  Additional paid in capital.............................    54,141     46,825
  Accumulated deficit....................................   (18,803)   (19,495)
                                                           --------   --------
    Stockholders' equity.................................    35,347     27,338
                                                           --------   --------
    Total liabilities and stockholders' equity...........  $ 67,428   $ 59,899
                                                           ========   ========

   The accompanying notes are an integral part of these financial statements.

                             BLUE RHINO CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

          For the Three and Six Months Ended January 31, 2000 and 1999
                     (in thousands, except per share data)


                                           Three Months Ended  Six Months Ended
                                              January 31,        January 31,
                                           ------------------- ---------------
                                             2000      1999     2000    1999
                                           --------- --------- ------- -------
                                              (unaudited)        (unaudited)
Revenues:
  Net sales............................... $  14,422 $  8,676  $27,865 $17,898
  Lease income............................       792      552    1,557     764
                                           --------- --------  ------- -------
    Total revenues........................    15,214    9,228   29,422  18,662
Operating costs and expenses:
  Cost of sales...........................    10,907    6,566   21,030  13,500
  Selling, general and administrative.....     2,596    1,814    5,046   3,587
  Depreciation and amortization...........       976      653    1,893   1,177
                                           --------- --------  ------- -------
    Total operating costs and expenses....    14,479    9,033   27,969  18,264
                                           --------- --------  ------- -------
    Income from operations................       735      195    1,453     398
Other expenses (income):
  Interest expense........................       374      207      752     239
  Loss on investee........................       --       --       --      311
  Other, net..............................         9      (80)       9    (150)
                                           --------- --------  ------- -------
    Income (loss) before provision for
     income taxes.........................       352       68      692      (2)
Provision for income taxes................       --       --       --      --
                                           --------- --------  ------- -------
    Net income (loss)..................... $     352 $     68  $   692 $    (2)
                                           ========= ========  ======= =======
Earnings (loss) per common share,
  basic and diluted....................... $    0.04 $   0.01  $  0.08 $ (0.00)
                                           ========= ========  ======= =======
Shares used in per share calculations:
  Basic...................................     8,648    7,642    8,445   7,637
                                           ========= ========  ======= =======
  Diluted.................................     8,795    7,935    8,510   7,929
                                           ========= ========  ======= =======

   The accompanying notes are an integral part of these financial statements.

                             BLUE RHINO CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

               For the Six Months Ended January 31, 2000 and 1999
                                 (in thousands)

                                                            Six Months Ended
                                                               January 31,
                                                            ------------------
                                                              2000      1999
                                                            --------  --------
                                                               (unaudited)
Cash flows from operating activities:
  Net income (loss)........................................ $    692  $     (2)
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
    Depreciation and amortization..........................    1,893     1,177
    Loss on disposal of assets.............................       18       --
    Loss on investee.......................................      --        311
    Expense related to distributor stock option plan.......      151       145
    Accretion of interest and amortization of discount on
     convertible notes.....................................      237       --
    Changes in operating assets and liabilities, net of
     business acquisitions:
      Accounts receivable..................................    1,886     1,360
      Inventories..........................................     (329)      (35)
      Other current assets.................................     (162)   (1,726)
      Accounts payable.....................................        5      (497)
      Other accrued liabilities............................      110        13
                                                            --------  --------
        Net cash provided by operating activities..........    4,501       746
                                                            --------  --------
Cash flows from investing activities:
  Business acquisitions....................................   (2,476)   (5,577)
  Purchases of property, plant and equipment...............   (4,968)   (2,437)
  Purchases of cylinders held under operating leases, net..   (2,469)   (7,547)
  Collections on notes receivable..........................       38       124
                                                            --------  --------
        Net cash used in investing activities..............   (9,875)  (15,437)
                                                            --------  --------
Cash flows from financing activities:
  Proceeds from issuance of common stock, net of expenses..    6,362        81
  Proceeds from issuance of convertible notes..............    7,000       --
  Payment on cylinder financing............................   (7,000)      --
  Proceeds from notes payable to bank......................   19,750    15,198
  Payments on notes payable to bank........................  (20,090)   (3,433)
  Payment of financing costs...............................     (490)     (454)
  Payments of long-term debt and capital lease obligations.     (787)     (928)
                                                            --------  --------
        Net cash provided by financing activities..........    4,745    10,464
                                                            --------  --------
Net decrease in cash and cash equivalents..................     (629)   (4,227)
Cash and cash equivalents at beginning of period...........      913     5,908
                                                            --------  --------
Cash and cash equivalents at end of period................. $    284  $  1,681
                                                            ========  ========

   The accompanying notes are an integral part of these financial statements.

                            BLUE RHINO CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         January 31, 2000 (Unaudited)
                     (in thousands, except per share data)

Note 1--Basis of Presentation

   The condensed consolidated financial statements of Blue Rhino Corporation (the "Company") include the accounts of its wholly owned subsidiaries, Rhino Services, L.L.C., formed in March 1997, CPD Associates, Inc., formed in March 1998 and USA Leasing, L.L.C. ("USA Leasing") formed in October 1998. All intercompany transactions and balances have been eliminated in consolidation.

   The accompanying unaudited interim condensed consolidated financial statements of the Company have been prepared by the Company in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of items of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended January 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2000.

   The balance sheet at July 31, 1999 has been derived from the audited financial statements of the Company as of July 31, 1999 but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

   These financial statements should be read in conjunction with the audited consolidated financial statements of Blue Rhino Corporation as of and for the fiscal year ended July 31, 1999.

Note 2--Inventories

   Inventories consist of the following at:

                                 January 31, July 31,
                                    2000       1999
                                 ----------- --------
                                 (unaudited)
             Patio heaters......    $220       $--
             Other supplies.....     216        106
                                    ----       ----
                                    $436       $106
                                    ====       ====

Note 3--Intangibles, net

   Intangibles consist of the following at:

                                 January 31, July 31,
                                    2000       1999
                                 ----------- --------
                                 (Unaudited)
             Goodwill...........   $10,674    $9,570
             Patents and
              trademarks........     1,542        81
             Noncompete
              agreements........       482       293
             Accumulated
              amortization......      (712)     (446)
                                   -------    ------
                                   $11,986    $9,498
                                   =======    ======

                            BLUE RHINO CORPORATION

   During the three months ended January 31, 2000, the Company closed three acquisitions with an aggregate purchase price of approximately $1,900 for assets including cylinders, cylinder displays and and all of the sellers' rights, title and interest in and to retail propane cylinder exchange accounts and locations. These acquisitions were accounted for under the purchase method of accounting and were financed with cash provided by the Company's Amended and Restated Bank Credit Facility (defined below) and from cash provided by operations.

   On September 17, 1999, the Company completed the acquisition of certain assets related to the overfill prevention device ("OPD") developed, manufactured and marketed by Bison Valve, L.L.C ("Bison Valve"). The acquired assets included OPD molds, dies, and all intellectual property relating to the OPD developed by Bison Valve, which includes two patent applications on the OPD. This acquisition has been accounted for by the purchase method of accounting. The aggregate purchase price, including certain acquisition costs, was approximately $1,655 of which approximately $1,572 was allocated to intangibles consisting of patents and a non-compete agreement.

   Amortization expense for the three and six months ended January 31, 2000 was approximately $142 and $266 versus approximately $107 and $200 for the three and six months ended January 31, 1999.

Note 4--Notes Payable to Bank

   On December 9, 1999, the Company entered into an amended and restated credit facility with its bank. The $25,000 facility will be used to finance working capital, acquisitions and capital expenditures, and to support the issuance of documentary and standby letters of credit (the "Amended and Restated Bank Credit Facility"). The Amended and Restated Bank Credit Facility replaced the Company's prior facility and the facility of the Company's wholly owned subsidiary, USA Leasing . The Amended and Restated Bank Credit Facility, which matures on August 31, 2001, bears interest at a maximum rate of LIBOR plus 2.25% and is collateralized by a lien on substantially all of the Company's assets. In addition to interest the Amended and Restated Bank Credit Facility required a commitment fee at closing of $50 and a quarterly 0.25% fee on any unused balance. The Amended and Restated Bank Credit Facility also requires the Company to meet certain covenants, including maintaining a minimum net worth, debt coverage and cash flow coverage ratios. As of January 31, 2000, the Company had borrowings under its existing credit facility of $16,240, which bear interest at a rate of LIBOR plus 2.00% and the Company was in compliance with all covenants.

Note 5--Income Taxes

   No provision for income taxes was recorded for the six months ended January 31, 2000 due to the reversal of deferred tax assets for which the benefit was fully reserved.

                            BLUE RHINO CORPORATION

Note 6--Earnings (Loss) Per Share

   The following table sets forth a reconciliation of the numerators and denominators in computing earnings (loss) per common share in accordance with Statement of Financial Accounting Standards No. 128 (in thousands, except per share amounts).

                                                  Three Months   Six Months
                                                      Ended         Ended
                                                   January 31,   January 31,
                                                  ------------- -------------
                                                   2000   1999   2000   1999
                                                  ------ ------ ------ ------
                                                   (unaudited)   (unaudited)
      Basic and diluted earnings (loss) per
       share:
      Net income (loss).......................... $  352 $   68 $  692 $   (2)
      Weighted average common shares used in
       computing the earnings (loss) per common
       share (in thousands):
        Basic....................................  8,648  7,642  8,445  7,637
                                                  ====== ====== ====== ======
        Diluted..................................  8,795  7,935  8,510  7,637
                                                  ====== ====== ====== ======
      Basic and diluted earnings (loss) per
       common share.............................. $ 0.04 $ 0.01 $ 0.08 $ 0.00
                                                  ====== ====== ====== ======

   The weighted average common shares outstanding include the effects of all shares, stock options and stock warrants where the effect of their inclusion would be dilutive. For the six months ended January 31, 1999, the inclusion of the effects of stock options and stock warrants would have been anti-dilutive.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   Certain statements in this Section and elsewhere in this report are forward-looking in nature and relate to trends and events that may affect the Company's future financial position and operating results including in particular, our ability to place Blue Rhino cylinder exchange at additional retail locations and the successful launch of new products. Such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The terms "expect," "anticipate," "intend," and "project" and similar words or expressions are intended to identify forward-looking statements. These statements speak only as of the date of this report. The statements are based on current expectations, are inherently uncertain, are subject to risks, and should be viewed with caution. Actual results and experience may differ materially from the forward-looking statements as a result of many factors including those detailed in our Prospectus and in filings with the Securities and Exchange Commission. It is not possible to foresee or identify all such factors. The Company makes no commitment to update any forward-looking statement or to disclose any facts, events, or circumstances after the date hereof that may affect the accuracy of any forward-looking statement.

Overview

   The following discussion and analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and related notes of Blue Rhino Corporation and its wholly owned subsidiaries, Rhino Services, L.L.C., CPD Associates, Inc. and USA Leasing, L.L.C. (collectively, "Blue Rhino," "us," "we," or "our"), and with our audited consolidated financial statements as of and for the fiscal year ended July 31, 1999, on file with the Securities and Exchange Commission. The results of operations for the three and six month periods ended January 31, 2000 are not necessarily indicative of results that may be expected for the fiscal year ended July 31, 2000, in part due to the seasonality of our business.

   We are the leading national provider of propane grill cylinder exchange in the United States with Blue Rhino cylinder exchange displays at over 21,500 retail locations in 46 states and Puerto Rico. We dedicate our efforts and capital to brand development, value-added marketing, customer service, account growth, distributor development and management information systems while our 49 independent distributors make the investments in the vehicles and refilling and refurbishing equipment necessary to operate cylinder exchange businesses. Additionally, we have invested capital to build an automated propane bottling plant, which we expect to provide additional capacity and improve efficiency and product quality to meet the growth in cylinder exchange demand and capitalize on the overfill prevention device ("OPD") valve opportunity. We are continually adding locations, concluding the second quarter of fiscal 2000 with approximately 21,500 locations, a net increase of 3,000 locations over July 31, 1999. In the ordinary course of business, customer locations are deinstalled due to closings, relocations, performance competitive, regulatory and other factors. Approximately 950 locations were deinstalled in the six months ended January 31, 2000 for various reasons. While we continue to add locations through further penetration of existing retailer relationships, new retailer relationships and acquisitions, we may experience additional deinstallations in the future. The number of retail locations we report as of any date or the number of locations by which our installed base has increased in any period is net of any deinstallations in that period.

   During the three months ended January 31, 2000, we began introducing the Blue Rhino Ultra Service Dealer Program in strategic markets. This initiative is directed at large markets where independent dealers will work in tandem with our distributors to perform store training, retail merchandising and direct selling and installation of commercial patio heaters.

Results of Operations

 Comparison of the Three Months Ended January 31, 2000 as Compared to the Three Months Ended January 31, 1999

   Total revenues. Total revenues increased 64.9% to approximately $15.2 million for the three months ended January 31, 2000 from approximately $9.2 million for the three months ended January 31, 1999. Total revenues for the three months ended January 31, 2000, consisted of approximately $13.3 million from cylinder transactions, $1.1 million from product sales (combined cylinder transactions and product sales are reflected on the statement of operations as net sales) and $792,000 from lease income. Product sales represent sales of patio heaters. Lease income is generated primarily from cylinders and cylinder displays leased to distributors. The increase in total revenues was due primarily to increased sales volume at existing locations and the increase in the number of retail locations placed in service. The number of cylinders transacted increased 60% to approximately 918,000 units in the three months ended January 31, 2000 from approximately 573,000 units during the three months ended January 31, 1999. Same store sales increased more than 60% for the quarter versus the same period in the prior year. The installed base of retail locations increased 58% to approximately 21,500 locations at January 31, 2000 from approximately 13,600 locations at January 31, 1999.

   Gross margin. Gross margin, including the impact from lease income, decreased to 28.3% in the second quarter of fiscal 2000 from 28.8% in the second quarter of fiscal 1999. This decrease was due primarily to a shift in product mix to a higher percentage of cylinder sales and the addition of patio heaters, which carry lower margins.

   Selling, general and administrative expenses. Selling, general and administrative expenses increased 43.1% to approximately $2.6 million for the three months ended January 31, 2000 from approximately $1.8 million for the three months ended January 31, 1999 but decreased as a percentage of total revenues to 17.1% for the three months ended January 31, 2000 from 19.7% for the three months ended January 31, 1999. The increase in selling, general and administrative expenses was due primarily to additional compensation costs and costs related to our introduction of a patio heater product. The decrease in selling, general and administrative expenses as a percentage of total revenues was due primarily to the fact that a significant portion of our selling, general and administrative expenses are fixed and, as a result, selling, general and administrative expenses increased at a slower rate than total revenues. Going forward, we expect selling, general and administrative expenses to increase because national advertising and promotions as well as start-up costs related to the new Ultra Service Dealer Program will be included.

   Depreciation and amortization. Depreciation and amortization increased to approximately $976,000 for the second quarter of fiscal 2000 from approximately $653,000 for the second quarter of fiscal 1999. Depreciation expense increased by $258,000 to approximately $804,000 for the second quarter of fiscal 2000 from approximately $546,000 for the second quarter of fiscal 1999 primarily due to the increase in the number of installed cylinder displays and the commencement of depreciation on cylinders held under operating lease agreements. The increase in cylinder displays was due to our ongoing purchase of additional cylinder displays to support the growth in our installed base of retail locations. Our purchase of computer technology also impacted depreciation expense to a lesser extent. Amortization expense increased by $65,000 to approximately $172,000 in the second quarter of fiscal 2000 from approximately $107,000 in the second quarter of fiscal 1999 principally due to the increased amortization of intangibles associated with the purchase of retail propane cylinder exchange locations and to a lesser extent the amortization of patents related to our September 1999 purchase of the OPD from Bison Valve, L.L.C. ("Bison Valve").

   Interest expense. Interest expense increased to approximately $374,000 in the second quarter of fiscal 2000 from approximately $207,000 in the second quarter of fiscal 1999. The increase in interest expense resulted from the additional borrowings outstanding under our credit facility. The additional borrowings were used primarily to purchase cylinders leased to our distributors, for business acquisitions and for capital expenditures including construction in progress on our automated propane bottling and cylinder refurbishing facility. The interest expense in the second quarter of fiscal 1999 resulted primarily from debt incurred to purchase cylinders leased to distributors and capital lease obligations incurred to purchase computer technology.

   Other, net. Other, net decreased to a $9,000 loss in the second quarter of fiscal 2000 from $80,000 of income in the second quarter of fiscal 1999. The loss in the second quarter of fiscal 2000 resulted from the loss on disposal of assets. The income in the second quarter of fiscal 2000 resulted primarily from interest income from excess cash balances and various notes receivable.

 Comparison of the Six Months Ended January 31, 2000 as Compared to the Six Months Ended January 31, 1999

   Total revenues. Total revenues increased 57.7% to approximately $29.4 million for the six months ended January 31, 2000 from approximately $18.7 million for the six months ended January 31, 1999. Total revenues for the six months ended January 31, 2000 consisted of approximately $26.4 million from cylinder transactions, $1.5 million from product sales (combined cylinder transactions and product sales are reflected on the statement of operations as net sales) and $1.6 million from lease income. The product sales include sales of patio heaters and to a lesser extent sales of OPD's. The lease income is generated primarily from cylinders and cylinder displays leased to distributors. The increase in total revenues was due primarily to increased sales volume at existing locations and the increase in the number of retail locations placed in service.The number of cylinders transacted increased 48.7% to approximately 1.9 million units in the six months ended January 31, 2000 from approximately 1.3 million units during the six months ended January 31, 1999. Same store sales for the six months ended January 31, 2000 increased more than 40% versus the same period in the prior year.

   Gross margin. Gross margin, including the impact from lease income, increased to 28.5% for the first six months of fiscal 2000 from 27.7% in the same period of fiscal 1999. This increase was due primarily to additional lease income.

   Selling, general and administrative expenses. Selling, general and administrative expenses increased 40.7% to approximately $5.0 million for the six months ended January 31, 2000 from approximately $3.6 million for the six months ended January 31, 1999 but decreased as a percentage of total revenues to 17.2% for the six months ended January 31, 2000 from 19.2% for the six months ended January 31, 1999. The increase in selling, general and administrative expenses was due primarily to additional compensation costs and costs related to our introduction of a patio heater product. Going forward, we expect selling, general and administrative expenses to increase because costs for national advertising and promotions as well as start-up costs related to the new Ultra Service Dealer Program will be included. The decrease in selling, general and administrative expenses as a percentage of total revenues was due primarily to the fact that a significant portion of our selling, general and administrative expenses are fixed and, as a result, selling, general and administrative expenses increased at a slower rate than total revenues.

   Depreciation and amortization. Depreciation and amortization increased to approximately $1.9 million for the six months ended January 31, 2000 from approximately $1.2 million for the six months ended January 31, 1999. Depreciation expense increased by $590,000 to approximately $1.6 million for the six months ended January 31, 2000 from approximately $977,000 for the six months ended January 31, 1999 primarily due to the increase in the number of installed cylinder displays and the commencement of depreciation on cylinders held under operating lease agreements. The increase in cylinder displays was due to the growth in our installed base of retail locations. Our purchase of computer technology also impacted depreciation expense to a lesser extent. Amortization expense increased by $126,000 to approximately $326,000 in the six months ended January 31, 2000 from approximately $200,000 in the six months ended January 31, 1999 principally due to the increased amortization of intangibles associated with the purchase of retail propane cylinder exchange locations and to a lesser extent the amortization of patents related to our September 1999 purchase of certain assets related to the OPD from Bison Valve.

   Interest expense. Interest expense increased to approximately $752,000 in the six months ended January 31, 2000 from approximately $239,000 in the six months ended January 31, 1999. The increase in interest expense resulted from the additional borrowings outstanding under our credit facility. The additional borrowings were used primarily to purchase cylinders leased to our distributors, for business acquisitions and for capital expenditures including construction in progress on our automated propane bottling and cylinder refurbishing facility. The interest expense in the six months ended January 31, 1999 resulted primarily from debt incurred to purchase cylinders leased to distributors and capital lease obligations incurred to purchase computer technology.

   Other, net. Other, net decreased to a $9,000 loss in the six months ended January 31, 2000 from $150,000 of income in the six months ended January 31, 1999. The loss in the six months ended January 31, 2000 resulted from the loss on disposal of assets. The income in the six months ended January 31, 1999 resulted primarily from interest income from excess cash balances and various notes receivable.

Liquidity and Capital Resources

   Our primary sources of funds have been the issuance of stock and the incurrence of debt, most recently through a private stock offering and a convertible note offering in September 1999. We had positive working capital of approximately $5.0 million as of January 31, 2000, which is primarily the result of proceeds from the private stock and convertible note offerings and to a lesser extent from cash provided by operations.

   Net cash provided by operations was approximately $4.5 million for the six months ended January 31, 2000 and approximately $746,000 for the six months ended January 31, 1999. For the six months ended January 31, 2000, cash provided by operations included net income of approximately $692,000.

   Net cash used in investing activities was approximately $9.9 million for the six months ended January 31, 2000 and $15.4 million for the six months ended January 31, 1999. The primary components of cash used in investing activities in both periods included acquisitions, purchases of cylinders leased to our distributors and investments in property, plant and equipment including approximately $2.9 million in the six months ended January 31, 2000 for the automated propane bottling and cylinder refurbishing plant.

   Net cash provided by financing activities was approximately $4.7 million for the six months ended January 31, 2000 and approximately $10.5 million for the six months ended January 31, 1999. Cash provided by financing activities for the six months ended January 31, 2000 included net proceeds of approximately $6.4 million from a common stock and warrant private placement and $7.0 million from a convertible notes and warrants private placement. For the six months ended January 31, 1999, cash provided by financing activities resulted from bank borrowings. In both periods, the cash used in financing activities included payments on various notes payable and capital lease obligations.

   In September 1999, we entered into an agreement with two institutional investors (the "Investors") to issue $7.0 million of 5% Convertible Notes (the "Convertible Notes") and 332,203 warrants to purchase Common Stock (the "Warrants") in a private placement (the "Convertible Note Offering"). The Convertible Notes have a two-year term and bear interest at 5% per annum, payable in full in cash or in kind at maturity. We may require the holders of the Convertible Notes to convert the principal and interest on the Convertible Notes into Common Stock over a company-chosen conversion period, which may be from 20 to 60 days and may be in amounts of at least $300,000 subject to certain conditions. Upon the occurrence of certain events, the holder may convert the principal and interest on the Convertible Notes into Common Stock. The Convertible Notes convert at the lesser of a fixed conversion price or 95% of the Weighted Average Price of the Common Stock at the time of conversion. The warrants are exercisable for five years at an exercise price of $8.48 per share. In the future, we may also require the Investors to purchase in up to two additional closings Convertible Notes in an aggregate amount equal to at least $1.0 million but not more than $4.9 million if certain conditions are met In addition, the Convertible Notes are subordinate, subject to certain exceptions, to up to $25.0 million of our indebtedness to our bank.

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

Additionally, in September 1999, we purchased for an aggregate purchase price of approximately $1.7 million certain assets related to the OPD developed manufactured and marketed by Bison Valve. The acquired assets included OPD molds, dies and all intellectual property relating to the OPD developed by Bison Valve, which includes two patent applications on the OPD.

   On December 9, 1999, we amended our credit facility with our bank. We can use the up to $25.0 million facility to finance working capital, acquisitions and capital expenditures, and to support the issuance of documentary and standby letters of credit (the "Amended and Restated Bank Credit Facility"). The Amended and Restated Bank Credit Facility replaced our prior facility and the facility of our wholly owned subsidiary, USA Leasing. The Amended and Restated Bank Credit Facility, which matures on August 31, 2001, bears interest at a maximum rate of LIBOR plus 2.25% and is collateralized by a lien on substantially all our assets. The Amended and Restated Bank Credit Facility also requires us to meet certain covenants, including maintaining a minimum net worth, debt coverage and cash flow coverage ratios. Each of our subsidiaries has executed a guaranty of this facility in favor of the bank. As of January 31, 2000, we had borrowings outstanding under our Amended and Restated Bank Credit Facility of approximately $16.2 million and we were in compliance with all covenants.

   In December 1999, we also closed three acquisitions of cylinder exchange assets, including cylinders, cylinder displays and seller's right, title and interest in a total of approximately 900 cylinder exchange accounts and locations for an aggregate purchase price of approximately $1.9 million, of which approximately $1.2 million was paid in cash. The cylinder exchange accounts are located in Georgia, Kentucky, Ohio, South Carolina and Tennessee. These acquisitions were accounted for under the purchase method of accounting and were financed with cash provided by our Amended and Restated Bank Credit Facility and from cash provided by operations.

   We used the aggregate net proceeds of approximately $13.3 million from our common stock and warrant private placement and our convertible notes and warrants private placement to repay $7.0 million of cylinder financing, to purchase certain assets related to the OPD from Bison Valve with approximately $1.3 million and the balance was used to repay outstanding borrowings under our notes payable to our bank.

   We anticipate that our total capital expenditures for fiscal 2000, excluding acquisitions, will be approximately $10.0 million, and will relate primarily to cylinders, cylinder displays, investment in the automated bottling plant and computer technology. Our capital expenditure and working capital requirements in the foreseeable future will change depending on the rate of our expansion, our operating results and any other adjustments in our operating plan as needed in response to competition, acquisition opportunities or unexpected events. We believe that our existing borrowing capacity under our line of credit, together with cash provided by operations will be sufficient to meet our working capital requirements through fiscal 2000. However, there can be no assurance that we will not seek or require additional capital in the future as a result of expansion or otherwise.

Seasonality

   We have experienced and expect to continue to experience significant seasonal fluctuations in our total revenues and net income (loss). Our total revenues generally are highest in our third and fourth quarters, which include the majority of the grilling season, and historically have been lower in our first and second quarters which include the winter months. Sustained periods of poor weather, particularly in the spring and summer seasons, can negatively impact sales. Our rate of establishing new retail locations and expenses incurred in anticipation of increased sales also cause quarterly fluctuations in our results of operations. Accordingly, the results of operations in any quarter will not necessarily be indicative of the results that we may achieve for a full fiscal year or any future quarter.

Inflation

   We do not believe that inflation has had a material adverse effect on our revenues, cost of sales or our results of operations. As a result of the recent and dramatic increase in fuel prices the cost of liquid propane and diesel fuel are currently at historically high levels as we enter our peak season. If fuel costs remain inflated for an extended period, our gross margins and results of operations could be negatively effected due to additional costs that may not be fully recovered through an increase in our price to our customers. Therefore, there can be no assurance that our business will not be affected by inflation in the future.

Impact of New Accounting Pronouncements

   Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS No. 130") establishes standards for reporting and display of comprehensive income and its components (revenues, gains, expenses, losses) in a full set of general purpose financial statements and is effective for fiscal years beginning after December 15, 1997. There were no items of comprehensive income for the three and six-month periods ended January 31, 2000 and 1999, as defined under SFAS No. 130.

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

Impact of Year 2000

   In prior periods, we discussed the nature and progress of our plans to become Year 2000 ready. In late 1999, we completed our remediation and testing of systems. As a result of those planning and implementation efforts, we experienced no significant disruptions in mission critical information technology and non-information technology systems and believe those systems successfully responded to the Year 2000 date change. We expensed approximately $20,000 during 1999 in connection with remediating our systems. We are not aware of any material problems resulting from Year 2000 issues, either with our products, our internal systems, or the products and services of third parties. We will continue to monitor our mission critical computer applications and those of our suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

   We are exposed to market risk related to changes in interest rates on our borrowings under our Amended and Restated Bank Credit Facility. Our Amended and Restated Bank Credit Facility bears interest based on LIBOR. The Amended and Restated Bank Credit Facility is collateralized by cylinders held under operating leases with our independent distributors. The operating leases currently yield 1% of the cylinder value monthly (approximately 12% annually) and continue until either party terminates upon 60 days written notice to the other party. Upon any significant increase in LIBOR, we would attempt to renegotiate the operating leases with our independent distributors mitigating the interest rate exposure on the majority of the notes payable to the bank. However, there can be no assurance that we will be successful in such renegotiations or that we will be able to mitigate any or all of the interest rate risk.

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

                          PART II--OTHER INFORMATION

Item 1. Legal Proceedings

   On December 2, 1999, we filed a complaint against PricewaterhouseCoopers LLP in the Superior Court of Forsyth County, North Carolina alleging negligence, breach of fiduciary duty, breach of contract, defamation and unfair and deceptive trade practices. This suit is currently in the discovery phase and relates to the conduct of PricewaterhouseCoopers during our engagement of them as our auditors. We do not expect this litigation to have a material adverse effect on our financial condition or results of operations.

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

   None

Item 3. Defaults Upon Senior Securities:

   None

Item 4. Submission of Matters to a Vote of Security Holders:

   On December 21, 1999, we held our 1999 annual meeting of stockholders in Winston-Salem, North Carolina. The following five matters were submitted to a vote of the stockholders:

     1. The election of Richard A. Brenner, Robert J. Lunn and John H. Muehlstein to serve three year terms as our directors;

     2. The amendment of our Amended and Restated Certificate of Incorporation to reduce our authorized capital stock from 120,000,000 shares to 45,000,000 shares comprised of 7,500,000 shares of preferred stock and 37,500,000 shares of common stock.

     3. The approval of the issuance of our Common Stock issuable upon the conversion of convertible notes and warrants issued to investors in the September 1999 private placement.

     4. The ratification of the adoption of the Blue Rhino Corporation Employee Stock Purchase Plan.

     5. The ratification of the appointment of Ernst & Young LLP as the Company's independent public accountants for the fiscal year ending July 31, 2000.

     The results of the stockholder voting were as follows:

                                                              Broker     Total
                                      For    Against Abstain Non-vote    Votes
                                   --------- ------- ------- --------- ---------
1 . Election of Directors
  Richard A. Brenner.............  7,488,731      0       0     10,905 7,499,636
  John H. Muehlstein.............  7,488,081      0       0     11,555 7,499,636
  Robert J. Lunn.................  7,488,831      0       0     10,805 7,499,636
2. Amendment of Certificate of
 Incorporation...................  6,061,891  7,995   3,782  1,425,968 7,499,636
3. Issuance of Common Stock......  6,039,372 27,306   6,990  1,425,968 7,499,636
4. Ratification of Employee Stock
 Purchase Plan...................  7,469,835 21,878   7,923          0 7,499,636
5. Ratification of Accountants...  7,494,203  1,500   3,933          0 7,499,636

Item 5. Other Information:

   None

Item 6. Exhibits and Reports on Form 8-K:

   Exhibit 27.1 Financial data schedule

                                   SIGNATURES

   Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                          BLUE RHINO CORPORATION

                                          By: _________________________________
                                                  Chairman, President and
                                                  Chief Executive Officer

Date: March 15, 2000

                                          By: _________________________________
                                                  Chief Financial Officer
Date: March 15, 2000