Form 10-Q
period 2000-04-30
BLUE RHINO CORP
filed 2000-06-14
CIK 1034379

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            -------------------------

                                    FORM 10-Q


[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2000

                                       OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM _____TO ______

      ---------------------------------------------------------------------

                         COMMISSION FILE NUMBER: 0-14133


                             BLUE RHINO CORPORATION

             (Exact name of registrant as specified in its charter)


                           DELAWARE                                                  56-1870472
(State of other jurisdiction of incorporation or organization)          (I.R.S. Employer Identification No.)

                            104 CAMBRIDGE PLAZA DRIVE

                       WINSTON-SALEM, NORTH CAROLINA 27104
                    (Address of principal executive offices)

                                 (336) 659-6900
              (Registrant's telephone number, including area code)
  ----------------------------------------------------------------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

         Yes [X]               No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 31, 2000: 9,218,952 common shares

                             BLUE RHINO CORPORATION

                                      INDEX




PART 1:  FINANCIAL INFORMATION

Item 1:           Financial Statements (unaudited):

                           Condensed consolidated balance sheets as of April 30, 2000 and July 31, 1999.

                           Condensed consolidated statements of operations for the three and nine month periods ended April 30, 2000 and 1999.

                           Condensed consolidated statements of cash flows for the nine month periods ended April 30, 2000 and 1999.

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


Item 3:           Defaults Upon Senior Securities.


Item 4:           Submission of Matters to a Vote of Security Holders.


Item 5:           Other Information.


Item 6:           Exhibits and Reports on Form 8-K.


SIGNATURES

PART I:  FINANCIAL INFORMATION

ITEM 1:  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                             BLUE RHINO CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     AS OF APRIL 30, 2000 AND JULY 31, 1999
                                 (IN THOUSANDS)

                                                                          APRIL 30,       JULY 31,
                                                                            2000            1999
                                                                         ----------       --------
                     ASSETS                                              (unaudited)
 CURRENT ASSETS:
       CASH AND CASH EQUIVALENTS                                           $  3,478       $    913
       ACCOUNTS RECEIVABLE, NET                                              13,681         12,736
       INVENTORIES                                                            2,711            106
       PREPAID EXPENSES AND OTHER CURRENT ASSETS                              1,399          2,137
                                                                           --------       --------
                TOTAL CURRENT ASSETS                                         21,269         15,892

 CYLINDERS HELD UNDER OPERATING LEASE AGREEMENTS, NET                        22,588         17,205
 PROPERTY, PLANT AND EQUIPMENT, NET                                          18,712         16,646
 INTANGIBLES, NET                                                            27,856          9,498
 INVESTMENT IN JOINT VENTURE                                                  3,335             --
 OTHER ASSETS                                                                 1,202            658
                                                                           --------       --------
               TOTAL ASSETS                                                $ 94,962       $ 59,899
                                                                           ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES:
      ACCOUNTS PAYABLE                                                     $  8,188       $  6,386
      CURRENT PORTION OF LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS         2,377          1,423
      ACCRUED LIABILITIES                                                     1,565            641
                                                                           --------       --------
               TOTAL CURRENT LIABILITIES                                     12,130          8,450

NOTES PAYABLE TO BANK                                                        29,495         16,580
LONG-TERM DEBT, LESS CURRENT MATURITIES                                       8,457          7,037
CAPITAL LEASE OBLIGATIONS, LESS CURRENT MATURITIES                              370            494
OTHER LIABILITIES                                                               516             --
                                                                           --------       --------
               TOTAL LIABILITIES                                             50,968         32,561

 STOCKHOLDERS' EQUITY:
      COMMON STOCK                                                                9              8
      ADDITIONAL PAID IN CAPITAL                                             62,043         46,825
      ACCUMULATED DEFICIT                                                   (18,058)       (19,495)
                                                                           --------       --------
               TOTAL STOCKHOLDERS' EQUITY                                    43,994         27,338
                                                                           --------       --------

               TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $ 94,962       $ 59,899
                                                                           ========       ========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                 BLUE RHINO CORPORATION
                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2000 AND 1999
                         (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                      APRIL 30,                    APRIL 30,
                                                              -----------------------       -----------------------
                                                                2000            1999          2000           1999
                                                              --------       --------       --------       --------
                                                                    (UNAUDITED)                    (UNAUDITED)
REVENUES:
   NET SALES                                                  $ 15,931       $ 11,286       $ 43,796       $ 29,184
   OTHER INCOME                                                  1,105            604          2,662          1,368
                                                              --------       --------       --------       --------
         TOTAL REVENUES                                         17,036         11,890         46,458         30,552

OPERATING COSTS AND EXPENSES:
   COST OF SALES                                                11,612          8,187         32,642         21,687
   SELLING, GENERAL AND ADMINISTRATIVE                           2,780          2,433          7,826          6,020
   DEPRECIATION AND AMORTIZATION                                 1,241            808          3,134          1,985
                                                              --------       --------       --------       --------
         TOTAL OPERATING COSTS AND EXPENSES                     15,633         11,428         43,602         29,692
                                                              --------       --------       --------       --------
         INCOME FROM OPERATIONS                                  1,403            462          2,856            860
                                                              --------       --------       --------       --------
OTHER EXPENSES (INCOME):
   INTEREST EXPENSE                                                524            248          1,276            487
   LOSS ON INVESTEE                                                 95             --             95            311
   FOLLOW-ON OFFERING                                               --            551             --            551
   OTHER, NET                                                      (41)            20            (32)          (130)
                                                              --------       --------       --------       --------

         INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES           825           (357)         1,517           (359)

PROVISION FOR INCOME TAXES                                          80             --             80             --
                                                              --------       --------       --------       --------
          NET INCOME (LOSS)                                   $    745       $   (357)      $  1,437       $   (359)
                                                              ========       ========       ========       ========

EARNINGS (LOSS) PER COMMON SHARE,
   BASIC                                                      $   0.08       $  (0.05)      $   0.17       $  (0.05)
                                                              ========       ========       ========       ========

   DILUTED                                                    $   0.08       $  (0.05)      $   0.16       $  (0.05)
                                                              ========       ========       ========       ========

SHARES USED IN PER SHARE CALCULATIONS:
         BASIC                                                   8,837          7,650          8,574          7,641
                                                              ========       ========       ========       ========

         DILUTED                                                 9,266          7,650          8,750          7,641
                                                              ========       ========       ========       ========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                             BLUE RHINO CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE NINE MONTHS ENDED APRIL 30, 2000 AND 1999
                                 (IN THOUSANDS)

                                                                                     NINE MONTHS ENDED
                                                                                          APRIL 30,
                                                                                -----------------------------
                                                                                   2000               1999
                                                                                ----------         ----------
                                                                                         (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     NET INCOME (LOSS)                                                          $    1,437         $     (359)
     ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH
     PROVIDED BY OPERATING ACTIVITIES:
           DEPRECIATION AND AMORTIZATION                                             3,134              1,985
           LOSS ON DISPOSAL OF ASSETS                                                   26                 34
           LOSS ON INVESTEE                                                             95                311
           EXPENSE RELATED TO DISTRIBUTOR STOCK OPTION PLAN                            216                211
           ACCRETION OF INTEREST AND AMORTIZATION OF DISCOUNT ON
               CONVERTIBLE NOTES                                                       404                 --
          FOLLOW-ON OFFERING                                                            --                551
           CHANGES IN OPERATING ASSETS AND LIABILITIES, NET
            OF BUSINESS ACQUISITIONS:
                  ACCOUNTS RECEIVABLE                                                  341               (324)
                  INVENTORIES                                                         (813)              (162)
                  OTHER CURRENT ASSETS                                                 814            (1,907)
                  ACCOUNTS PAYABLE                                                   1,357                600
                  OTHER ACCRUED LIABILITIES                                           (254)               304
                                                                                ----------         ----------

                            NET CASH PROVIDED BY OPERATING ACTIVITIES                6,757              1,244
                                                                                ----------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     BUSINESS ACQUISITIONS                                                         (10,213)            (5,927)
     PURCHASES OF PROPERTY, PLANT AND EQUIPMENT                                     (4,533)            (5,585)
     PURCHASES OF CYLINDERS HELD UNDER OPERATING LEASES, NET                        (5,520)            (8,570)
     INVESTMENT IN JOINT VENTURE                                                    (4,906)                --
     PROCEEDS FROM JOINT VENTURE                                                     3,314                 --
     COLLECTIONS ON NOTES RECEIVABLE                                                    66                258
                                                                                ----------         ----------

                            NET CASH USED IN INVESTING ACTIVITIES                  (21,792)           (19,824)
                                                                                ----------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     PROCEEDS FROM ISSUANCE OF COMMON STOCK, NET OF EXPENSES                         6,384                101
     PROCEEDS FROM ISSUANCE OF CONVERTIBLE NOTES                                     7,000                 --
     PAYMENT ON CYLINDER FINANCING                                                  (7,000)                --
     PROCEEDS FROM NOTES PAYABLE TO BANK                                            36,220             19,913
     PAYMENTS ON NOTES PAYABLE TO BANK                                             (23,305)            (4,433)
     PAYMENT OF COMMON STOCK OFFERING AND REGISTRATION EXPENSES                         --               (584)
     PAYMENT OF FINANCING COSTS                                                       (503)              (211)
     PAYMENTS OF LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS                       (1,176)            (1,551)
                                                                                ----------         ----------

                          NET CASH PROVIDED BY FINANCING ACTIVITIES                 17,600             13,235
                                                                                ----------         ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 2,565             (5,345)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       913              5,908
                                                                                ----------         ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $    3,478         $      563
                                                                                ==========         ==========


  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                             BLUE RHINO CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           APRIL 30, 2000 (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE 1 - BASIS OF PRESENTATION

         The condensed consolidated financial statements of Blue Rhino Corporation (the "Company") include the accounts of its wholly owned subsidiaries, Rhino Services, L.L.C., formed in March 1997, CPD Associates, Inc., formed in March 1998, USA Leasing, L.L.C. ("USA Leasing") formed in October 1998, and UniFlame Corporation ("UniFlame") formed in April 2000. All intercompany transactions and balances have been eliminated in consolidation.

         The accompanying unaudited interim condensed consolidated financial statements of the Company have been prepared by the Company in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of items of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended April 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2000.

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

NOTE 2 - INVENTORIES

Inventories consist of the following at:

                                    APRIL 30,        JULY 31,
                                      2000            1999
                                     ------           ----
                                  (unaudited)
         Fireplace accessories      $1,093           $ --
         Patio heaters                 526             --
         Garden accessories            496             --
         Barbecue grills               190             --
         Other supplies                406            106
                                    ------           ----
                                    $2,711           $106
                                    ======           ====


NOTE 3 - INVESTMENT IN JOINT VENTURE

         On April 28, 2000, the Company entered into a joint venture agreement with Manchester Tank and Equipment Company and one of the Company's distributors to operate and manage the automated propane bottling and cylinder refurbishing plant in North Carolina. Operations began in May 2000 and the facility is currently producing refurbished and refilled cylinders for four of the Company's distributors. The Company contributed approximately $6.7 million of property, plant and equipment and received a reimbursement of approximately $3.3 million representing the excess contribution over its designated capital contribution of approximately $3.4 million. For this capital contribution the Company received a 49% ownership interest in the joint venture which is being accounted for under the equity method of accounting. The excess contribution included certain start
up costs of approximately $    previously funded by the Company. The Company
recognized its portion of the loss in the joint venture for the period ended April 30, 2000 of approximately $95. In addition the Company received a reimbursement of approximately $70 of costs previously expensed by the Company in fiscal 1999.

NOTE 4 - ACQUISITIONS/INTANGIBLE ASSETS

Cylinder Exchange Acquisitions

         During the nine months ended April 30, 2000, the Company closed four acquisitions with an aggregate purchase price of approximately $2.5 million for assets including cylinders, cylinder displays and all of the sellers' rights, title and interest in and to retail propane cylinder exchange accounts and locations. These acquisitions were accounted for under the purchase method of accounting and were financed with cash provided by the Company's Amended and Restated Loan Agreement (discussed below) and from cash provided by operations.

Uniflame, Inc. Acquisition

On April 4, 2000, the Company completed the acquisition of substantially all of the assets of Uniflame, Inc. ("Uniflame"), an import and design company dealing in barbecue grills, garden art and fireplace accessories. The acquired assets include inventories, accounts receivable, various trademarks and copyrights, a patent and 100% of the stock of Uni-Asia, Ltd., a Seychelles corporation engaged in exports from Asia. The aggregate purchase price, including certain acquisition costs, was approximately $14.4 million of which approximately $11.2 million was allocated to intangibles consisting of goodwill and non-compete agreements.

International Propane Products Acquisition

On April 3, 2000, the Company completed the acquisition of substantially all of the assets relating to patio heaters developed and distributed by International Propane Products, LLC ("IPP"), a wholesale and design company. The acquired assets included all of the assets relating to the outdoor patio heater and brass valves for propane cylinders including certain intellectual property. The aggregate purchase price, including certain acquisition costs, was approximately $4.6 million of which approximately $4.4 million was allocated to intangibles consisting of goodwill and non-compete agreements.

Bison Valve Acquisition

         On September 17, 1999, the Company completed the acquisition of certain assets related to the overfill prevention device ("OPD") developed and distributed by Bison Valve, L.L.C. ("Bison Valve"). The acquired assets included OPD molds, dies, and all intellectual property relating to the OPD developed by Bison Valve, which includes two patent applications on the OPD. The aggregate purchase price, including certain acquisition costs, was approximately $1,655 of which approximately $1,572 was allocated to intangibles consisting of patents and a non-compete agreement.

         All of the above acquisitions were accounted for under the purchase method of accounting. All of the acquisitions on a combined basis were paid for with approximately $10.2 million in cash, $7.8 million in Common Stock and the balance in deferred payments.

         The following unaudited pro forma summary presents the financial information as if the acquisitions of Uniflame, IPP and Bison Valve had occurred on August 1, 1999. These pro forma results have been prepared for comparative purposes and do not purport to be indicative of what would have occurred had the acquisitions been made on August 1, 1999, nor are they indicative of future results.

                                                      For the Nine Months Ended
                                                        April 30,    April 30,
                                                          2000         1999
                                                      -------------------------
Total revenues                                        $63,420           $44,162
                                                      =========================

Net income (loss)                                     $   223           $(1,666)
                                                      =========================

Basic and diluted earnings (loss) per common share    $  0.02           $ (0.20)
                                                      =========================




Intangibles consist of the following at:

                                        APRIL 30,         JULY 31,
                                          2000              1999
                                       -----------        --------
                                       (Unaudited)
         Goodwill                        $26,452           $9,570
         Patents and trademarks            1,392               81
         Noncompete agreements               974              293
         Accumulated amortization           (956)            (446)
                                        --------          -------
                                         $27,862           $9,498
                                        ========          =======


         Amortization expense for the three and nine months ended April 30, 2000 was approximately $279 and $605 versus approximately $109 and $309 for the three and nine months ended April 30, 1999.

NOTE 5 - LONG TERM DEBT

         On March 31, 2000, in conjunction with the acquisitions of Uniflame and IPP the Company entered into an amendment to its existing Amended and Restated Loan Agreement (the "Amendment to the Amended and Restated Loan Agreement"). The previous

$25,000 facility was expanded to $30,000 to finance working capital, acquisitions and capital expenditures, and to support the issuance of documentary and standby letters of credit. The Amendment to the Amended and Restated Loan Agreement, which expires on August 31, 2001, bears interest at a maximum rate of LIBOR plus 2.25% and is collateralized by a lien on substantially all of the Company's assets. In addition to interest, the Amendment to the Amended and Restated Loan Agreement required a closing commitment fee of $10 and requires a quarterly 0.25% fee on any unused balance. The Amendment to the Amended and Restated Loan Agreement also requires the Company to meet certain covenants, including maintaining a minimum net worth, debt coverage and cash flow coverage ratios. The Amendment to the Amended and Restated Loan Agreement also waived certain covenants including tangible net worth and deferred purchase price payment limitations, which were not attained due to the acquisitions. As of April 30, 2000, the Company had borrowings under its existing credit facilities of approximately $29,500, which bear interest at a rate of LIBOR plus 2.00%.

         On March 31, 2000, in conjunction with the acquisitions of Uniflame and IPP, the Company also amended its Convertible Notes to expand subordination of the debt evidenced thereby to the Company's bank from $25,000 to $30,000. In conjunction with the expansion of the subordination, the Company accelerated its right to convert the noteholders debt into the Company's Common Stock to August 31, 2000 from March 24, 2001, as prescribed by the agreement.

         On April 17, 2000, the Company entered into a second amendment to the Amended and Restated Loan Agreement (the "Second Amendment to the Amended and Restated Loan Agreement"). The $30,000 was temporarily expanded to $32,000 to finance working capital, acquisitions and capital expenditures, and to support the issuance of documentary and standby letters of credit. The Second Amendment to the Amended and Restated Loan Agreement included a temporary overline of $2,000 which expired on April 27, 2000, bore interest at LIBOR plus 2.00% and was collateralized by a lien on substantially all of the Company's assets. In addition to interest the Second Amendment to the Amended and Restated Loan Agreement required a closing commitment fee of $10 and a 0.25% fee on any unused balance. As of April 30, 2000, the Company had paid the overline in full.

NOTE 7 - EARNINGS (LOSS) PER SHARE

         The following table sets forth a reconciliation of the numerators and denominators in computing earnings (loss) per common share in accordance with Statement of Financial Accounting Standards No. 128 (in thousands, except per share amounts).


                                                   Three Months Ended        Nine Months Ended
                                                       April 30,                 April 30,
                                                   ------------------        -----------------
                                                   2000        1999          2000        1999
                                                  ------      -------       ------      -------

                                                     (unaudited)               (unaudited)
Basic and diluted earnings (loss) per share:
    Net income (loss)                             $  745      $  (357)      $1,437      $  (359)
    Weighted average common shares used in
    computing the earnings (loss) per common
    share (in thousands):
             Basic                                 8,837        7,650        8,574        7,641
                                                  ------      -------       ------      -------
             Diluted                               9,266        7,650        8,750        7,641
                                                  ------      -------       ------      -------
Earnings (loss) per common share:
             Basic                                $ 0.08      $ (0.05)      $ 0.17      $ (0.05)
                                                  ------      -------       ------      -------
             Diluted                              $ 0.08      $ (0.05)      $ 0.16      $ (0.05)
                                                  ------      -------       ------      -------

The weighted average common shares outstanding include the effects of all shares, stock options and stock warrants where the effect of their inclusion would be dilutive. For the three and nine months ended April 30, 1999, the inclusion of the effects of stock options and stock warrants would have been anti-dilutive.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         CERTAIN STATEMENTS IN THIS SECTION AND ELSEWHERE IN THIS REPORT ARE FORWARD-LOOKING IN NATURE AND RELATE TO TRENDS AND EVENTS THAT MAY AFFECT THE COMPANY'S FUTURE FINANCIAL POSITION AND OPERATING RESULTS INCLUDING IN PARTICULAR, THE COMPANY'S ABILITY TO PLACE BLUE RHINO CYLINDER EXCHANGE AT ADDITIONAL RETAIL LOCATIONS AND THE SUCCESSFUL LAUNCH OF NEW PRODUCTS. SUCH STATEMENTS ARE MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THE TERMS "EXPECT," "ANTICIPATE," "INTEND," AND "PROJECT" AND SIMILAR WORDS OR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS SPEAK ONLY AS OF THE DATE OF THIS REPORT. THE STATEMENTS ARE BASED ON CURRENT EXPECTATIONS, ARE INHERENTLY UNCERTAIN, ARE SUBJECT TO RISKS, AND SHOULD BE VIEWED WITH CAUTION. ACTUAL RESULTS AND EXPERIENCE MAY DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS AS A RESULT OF MANY FACTORS INCLUDING THOSE DETAILED IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. IT IS NOT POSSIBLE TO FORESEE OR IDENTIFY ALL SUCH FACTORS. THE COMPANY MAKES NO COMMITMENT TO UPDATE ANY FORWARD-LOOKING STATEMENT OR TO DISCLOSE ANY FACTS, EVENTS, OR CIRCUMSTANCES AFTER THE DATE HEREOF THAT MAY AFFECT THE ACCURACY OF ANY FORWARD-LOOKING STATEMENT.


OVERVIEW

         The following discussion and analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and related notes of Blue Rhino Corporation and its wholly owned subsidiaries, Rhino Services, L.L.C., CPD Associates, Inc., USA Leasing, L.L.C., and Uniflame Corporation (collectively, "Blue Rhino," "us," "we," or "our"), and with our audited consolidated financial statements as of and for the fiscal year ended July 31, 1999, on file with the Securities and Exchange Commission. The results of operations for the three and nine months ended April 30, 2000 are not necessarily indicative of results that may be expected for the fiscal year ending July 31, 2000 or any other period, in part due to the seasonality of our business.

         We are the leading national provider of propane grill cylinder exchange in the United States with Blue Rhino cylinder exchange displays at over 23,350 retail locations in 46 states and Puerto Rico. We dedicate our efforts and capital to brand development, value-added marketing, customer service, cylinders, displays, account growth, distributor development and management information systems while our 49 independent distributors make the investments in the vehicles and refilling and refurbishing equipment necessary to operate cylinder exchange businesses. We are continually adding locations, concluding the third quarter of fiscal 2000 with approximately 23,350 locations, a net increase of 4,850 locations over July 31, 1999. In the ordinary course of business, customer locations are deinstalled due to closings, relocations, competitive, regulatory and other factors. Approximately 1,800 locations were deinstalled in the nine months ended April 30, 2000 for various reasons. While we expect to continue to add locations through further penetration of existing retailer relationships, new retailer relationships and acquisitions, we also expect to experience additional deinstallations in the future. The number of retail locations we report as of any date or the number of locations by which our installed base has increased in any period is net of any deinstallations in that period.

         During the three months ended January 31, 2000, we began introducing the Blue Rhino Ultra Service Dealer Program in strategic markets. This initiative is directed at large markets where independent dealers will work in tandem with our distributors to perform store training, retail merchandising and direct selling and installation of commercial patio heaters.



RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED APRIL 30, 2000 WITH THE THREE MONTHS ENDED APRIL 30, 1999

         Total revenues. Total revenues increased 43.3% to approximately $17.0 million for the three months ended April 30, 2000 from approximately $11.9 million for the three months ended April 30, 1999. Total revenues consisted of approximately $13.9 million from cylinder transactions, $2.0 million from product sales (combined cylinder transactions and product sales are reflected on the statement of operations as net sales) and $1.1 million from other income. Product sales represents sales of the various products sold by Uniflame Corporation, a newly formed subsidiary, including barbecue grills, garden art and fireplace accessories and to a lesser extent products sold directly by Blue Rhino including patio heaters and overfill prevention devices ("OPD"). Uniflame Corporation is expected to assume sales of patio heaters in the future. Other income is primarily comprised of lease income, which is generated from cylinders and cylinder displays leased to distributors.

         The increase in total revenues was due primarily to increased sales volume at existing locations and the increase in the number of retail locations placed in service. The number of cylinders transacted increased 25.7% to approximately 1.1 million units in the three months ended April 30, 2000 from approximately 843,000 units during the three months ended April 30, 1999. Same store sales increased 5.5% for the quarter verses the same period in the prior year. The installed base of retail locations increased 45.9% to approximately 23,350 locations at April 30, 2000 from approximately 16,000 locations at April 30, 1999. Total revenues were also positively affected by approximately $1.5 million business acquisitions completed during the quarter.

         Gross margin. Gross margin, including the impact from lease income, increased to 31.8% in the third quarter of fiscal 2000 from 31.1% in the third quarter of fiscal 1999. This increase was due primarily to increased lease income resulting from an increase in the number of cylinders and displays at retail locations. Gross margin on net sales decreased slightly to 27.1 percent from 27.5 percent in last year's third quarter. The decrease was due primarily to a shift in product mix to include lower-margin product sales.

         Selling, general and administrative expenses. Selling, general and administrative expenses increased 14.3% to approximately $2.8 million for the three months ended April 30, 2000 from approximately $2.4 million for the three months ended April 30, 1999 but decreased as a percentage of total revenues to 16.3% for the three months ended April 30, 2000 from 20.5% for the three months ended April 30, 1999. The increase in selling, general and administrative expenses was due primarily to additional compensation costs and costs related to business acquisitions. The decrease in selling, general and administrative expenses as a percentage of total revenues was due primarily to the fact that a significant portion of such expenses are fixed and, as a result, increased at a slower rate than total revenues. Going forward, we expect selling, general and administrative costs to include increased costs for national advertising and promotions as well as continued start-up costs related to the new Ultra Service Dealer.

         Depreciation and amortization. Depreciation and amortization increased to approximately $1.2 million for the third quarter of fiscal 2000 from approximately $808,000 for the third quarter of fiscal 1999. Depreciation expense increased by $263,000 to approximately $962,000 for the third quarter of fiscal 2000 from approximately $699,000 for the third quarter of fiscal 1999 primarily due to the increase in the number of installed cylinder displays and cylinders held under operating lease agreements. The increase in cylinders and cylinder displays was due to our ongoing purchase of additional cylinders and cylinder displays to support the growth in our installed base of retail locations. Our purchase of computer technology also impacted depreciation expense to a lesser extent. Amortization expense increased by $170,000 to approximately $279,000 in the third quarter of fiscal 2000 from approximately $109,000 in the third quarter of fiscal 1999. Amortization increased principally due to the increased amortization of intangibles associated with the purchase of retail propane cylinder exchange locations and to a lesser extent the amortization of intangibles related to our acquisitions of Bison Valve, in September 1999 and Uniflame and IPP in April 2000.

         Interest expense. Interest expense increased to approximately $524,000 in the third quarter of fiscal 2000 from approximately $248,000 in the third quarter of fiscal 1999. The increase in interest expense resulted from the additional borrowings outstanding under our credit facility. The additional borrowings were used primarily to purchase cylinders and displays leased to our distributors and for business acquisitions. The interest expense in the third quarter of fiscal 1999 resulted primarily from debt related to purchases of cylinders and displays leased to distributors and capital lease obligations incurred to purchase computer technology.

         Loss on investee. Loss on investee of approximately $95,000 represents our share of the loss on our 49% interest in R4 Technical Center L.L.C., the automated bottling plant located in Hamptonville, NC. The loss represents the start-up costs incurred since inception through April 30, 2000. This loss was partially offset by a recovery of costs previously expensed of approximately $70,000.

         Other, net. Other, net increased to $41,000 of income in the third quarter of fiscal 2000 from $20,000 of expense in the third quarter of fiscal 1999. The income in the third quarter of fiscal 2000 resulted primarily from interest income on notes receivable. The expense in the third quarter of fiscal 2000 resulted primarily from the loss on disposal of assets.

COMPARISON OF THE NINE MONTHS ENDED APRIL 30, 2000 WITH THE NINE
MONTHS ENDED APRIL 30, 1999

         Total revenues. Total revenues increased 52.1% to approximately $46.5 million for the nine months ended April 30, 2000 from approximately $30.6 million for the nine months ended April 30, 1999. Total revenues for the nine months ended April 30, 2000 consisted of approximately $40.3 million from cylinder transactions, $3.5 million from product sales (combined cylinder transactions and product sales are reflected on the statement of operations as net sales) and $2.6 million from other income. Product sales represents the various products sold by Uniflame Corporation including barbecue grills, garden art and fireplace accessories and to a lesser extent products sold directly by Blue Rhino including patio heaters and OPD. Other income is primarily from lease income generated from cylinders and cylinder displays leased to distributors.

         The increase in total revenues was due primarily to increased sales volume at existing locations and the increase in the number of retail locations placed in service. The number of cylinders transacted increased 39.6% to approximately 3.0 million units in the nine months ended April 30, 2000 from approximately 2.1 million units during the nine months ended April 30, 1999. Same store sales for the nine months increased more than 22% versus the same period in the prior year.

         Gross margin. Gross margin, including the impact from lease income, increased to 29.7% for the first nine months of fiscal 2000 from 29.0% in the same period of fiscal 1999. This increase was due primarily to additional lease income from an increased number of cylinders and cylinder displays.

         Selling, general and administrative expenses. Selling, general and administrative expenses increased 30.0% to approximately $7.8 million for the nine months ended April 30, 2000 from approximately $6.0 million for the nine months ended April 30, 1999 but decreased as a percentage of total revenues to 16.8% for the nine months ended April 30, 2000 from 19.7% for the nine months ended April 30, 1999. The increase in selling, general and administrative expenses was due primarily to additional compensation costs and costs related to our introduction of a patio heater product and business acquisitions. Going forward, we expect such expenses to include increased costs for national advertising and promotions as well as continued start-up costs related to the new Ultra Service Dealer. The decrease in selling, general and administrative expenses as a percentage of total revenues was due primarily to the fact that a significant portion of such expenses are fixed and, as a result, increased at a slower rate than total revenues.

         Depreciation and amortization. Depreciation and amortization increased to approximately $3.1 million for the nine months ended April 30, 2000 from approximately $2.0 million for the nine months ended April 30, 1999. Depreciation expense increased by $_________ to approximately $___ million for the nine months ended April 30, 2000 from approximately $_________ for the nine months ended April 30, 1999 primarily due to the increase in the number of installed cylinder displays and the commencement of depreciation on cylinders held under operating lease agreements. The increase in cylinders and displays was due to the growth in our installed base of retail locations. Our purchase of computer technology also impacted depreciation expense to a lesser extent. Amortization expense increased by $_________ to approximately $________ in the nine months ended April 30, 2000 from approximately $________ in the nine months ended April 30, 1999 principally due to the increased amortization of intangibles associated with the purchase of retail propane cylinder exchange locations and to a lesser extent the amortization of intangibles related to our acquisitions of Bison Valve, Uniflame and IPP.

         Interest expense. Interest expense increased to approximately $1.3 million in the nine months ended April 30, 2000 from approximately $487,000 in the nine months ended April 30, 1999. The increase in interest expense resulted from the additional borrowings outstanding under our credit facilities. The additional borrowings were used primarily to purchase cylinders and displays leased to our distributors for business acquisitions and for capital expenditures including construction in progress on the R4 Technical Center, the automated propane bottling and cylinder refurbishing facility. The interest expense in the nine months ended April 30, 1999 resulted primarily from debt related to purchases of cylinders leased to distributors and capital lease obligations incurred to purchase computer technology.

         Loss on investee. Loss on investee of approximately $95,000 in the nine months ended April 30, 2000 represents our share of the loss on our 49% interest in R4 Technical Center L.L.C., the automated bottling plant located in Hamptonville, NC. The loss represents the start-up costs incurred since inception through April 30, 2000. This loss was partially offset by a recovery of costs previously expensed of approximately $70,000. The loss of approximately $311,000 in the nine months ended April 30, 1999 represents the application of the equity method of accounting to our convertible loan to Bison Valve. As of October 31, 1998, we recognized charges for the entire principal balance of our convertible loan. In September 1999, we purchased from Bison Valve the intellectual property, inventory and certain other assets related to its Underwriters Laboratories-approved OPD.

         Other, net. Other, net decreased to $30,000 income in the nine months ended April 30, 2000 from $130,000 of income in the nine months ended April 30, 1999. The income in the nine months ended April 30, 2000 resulted primarily from interest income on notes receivable. The income in the nine months ended April 30, 1999 resulted primarily from interest income from excess cash balances and various notes receivable.


LIQUIDITY AND CAPITAL RESOURCES

         Our primary sources of funds have been the issuance of stock and the incurrence of debt, most recently through a private stock offering and a convertible note offering in September 1999. We had positive working capital of approximately $9.1 million as of April 30, 2000, which is primarily the result of proceeds from the private stock offering and increased debt and, to a lesser extent, from cash provided by operations.

         Net cash provided by operations was approximately $6.8 million for the nine months ended April 30, 2000 and approximately $1.2 million for the nine months ended April 30, 1999. For the nine months ended April 30, 2000, cash provided by operations included net income of approximately $1.4 million.

         Net cash used in investing activities was approximately $21.8 million for the nine months ended April 30, 2000 and $19.8 million for the nine months ended April 30, 1999. The primary components of cash used in investing activities in both periods included acquisitions, purchases of cylinders leased to our distributors and investments in property, plant and equipment and our net investment in the joint venture with Manchester Tank.

         Net cash provided by financing activities was approximately $17.6 million for the nine months ended April 30, 2000 and approximately $13.2 million for the nine months ended April 30, 1999. Cash provided by financing activities for the nine months ended April 30, 2000 included net proceeds of approximately $6.4 million from a common stock and warrant private placement and $7.0 million from a convertible notes and warrants private placement. For the nine months ended April 30, 1999, cash provided by financing activities resulted from bank borrowings. In both periods, the cash used in financing activities included payments on various notes payable and capital lease obligations.

         In September 1999, we entered into an agreement with two institutional investors (the "Investors") to issue $7.0 million of 5% Convertible Notes (the "Convertible Notes") and 332,203 warrants to purchase Common Stock in a private placement (the "Convertible Note Offering"). The Convertible Notes have a two-year term and bear interest at 5% per annum, payable in full in cash or in kind at maturity. We may require the holders of the Convertible Notes to convert the principal and interest on the Convertible Notes into Common Stock over a company-chosen conversion period, which may be from 20 to 60 days and may be in amounts of at least $300,000, subject to certain conditions. Upon the occurrence of certain events, the holder may convert the principal and interest on the Convertible Notes into Common Stock. The Convertible Notes convert at the lesser of a fixed conversion price or 95% of the Weighted Average Price of the Common Stock at the time of conversion. The warrants are exercisable for five years at an exercise price of $8.48 per share. In the future, we may also require the Investors to purchase in up to two additional closings Convertible Notes in an aggregate amount equal to at least $1.0 million but not more than $4.9 million if certain conditions are met. We used the $7.0 million of proceeds from this offering to pay certain offering expenses, reduce indebtedness, acquire assets and for working capital and general corporate purposes.

         In September 1999, we also completed a $7.2 million private placement of 981,119 units, each consisting of one share of our Common Stock and one warrant to purchase 0.35 shares of Common Stock. The offering was made only to "accredited investors", as defined in Rule 501(a) of Regulation D. The investors included the following officers and directors of the Company: Billy D. Prim, Craig J. Duchossois, Andrew J. Filipowski, Mark Castaneda, Steven D. Devick, Richard A. Brenner and Jerald D. Shadley, who in the aggregate purchased 438,747 of the 981,119 units sold. The price per unit was $7.375, which was the closing price of our Common Stock on September 3, 1999, the final trading day prior to the consummation of the offering. The warrants may be exercised at a price equal to $8.48 per share at any time prior to September 7, 2004. We used the proceeds of this offering to pay certain expenses associated with the offering and repay indebtedness. Upon our repayment of $2.6 million of the indebtedness of our wholly owned subsidiary, USA Leasing, the bank released Billy D. Prim, Andrew J. Filipowski, Craig J. Duchossois and Peer Pedersen from their $650,000 guarantees of such indebtedness.

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

         On March 31, 2000, in conjunction with the asset acquisitions from Uniflame and IPP we entered into the Amendment to the Amended and Restated Loan Agreement. The previous $25.0 million facility was expanded to $30.0 million to finance working capital, acquisitions and capital expenditures, and to support the issuance of documentary and standby letters of credit. The Amendment to the Amended and Restated Loan Agreement, which expires on August 31, 2001, bears interest at a maximum rate of LIBOR plus 2.25% and is collateralized by a lien on substantially all our assets. In addition to interest, the Amendment to the Amended and Restated Loan Agreement required a closing commitment fee of $10,000 and requires a quarterly 0.25% fee on any unused balance. The Amendment to the Amended and Restated Loan Agreement also requires us to meet certain covenants, including maintaining a minimum net worth, debt coverage and cash flow coverage ratios. The Amendment to the Amended and Restated Loan Agreement also waived certain covenants including tangible net worth and deferred purchase price payment limitations, which were not attained due to the acquisitions. Each of our subsidiaries (other than Uniflame Corporation) has executed a guaranty of this facility in favor of the bank. As of April 30, 2000, we had borrowings under our existing credit facilities of approximately $29.5 million, which bear interest at a rate of LIBOR plus 2.00%.

         On March 31, 2000, in conjunction with the acquisitions of Uniflame and IPP we also amended our Convertible Notes to expand subordination of the debt evidenced thereby to our bank from $25.0 million to $30.0 million. In conjunction with the expansion of the subordination, we accelerated our right to convert the noteholders debt into our Common Stock to August 31, 2000 from March 24, 2001, as prescribed by the Notes.

         On April 3, 2000, we completed the acquisition of substantially all of the assets relating to patio heaters developed and distributed by IPP, a wholesale and design company. The acquired assets included all of the assets relating to or necessary for the manufacture or sale of the patio heaters developed by IPP including inventories, molds, dies and all intellectual property, which include patent applications. The aggregate purchase price, including certain acquisition costs, was approximately $2.9 million of which approximately $________ was paid in cash.

         On April 4, 2000, we completed the acquisition of substantially all of the assets of Uniflame, an import and design company dealing in barbecue grills, garden art and fireplace accessories. The acquired assets included inventories, accounts receivable, various trademarks and copyrights, a patent and 100% of the stock of Uni-Asia, Ltd., a Seychelles corporation engaged in exports to Asia. The aggregate purchase price, including certain acquisition costs, was approximately $_____ million of which approximately $_________ was paid in cash. We have subsequently transferred these assets to a newly formed, wholly owned subsidiary, Uniflame Corporation.

         On April 17, 2000, we entered into the Second Amendment to the Amended and Restated Loan Agreement. The $30.0 million facility was temporarily expanded to $32.0 million to finance working capital, acquisitions and capital expenditures, and to support the issuance of documentary and standby letters of credit. The Second Amendment to the Amended and Restated Loan Agreement included a temporary $2.0 million overline which expired on April 27, 2000, bore interest at LIBOR plus 2.00% and was collateralized by a lien on substantially all of our assets. In addition to interest, the Second Amendment to the Amended and Restated Loan Agreement required a closing commitment fee of $10,000 and a 0.25% fee on any unused balance. As of April 30, 2000, we had paid the overline in full.

         For the nine months ended April 30, 2000, we also closed seven acquisitions of cylinder exchange assets, including cylinders, cylinder displays and seller's right, title and interest in a total of approximately 1,150 cylinder exchange accounts and locations for an aggregate purchase price of approximately $2.5 million, of which approximately $1.6 million was paid in cash.

         All of the acquisitions were accounted for under the purchase method of accounting and were financed with cash provided by our bank credit facility and from cash provided by operations.

         On April 28, 2000, we entered into a joint venture agreement with Manchester Tank and Equipment Company and one of our distributors to operate and manage the automated propane bottling and cylinder refurbishing plant in North Carolina. Operations began in May 2000 and the facility is currently producing refurbished and refilled cylinders for four of our distributors. We contributed
approximately $      of property, plant and equipment and received a
reimbursement of approximately $      representing the excess contribution over
our designated capital contribution of approximately $3.4 million. The excess contribution included certain start up costs of approximately $ that we previously funded. We recognized our portion of the loss in the joint venture as of April 30, 2000 of approximately $95,000 which was partially offset by a recovery of $70 of start up costs we previously expensed.


         We anticipate that our total capital expenditures for fiscal 2000, excluding acquisitions, will be approximately $13 million, and will relate primarily to cylinders, cylinder displays, investment in the automated bottling plant and computer technology. For fiscal 2001, we are currently forecasting capital __________ of approximately ________. Our capital expenditure and working capital requirements in the foreseeable future will change depending on the rate of our expansion, our operating results and any other adjustments in our operating plan as needed in response to competition, acquisition opportunities or unexpected events. We believe that our existing borrowing capacity under lines of credit, together with the remaining proceeds from the private stock offering and the convertible note offering and cash provided by operations will be sufficient to meet our working capital requirements through fiscal 2000. However, there can be no assurance that we will not seek or require additional capital in the future as a result of expansion or otherwise.

SEASONALITY

         We have experienced and expect to continue to experience significant seasonal fluctuations in our total revenues and net income (loss). Our total revenues generally are highest in our third and fourth quarters, which include the majority of the grilling season, and historically have been lower in our first and second quarters, which include the winter months. Sustained periods of poor weather, particularly in the spring and summer seasons, can negatively impact sales. Our rate of establishing new retail locations and expenses incurred in anticipation of increased sales also cause quarterly fluctuations in our results of operations. Accordingly, the results of operations in any quarter will not necessarily be indicative of the results that we may achieve for a full fiscal year or any future quarter.

INFLATION

         We do not believe that inflation has had a material adverse effect on our revenues, cost of sales or our results of operations. As a result of the recent and dramatic increase in fuel prices, the costs of liquid propane and diesel fuel are currently at historically high levels as we enter our peak season. If fuel costs remain inflated for an extended period, our gross margins and results of operations could be negatively effected due to additional costs that may not be fully recovered through an increase in our price to our customers. Therefore, there can be no assurance that our business will not be affected by inflation in the future.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

         Statement of Financial Accounting Standards No. 130 ("SFAS No. 130") establishes standards for reporting and display of comprehensive income and its components (revenues, gains, expenses, losses) in a full set of general purpose financial statements and is effective for fiscal years beginning after December15, 1997. There were no items of comprehensive income for the three and nine-month periods ended April 30, 2000 and 1999, as defined under SFAS No. 130, "Reporting Comprehensive Income."

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was effective for fiscal years beginning after June 15, 1999. SFAS No. 133 was amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of SFAS No. 133," which delayed the effective date of implementation by one year. We are required to and will adopt SFAS No. 133 in the first quarter of fiscal 2001. We have not completed all of the analysis, but do not expect adoption to have a significant effect on our consolidated results of operations or financial position.

IMPACT OF YEAR 2000

         In reports for prior periods, we discussed the nature and progress of our plans to become Year 2000 ready. In late 1999, we completed our remediation and testing of systems. As a result of those planning and implementation efforts, we experienced no significant disruptions in mission critical information technology and non-information technology systems and believe those systems successfully responded to the Year 2000 date change. We expensed approximately $20,000 during 1999 in connection with remediating our systems. We are not aware of any material problems resulting from Year 2000 issues, either with our products, our internal systems, or the products and services of third parties. We will continue to monitor our mission critical computer applications and those of our suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are exposed to market risk related to changes in interest rates on our borrowings under our bank credit facility. This facility bears interest based on LIBOR. The facility is collateralized by cylinders held under operating leases with our independent distributors. The operating leases currently yield 1% of the cylinder value monthly (approximately 12% annually) and continue until either party terminates upon 60 days written notice to the other party. Upon any significant increase in LIBOR, we would attempt to renegotiate the operating leases with our independent distributors mitigating the interest rate exposure on the majority of the notes payable to the bank. However, there can be no assurance that we will be successful in such renegotiations or that we will be able to mitigate any or all of the interest rate risk.

         We have no derivative financial instruments or derivative commodity instruments in our cash and cash equivalents and investments. We invest our cash and cash equivalents and investments in investment grade, highly liquid investments consisting of money market instruments, bank certificates of deposit and overnight investments in commercial paper.

         All of our transactions are conducted and accounts are denominated in U.S. dollars and as such we do not currently have exposure to foreign currency risk.

                          PART II -- OTHER INFORMATION

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         On April 3, 2000, we issued 83,572 shares of Common Stock in connection with our acquisition of substantially all of the assets relating to patio heaters developed by, manufactured for and marketed by IPP, which is an Illinois limited liability company owned by a single individual. On April 4, 2000, we issued 478,716 shares of Common Stock in connection with our acquisition of substantially all of the assets of Uniflame, which is an Illinois corporation owned by two individuals. We issued the shares in reliance on the exemption from registration provided in Section 4(2) of the Securities Act of 1933, as amended, based on the nature of the purchasers and the nature of the arm's-length, negotiated transactions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES: None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS: None

ITEM 5. OTHER INFORMATION: None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

        (a) Exhibits:
                23.1     Consent of FRIDUSS, LUKEE, SCHIFF & CO., P.C.
                         (incorporated by reference to Form 8-K/A Registration
                         No. 333-47669 filed June 14, 2000)

                23.2     Consent of ERNST & YOUNG LLP (incorporated by reference
                         to Form 8-K/A Registration No. 333-47669 filed June 14,
                         2000)

                27.1     Financial Data Schedule

                99.1     Financial Statements of Business Acquired - UNIFLAME
                         (incorporated by reference to Form 8-K/A Registration
                         No. 333-47669 filed June 14, 2000)

                99.2     Financial Statements of Business Acquired - BISON AND
                         IPP (incorporated by reference to Form 8-K/A
                         Registration No. 333-47669 filed June 14, 2000)

                99.3 Pro Forma Financial Information (incorporated by reference to Form 8-K/A Registration No. 333-47669 filed June 14, 2000)

        (b) Reports on Form 8-K:

         We filed a current report on Form 8-K on April 18, 2000, as amended on June 13, 2000, to report under Item 2 our acquisition of assets from Uniflame and IPP and to report under Item 5 the increase in the principal amount of our credit facility and the amendments to the terms of our Convertible Notes.

                                   SIGNATURES



Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                       Blue Rhino Corporation


Date:    June 14, 2000       By: /s/ Billy D. Prim
                                -----------------------------------------------
                             Chairman, President and Chief Executive Officer


Date:    June 14, 2000       By: /s/ Mark Castaneda
                                -----------------------------------------------
                             Chief Financial Officer