Form 10-Q/A
period 2000-04-30
BLUE RHINO CORP
filed 2000-06-15
CIK 1034379

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            -------------------------

                                  FORM 10-Q/A
                               (Amendment No. 1)


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

-------------------------------------------------------------------------------

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

-------------------------------------------------------------------------------

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
                                                              ========       ========       ========       ========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                             BLUE RHINO CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE NINE MONTHS ENDED APRIL 30, 2000 AND 1999
                                 (IN THOUSANDS)

                                                                                     NINE MONTHS ENDED
                                                                                          APRIL 30,
                                                                                -----------------------------
                                                                                   2000               1999
                                                                                ----------         ----------
                                                                                         (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     NET INCOME (LOSS)                                                          $    1,437         $     (359)
     ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH
     PROVIDED BY OPERATING ACTIVITIES:
           DEPRECIATION AND AMORTIZATION                                             3,134              1,985
           LOSS ON DISPOSAL OF ASSETS                                                   26                 34
           LOSS ON INVESTEE                                                             95                311
           EXPENSE RELATED TO DISTRIBUTOR STOCK OPTION PLAN                            216                211
           ACCRETION OF INTEREST AND AMORTIZATION OF DISCOUNT ON
             CONVERTIBLE NOTES                                                         404                 --
           FOLLOW-ON OFFERING                                                           --                551
           CHANGES IN OPERATING ASSETS AND LIABILITIES, NET
             OF BUSINESS ACQUISITIONS:
                  ACCOUNTS RECEIVABLE                                                  341               (324)
                  INVENTORIES                                                         (813)              (162)
                  OTHER CURRENT ASSETS                                                 814             (1,907)
                  ACCOUNTS PAYABLE                                                   1,357                600
                  OTHER ACCRUED LIABILITIES                                           (423)               304
                                                                                ----------         ----------

                            NET CASH PROVIDED BY OPERATING ACTIVITIES                6,588              1,244
                                                                                ----------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     BUSINESS ACQUISITIONS                                                         (10,148)            (5,927)
     PURCHASES OF PROPERTY, PLANT AND EQUIPMENT                                     (4,533)            (5,585)
     PURCHASES OF CYLINDERS HELD UNDER OPERATING LEASES, NET                        (5,520)            (8,570)
     INVESTMENT IN JOINT VENTURE                                                    (4,906)                --
     PROCEEDS FROM JOINT VENTURE                                                     3,314                 --
     COLLECTIONS ON NOTES RECEIVABLE                                                    66                258
                                                                                ----------         ----------

                            NET CASH USED IN INVESTING ACTIVITIES                  (21,727)           (19,824)
                                                                                ----------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     PROCEEDS FROM ISSUANCE OF COMMON STOCK, NET OF EXPENSES                         6,384                101
     PROCEEDS FROM ISSUANCE OF CONVERTIBLE NOTES                                     7,000                 --
     PAYMENT ON CYLINDER FINANCING                                                  (7,000)                --
     PROCEEDS FROM NOTES PAYABLE TO BANK                                            36,220             19,913
     PAYMENTS ON NOTES PAYABLE TO BANK                                             (23,305)            (4,433)
     PAYMENTS OF COMMON STOCK OFFERING AND REGISTRATION EXPENSES                        --               (584)
     PAYMENTS OF FINANCING COSTS                                                      (399)              (211)
     PAYMENTS ON LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS                       (1,196)            (1,551)
                                                                                ----------         ----------

                          NET CASH PROVIDED BY FINANCING ACTIVITIES                 17,704             13,235
                                                                                ----------         ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 2,565             (5,345)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       913              5,908
                                                                                ----------         ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $    3,478         $      563
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
                                    ======           ====


NOTE 3 - INVESTMENT IN JOINT VENTURE

         On April 28, 2000, the Company entered into a joint venture agreement with Manchester Tank and Equipment Company and one of the Company's distributors to operate and manage the automated propane bottling and cylinder refurbishing plant located in Hamptonville, North Carolina. Operations began in May 2000 and the facility is currently producing refurbished and refilled cylinders for four of the Company's distributors. The Company contributed approximately $6.7 million of property, plant and equipment and received a reimbursement of approximately $3.3 million representing the excess contribution over its designated capital contribution of approximately $3.4 million. The Company received a 49% ownership interest in the joint venture for this capital contribution which is being accounted for under the equity method of accounting. The Company recognized its portion of the loss in the joint venture for the period ended April 30, 2000 of approximately $95. In addition the Company received a reimbursement of approximately $70 of costs expensed by the Company in fiscal 1999.

NOTE 4 - ACQUISITIONS/INTANGIBLE ASSETS

Cylinder Exchange Acquisitions

         During the nine months ended April 30, 2000, the Company closed seven acquisitions with an aggregate purchase price of approximately $2.5 million for assets including cylinders, cylinder displays and all of the sellers' rights, title and interest in and to retail propane cylinder exchange accounts and locations. These acquisitions were accounted for under the purchase method of accounting and were financed with cash provided by the Company's Amended and Restated Loan Agreement (discussed below) and from cash provided by operations.

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

         All of the above acquisitions were accounted for under the purchase method of accounting. All of the acquisitions on a combined basis were paid for with approximately $10.1 million in cash, $7.8 million in Common Stock, $314 in warrants and the balance in deferred payments.

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

                                                      For the Nine Months Ended
                                                      -------------------------
                                                        April 30,     April 30,
                                                          2000          1999
                                                      -----------    ----------
Total revenues                                        $63,420           $44,162
                                                      ===========    ==========

Net income (loss)                                     $   223           $(1,666)
                                                      ===========    ==========

Basic and diluted earnings (loss) per common share    $  0.02           $ (0.20)
                                                      ===========    ==========



Intangibles consist of the following at:

                                        APRIL 30,         JULY 31,
                                          2000              1999
                                       -----------        --------
                                       (Unaudited)
         Goodwill                        $26,452           $9,570
         Patents and trademarks            1,392               81
         Noncompete agreements               974              293
         Accumulated amortization           (956)            (446)
                                        --------          -------
                                         $27,862           $9,498
                                        ========          =======

         Amortization expense for the three and nine months ended April 30, 2000 was approximately $279 and $605 versus approximately $109 and $309 for the three and nine months ended April 30, 1999. Intangibles are being amortized over estimated useful lives ranging from 3 to 30 years.

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

         On March 31, 2000, in conjunction with the acquisitions of Uniflame and IPP, the Company also amended its Convertible Notes to expand subordination of the debt evidenced thereby to the Company's bank from $25,000 to $30,000. In conjunction with the expansion of the subordination, the Company accelerated the noteholders' right to convert the debt into the Company's Common Stock to August 31, 2000 from March 24, 2001, as prescribed by the agreement.

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

NOTE 6 - EARNINGS (LOSS) PER SHARE

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

         The increase in total revenues was due primarily to increased sales volume at existing locations and the increase in the number of retail locations placed in service. The number of cylinders transacted increased 25.7% to approximately 1.1 million units in the three months ended April 30, 2000 from approximately 843,000 units during the three months ended April 30, 1999. Same store sales increased 5.5% for the quarter versus the same period in the prior year. The installed base of retail locations increased 45.9% to approximately 23,350 locations at April 30, 2000 from approximately 16,000 locations at April 30, 1999. Total revenues were also positively affected by approximately $1.3 million of revenues from business acquisitions completed during the third quarter of fiscal 2000.

         Gross margin. Gross margin, including the impact from lease income, increased to 31.8% in the third quarter of fiscal 2000 from 31.1% in the third quarter of fiscal 1999. This increase was due primarily to increased lease income resulting from an increase in the number of cylinders and cylinder displays at retail locations. Gross margin on net sales decreased slightly to
27.1 percent from 27.5 percent in last year's third quarter. The decrease was due primarily to a shift in product mix to include lower-margin product sales.

         Selling, general and administrative expenses. Selling, general and administrative expenses increased 14.3% to approximately $2.8 million for the three months ended April 30, 2000 from approximately $2.4 million for the three months ended April 30, 1999 but decreased as a percentage of total revenues to 16.3% for the three months ended April 30, 2000 from 20.5% for the three months ended April 30, 1999. The increase in selling, general and administrative expenses was due primarily to additional compensation costs and the additional costs resulting from the business acquisitions completed during the third quarter of fiscal 2000. The decrease in selling, general and administrative expenses as a percentage of total revenues was due primarily to the fact that a significant portion of such expenses are fixed and, as a result, increased at a slower rate than total revenues. Going forward, we expect selling, general and administrative costs to include increased costs for national advertising and promotions as well as continued start-up costs related to the new Ultra Service Dealer.

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

         Interest expense. Interest expense increased to approximately $524,000 in the third quarter of fiscal 2000 from approximately $248,000 in the third quarter of fiscal 1999. The increase in interest expense resulted primarily from the additional borrowings outstanding under our credit facility. The additional borrowings were used primarily to purchase cylinders and cylinder displays leased to our distributors and for business acquisitions. The interest expense in the third quarter of fiscal 1999 resulted primarily from debt related to purchases of cylinders and displays leased to distributors and capital lease obligations incurred to purchase computer technology.

         Loss on investee. Loss on investee of approximately $95,000 in the third quarter of fiscal 2000 represents our share of the loss on our 49% ownership interest in R4 Technical Center - North Carolina, L.L.C. ("R4 Technical Center), the automated propane bottling and cylinder refurbishing plant located in Hamptonville, North Carolina. The loss represents the start-up costs incurred since inception through April 30, 2000. In addition, we received a reimbursement of approximately $70,000 of costs we previously expensed during fiscal 1999.

         Other, net. Other, net increased to $41,000 of income in the third quarter of fiscal 2000 from $20,000 of expense in the third quarter of fiscal 1999. The income in the third quarter of fiscal 2000 resulted primarily from interest income on notes receivable. The expense in the third quarter of fiscal 1999 resulted primarily from the loss on disposal of assets.

COMPARISON OF THE NINE MONTHS ENDED APRIL 30, 2000 WITH THE NINE
MONTHS ENDED APRIL 30, 1999

         Total revenues. Total revenues increased 52.1% to approximately $46.5 million for the nine months ended April 30, 2000 from approximately $30.6 million for the nine months ended April 30, 1999. Total revenues for the nine months ended April 30, 2000 consisted of approximately $40.3 million from cylinder transactions, $3.5 million from product sales (combined cylinder transactions and product sales are reflected on the statement of operations as net sales) and $2.7 million from other income. Product sales represents the various products sold by Uniflame Corporation including barbecue grills, garden art and fireplace accessories and to a lesser extent products sold directly by Blue Rhino including patio heaters and OPDs. Other income is primarily from lease income generated from cylinders and cylinder displays leased to distributors.

         The increase in total revenues was due primarily to increased sales volume at existing locations and the increase in the number of retail locations in service. The number of cylinders transacted increased 39.6% to approximately
3.0 million units in the nine months ended April 30, 2000 from approximately 2.1 million units during the nine months ended April 30, 1999. Same store sales for the nine months increased more than 22% versus the same period in the prior year.

         Gross margin. Gross margin, including the impact from lease income, increased to 29.7% for the first nine months of fiscal 2000 from 29.0% in the same period of fiscal 1999. This increase was due primarily to additional lease income from an increase in the number of cylinders and cylinder displays at retail locations.

         Selling, general and administrative expenses. Selling, general and administrative expenses increased 30.0% to approximately $7.8 million for the nine months ended April 30, 2000 from approximately $6.0 million for the nine months ended April 30, 1999 but decreased as a percentage of total revenues to 16.8% for the nine months ended April 30, 2000 from 19.7% for the nine months ended April 30, 1999. The increase in selling, general and administrative expenses was due primarily to additional compensation costs and costs related to our introduction of a patio heater product and business acquisitions. Going forward, we expect such expenses to include increased costs for national advertising and promotions as well as continued start-up costs related to the new Ultra Service Dealer Program. The decrease in selling, general and administrative expenses as a percentage of total revenues was due primarily to the fact that a significant portion of such expenses are fixed and, as a result, increased at a slower rate than total revenues.

         Depreciation and amortization. Depreciation and amortization increased to approximately $3.1 million for the nine months ended April 30, 2000 from approximately $2.0 million for the nine months ended April 30, 1999. Depreciation expense increased by $853,000 to approximately $2,529,000 million for the nine months ended April 30, 2000 from approximately $1,676,000 for the nine months ended April 30, 1999 primarily due to the increase in the number of installed cylinder displays and the commencement of depreciation on cylinders held under operating lease agreements. The increase in cylinders and cylinder displays was due to the growth in our installed base of retail locations. Our purchase of computer technology also impacted depreciation expense to a lesser extent. Amortization expense increased by $296,000 to approximately $605,000 in the nine months ended April 30, 2000 from approximately $309,000 in the nine months ended April 30, 1999 principally due to the increased amortization of intangibles associated with the purchase of retail propane cylinder exchange locations and to a lesser extent the amortization of intangibles related to our acquisitions of Bison Valve, Uniflame and IPP.

         Interest expense. Interest expense increased to approximately $1.3 million in the nine months ended April 30, 2000 from approximately $487,000 in the nine months ended April 30, 1999. The increase in interest expense resulted from the additional borrowings outstanding under our credit facilities. The additional borrowings were used primarily to purchase cylinders and cylinder displays leased to our distributors for business acquisitions and for capital expenditures including construction costs for the R4 Technical Center, the automated propane bottling and cylinder refurbishing facility. The interest expense in the nine months ended April 30, 1999 resulted primarily from debt related to purchases of cylinders leased to distributors and capital lease obligations incurred to purchase computer technology.

         Loss on investee. Loss on investee of approximately $95,000 in the nine months ended April 30, 2000 represents our share of the loss on our 49% ownership interest in R4 Technical Center, the automated propane bottling and cylinder refurbishing plant located in Hamptonville, North Carolina. The loss represents the start-up costs incurred since inception through April 30, 2000. The loss of approximately $311,000 in the nine months ended April 30, 1999 represents the application of the equity method of accounting to our convertible loan to Bison Valve. As of October 31, 1998, we recognized charges for the entire principal balance of our convertible loan. In September 1999, we purchased from Bison Valve the intellectual property, inventory and certain other assets related to its Underwriters Laboratories-approved OPD.

         Other, net. Other, net decreased to $32,000 income in the nine months ended April 30, 2000 from $130,000 of income in the nine months ended April 30, 1999. The income in the nine months ended April 30, 2000 resulted primarily from interest income on notes receivable. The income in the nine months ended April 30, 1999 resulted primarily from interest income from excess cash balances and various notes receivable.


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

         Net cash provided by operations was approximately $6.6 million for the nine months ended April 30, 2000 and approximately $1.2 million for the nine months ended April 30, 1999. For the nine months ended April 30, 2000, cash provided by operations included net income of approximately $1.4 million.

         Net cash used in investing activities was approximately $21.7 million for the nine months ended April 30, 2000 and $19.8 million for the nine months ended April 30, 1999. The primary components of cash used in investing activities in both periods included acquisitions, purchases of cylinders leased to our distributors and investments in property, plant and equipment. For the nine months ended April 30, 2000, cash used in investing activities also included our net investment in the joint venture.

         Net cash provided by financing activities was approximately $17.7 million for the nine months ended April 30, 2000 and approximately $13.2 million for the nine months ended April 30, 1999. Cash provided by financing activities for the nine months ended April 30, 2000 included net proceeds of approximately $6.4 million from a common stock and warrant private placement, $7.0 million from a convertible notes and warrants private placement and approximately
$12.9 million of net borrowings from our credit facility. For the nine months ended April 30, 1999, cash provided by financing activities resulted from bank borrowings. In both periods, the cash used in financing activities included payments on various notes payable and capital lease obligations.

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

         Additionally, in September we completed the acquisition of substantially all of the assets related to the OPD developed and distributed by Bison Valve. The acquired assets included OPD molds, dies and all intellectual property relating to the OPD including two patent applications. The aggregate purchase price, including certain acquisition costs, was approximately $1.7 million of which approximately $1.1 million was paid in cash.

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

         On March 31, 2000, in conjunction with the acquisitions of Uniflame and IPP we also amended our Convertible Notes to expand subordination of the debt evidenced thereby to our bank from $25.0 million to $30.0 million. In conjunction with the expansion of the subordination, we accelerated the noteholders' right to convert the debt into our Common Stock to August 31, 2000 from March 24, 2001, as prescribed by the Convertible Notes.

         On April 3, 2000, we completed the acquisition of substantially all of the assets relating to patio heaters developed and distributed by IPP, a wholesale and design company. The acquired assets included all of the assets relating to the outdoor patio heater and brass valves for propane cylinders including certain intellectual property. The aggregate purchase price, including certain acquisition costs, was approximately $4.6 million of which approximately $2.9 million was paid in cash.

         On April 4, 2000, we completed the acquisition of substantially all of the assets of Uniflame, an import and design company dealing in barbecue grills, garden art and fireplace accessories. The acquired assets included inventories, accounts receivable, various trademarks and copyrights, a patent and 100% of the stock of Uni-Asia, Ltd., a Seychelles corporation engaged in exports from Asia. The aggregate purchase price, including certain acquisition costs, was approximately $14.4 million of which approximately $4.6 million was paid in cash. We have subsequently transferred these assets to a newly formed, wholly owned subsidiary, Uniflame Corporation.

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

         For the nine months ended April 30, 2000, we also closed seven acquisitions of cylinder exchange assets, including cylinders, cylinder displays and seller's right, title and interest in a total of approximately 1,150 cylinder exchange accounts and locations for an aggregate purchase price of approximately $2.5 million, of which approximately $1.5 million was paid in cash.

         All of the acquisitions were accounted for under the purchase method of accounting and were financed with cash provided by our bank credit facility and from cash provided by operations.

         On April 28, 2000, we entered into a joint venture agreement with Manchester Tank and Equipment Company and one of our distributors to operate and manage the automated propane bottling and cylinder refurbishing plant in North Carolina. Operations began in May 2000 and the facility is currently producing refurbished and refilled cylinders for four of our distributors. We contributed approximately $6.7 million of property, plant and equipment and received a reimbursement of approximately $3.3 million representing the excess contribution over our designated capital contribution of approximately $3.4 million. We recognized our portion of the loss in the joint venture for the period ended April 30, 2000 of approximately $95,000. In addition, we received a reimbursement of approximately $70 of costs we expensed in fiscal 1999.

         We anticipate that our total capital expenditures for fiscal 2000, excluding acquisitions, will be approximately $13.0 million, and will relate primarily to cylinders, cylinder displays, investment in the automated bottling plant and computer technology. Our capital expenditure and working capital requirements in the foreseeable future will change depending on the rate of our expansion, our operating results and any other adjustments in our operating plan as needed in response to competition, acquisition opportunities or unexpected events. We believe that our existing borrowing capacity under lines of credit, together with the remaining proceeds from the private stock offering and the convertible note offering and cash provided by operations will be sufficient to meet our working capital requirements through fiscal 2000. However, there can be no assurance that we will not seek or require additional capital in the future as a result of expansion or otherwise.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES: None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS: None

ITEM 5. OTHER INFORMATION: None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

        (a) Exhibits:

                 4.1 Registration Rights Agreement among the Company and the shareholders and certain employees of Uniflame dated March 31, 2000 (incorporated by reference to Form 8-K Registration No. 333-47669 filed April 18,
                         2000).

                10.1     Asset Purchase Agreement by and among the Company,
                         IPP and Waters dated as of March 31, 2000 (incorporated by reference to Form 8-K Registration No. 333-47669 filed April 18, 2000).

                10.2 Indemnification Agreement by and among the Company, IPP and Waters dated as of March 31, 2000 (incorporated by reference to Form 8-K Registration No. 333-47669 filed April 18, 2000).

                10.3 License Agreement by and among the Company, IPP and Waters dated as of March 31, 2000 (incorporated by reference to Form 8-K Registration No. 333-47669 filed April 18, 2000).

                10.4 Asset Purchase Agreement by and among the Company, Uniflame, Mac R. McQuilkin and James E. Harris dated as of March 31, 2000 (incorporated by reference to Form 8-K Registration No. 333-47669 filed April 18, 2000).

                10.5 Employment Agreement by and between the Company and Michael Fusel dated April 1, 2000 (incorporated by reference to Form 8-K Registration No. 333-47669 filed April 18, 2000).

                10.6 Employment Agreement by and between the Company and Martin Bossler dated April 1, 2000 (incorporated by reference to Form 8-K Registration No. 333-47669 filed April 18, 2000).

                10.7 Amendment to Amended and Restated Loan Amendment by and between the Company and Bank of America dated April 3, 2000 (incorporated by reference to Form 8-K Registration No. 333-47669 filed April 18, 2000).

                10.8 Agreement to Amend the Convertible Notes by and among Blue Rhino Corporation, HFTP Investment L.L.C. and Leonardo, L.P. dated of April 3, 2000 (incorporated by reference to Form 8-K Registration No. 333-47669 filed April 18, 2000).

                10.9 Form of Amendment #1 to Convertible Notes, dated as of March 31, issued to purchasers of the Company's Convertible Notes, dated September 23, 1999 (incorporated by reference to Form 8-K Registration No. 333-47669 filed April 18, 2000).

                27.1     Financial Data Schedule

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



                       Blue Rhino Corporation


Date:    June 15, 2000       By: /s/ Billy D. Prim
                                -----------------------------------------------
                             Chairman, President and Chief Executive Officer


Date:    June 15, 2000       By: /s/ Mark Castaneda
                                -----------------------------------------------
                             Chief Financial Officer