Form 10-K
period 2000-07-31
BLUE RHINO CORP
filed 2000-10-30
CIK 1034379

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K
(MARK ONE)

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE FISCAL YEAR ENDED JULY 31, 2000

                         COMMISSION FILE NUMBER 0-14133

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

                             ---------------------

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     At September 30, 2000, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $19,785,630.

     At September 30, 2000, the number of shares outstanding of registrant's common stock was 9,226,497.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the registrant's proxy statement with respect to the 2000 annual meeting of stockholders of the registrant have been incorporated by reference in Part III of this Annual Report on Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           FORWARD LOOKING STATEMENTS

     This Annual Report on Form 10-K contains forward-looking statements that relate to our plans, objectives, estimates, goals and future financial performance. Words such as "may," "will," "should," "expects," "intends," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," and variations of such words and similar expressions, identify such forward-looking statements. Our business is subject to numerous risks and uncertainties, many of which are addressed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," that could cause our actual results, performance and developments to be materially different from those expressed or implied by any of these forward-looking statements.

                             ADDITIONAL INFORMATION

     Blue Rhino(R), the rhino logo, RhinoTUFF(R), Bison(R), the bison design, Uniflame(R), Unigrill(R) and Tri-Safe(R) are registered trademarks of the registrant. The registrant has trademark applications pending, among others, for Endless Summer(TM) and Endless Summer Comfort(TM). This Annual Report on Form 10-K also includes trademarks of companies other than the registrant.

                             BLUE RHINO CORPORATION

                                     INDEX

                                  PART I
Item 1:   Business....................................................    1
Item 2:   Properties..................................................    4
Item 3:   Legal Proceedings...........................................    5
Item 4:   Submission of Matters to a Vote of Security Holders.........    5
                                  PART II
Item 5:   Market for the Registrant's Common Equity and Related           5
          Stockholder Matters.........................................
Item 6:   Selected Consolidated Financial Data........................    7
Item 7:   Management's Discussion and Analysis of Financial Condition     8
          and Results of Operations...................................
Item 7A:  Quantitative and Qualitative Disclosures About Market          16
          Risk........................................................
Item 8:   Financial Statements and Supplementary Data.................   17
Item 9:   Changes in and Disagreements with Accountants on Accounting    39
          and Financial Disclosure....................................
                                 PART III
Item 10:  Executive Officers and Directors............................   40
Item 11:  Executive Compensation......................................   40
Item 12:  Security Ownership of Certain Beneficial Owners and            40
          Management..................................................
Item 13:  Certain Relationships and Related Transactions..............   40
                                  PART IV
Item 14:  Exhibits, Financial Statement Schedules and Reports on Form    41
          8-K.........................................................

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     We are a leading national provider of branded products and services to retailers, including gas grill cylinder exchange, with Blue Rhino cylinder displays at more than 25,000 retail locations in 46 states and Puerto Rico. Cylinder exchange provides consumers with a convenient means to exchange empty grill cylinders for clean, safe, precision-filled cylinders. We offer our cylinder exchange at many major home improvement centers, mass merchants, hardware, grocery and convenience stores, including Home Depot, Lowe's, Wal*Mart, Sears, Kmart, Kroger, Food Lion, Winn-Dixie, SuperAmerica, Circle K and ExxonMobil. We partner with retailers and independent distributors to provide consumers with a nationally-branded alternative to traditional grill cylinder refill. We dedicate our efforts and capital to brand development, value-added marketing, customer service, cylinders, displays, account growth, distributor network development and management information services. Our 49 independent distributors invest in the vehicles and refilling and refurbishing equipment necessary to operate cylinder exchange businesses. We believe that our distributor network affords us the opportunity to service approximately 90% of the cylinder exchange markets in the United States. To facilitate improved service by our distributors in the Southeast, we opened a jointly owned automated propane bottling and cylinder refurbishing plant in North Carolina in May 2000.

     In addition to our cylinder exchange service, we offer an array of products, including barbecue grills, patio heaters, fireplace accessories and garden products, that are sold through home centers, mass merchants and hearth stores throughout the United States.

OUR MARKET

     Based on the 1999 Barbecue Grill Usage and Attitude Study conducted on behalf of the Barbecue Industry Association of America (BIA), we believe that approximately 42 million United States households own a propane grill. The BIA reports that, since 1997, sales of propane grills have exceeded the combined annual sales of charcoal, natural gas and electric grills. The BIA estimates that manufacturers shipped approximately 8.6 million propane gas grills in 1999, an increase of approximately 8.4% from the number shipped in 1998 and approximately 48.0% over the number shipped five years earlier in 1994.

     The BIA study estimates that the average propane grill owner uses 1.9 cylinders of propane per year. We estimate that there are approximately 80 million cylinder transactions per year, representing an approximately $1 billion annual market opportunity for us. According to the BIA study, cylinder exchange, as opposed to the traditional refilling of empty cylinders, represents approximately 25% of all cylinder transactions, an increase from approximately 21% in 1997 and from less than 10% in 1995.

OUR STRATEGY

     Our objective is to further strengthen our position as the leading national provider of cylinder exchange. The key elements of our strategy to achieve this objective are:

     Promote the Blue Rhino Brand and Consumer Awareness of Cylinder
Exchange. We have created a distinctive Blue Rhino brand name and logo that we prominently feature on cylinder sleeves and display racks. In addition, we undertake brand marketing and promotional initiatives, including point of purchase displays, and engage in cross-marketing promotions with other barbecue-related products, print media and cooperative advertising. We have also selectively placed targeted broadcast and print media advertising campaigns that focus on raising consumer awareness of our cylinder exchange program and are actively involved with consumer, trade and regulatory associations in an effort to promote the growth of cylinder exchange.

     Develop and Expand our Retailer Relationships. We target the following four categories of retailers for cylinder exchange: home centers/hardware stores, mass merchants, grocery stores and convenience stores. Our relationships with major retailers such as Home Depot, Lowe's, Wal*Mart, Sears, Kmart, Kroger, Food Lion, Winn-Dixie, SuperAmerica, Circle K and ExxonMobil allow us to place cylinders in a large number of convenient, high traffic locations. We seek to develop and expand our relationships with retailers in the following ways:

     - Expand into New Locations of our Existing Retailers. We work closely with our largest retail accounts to coordinate the roll-out of our cylinder exchange service in conjunction with the opening of their new locations.

     - Establish Relationships with New Retailers. We believe there are approximately 225,000 potential grill cylinder exchange locations in our targeted markets, of which we currently service more than 25,000. We establish new retail relationships through direct sales and by acquisition. During fiscal 2000, we added approximately 5,225 new locations through direct sales and approximately 1,275 through acquisitions. We are currently focusing our efforts on expanding our relationships with grocery and convenience stores.

     Market Products and Services. We pursue product and service opportunities that drive cylinder exchange, are associated with the home and garden or otherwise allow us to leverage our existing corporate infrastructure. These opportunities include:

     - Patio Heaters. In April 2000, we acquired substantially all of the assets of International Propane Products, LLC (IPP), the designer and importer of our Endless Summer patio heaters, which we began selling in December 1998. Our patio heaters use the same cylinders as grills, and we believe they will increase the counterseasonal demand for cylinder exchange.

     - Patio Heater Cylinder Exchange Service. Some of our distributors place patio heaters and cylinder displays at restaurants, resorts, bars and other outdoor commercial establishments. We intend to introduce our Endless Summer Comfort patio heater cylinder exchange service in our various markets throughout fiscal 2001 and believe that this service will further increase the counterseasonal demand for cylinder exchange.

     - Overfill Prevention Device (OPD) Valves. In September 1999, we purchased from Bison Valve the intellectual property, inventory and certain other assets related to its Underwriters Laboratories-approved OPD valve, which automatically stops the flow of liquid propane gas into the cylinder when the cylinder is full. We believe that this acquisition will enable us to maintain a supply of OPD valves for our distributors and to capitalize on the market created by National Fire Protection Association guidelines, which require all cylinders filled after April 1, 2002 to have an OPD valve.

     - Barbecue grill, fireplace accessories and garden products. In April 2000, we acquired substantially all of the assets of Uniflame, Inc., an import and design company. The Uniflame products, which we sell through major retailers such as Home Depot, Lowe's, Wal*Mart and Sears, include a line of charcoal and propane grills, fireplace accessories and garden products such as fountains, planters, plant stands and hangers, plant etageres, bird feeders, multiple statues and tiki torches.

     - Retail Shipping Services. On October 26, 2000, we completed the acquisition of QuickShip, Inc., an in-store, retail shipping service company based in Lenexa, Kansas. QuickShip provides consumers with a convenient, full-service, in-store postal and parcel shipping depot and provides retailers with a new revenue source.

     Leverage National Distributor Network. Within the last four years, we have established a network of 49 independent distributors serving 46 states and Puerto Rico. We plan to leverage this network by aggressively increasing each distributor's market penetration through the addition of new retail locations. We assist our distributors in developing their ability to service our accounts by providing cylinder leasing, electronic billing systems through handheld terminals and other information technology and by arranging for consolidated propane purchasing, store training and retail merchandising.

     In addition, in May 2000, we commenced operations at the R-4 Technical Center, a jointly owned automated propane bottling and cylinder refurbishing plant in which we own a 49% interest. Manchester Tank & Equipment Co. owns a 50% interest in this joint venture, and Platinum Propane, LLC owns the remaining

1% interest in this joint venture. We believe this facility will provide greater cost efficiencies and quality control for our distributors serving the Eastern U.S.

     Utilize Proprietary Management Information Systems (MIS) to Enhance Efficiency. We furnish each distributor with a Blue Rhino-developed handheld and desktop integrated computer system that allows us to provide the retailer and the distributor with a detailed on-line transaction and inventory history. This paperless transaction-reporting system enables the distributor to better manage inventory and forecast sales volumes and reduces errors and administrative costs for both the retailer and the distributor.

     Leverage Corporate Infrastructure to Increase Profitability. We have assembled a management, sales and administrative team, and have developed sophisticated MIS, that we believe can support substantial growth in retail locations and the introduction of new products and services without significant expenditures on additional personnel or systems.

AFFILIATED DISTRIBUTORS

     In August 1999, our Chairman and Chief Executive Officer, Billy D. Prim, and Vice Chairman, Andrew J. Filipowski sold all of their interests in Platinum Propane Holding, LLC (PPH), a holding company for five Blue Rhino distributors, and Ark Holdings (Ark), a holding company for three Blue Rhino distributors. The purchaser was an existing investor in PPH and not affiliated with Blue Rhino Corporation. Prior to the sale, Messrs. Prim and Filipowski together owned approximately 42% of PPH and approximately 47% of Ark. Messrs. Prim and Filipowski continue to serve as directors of PPH and Ark.

RETAILERS

     We depend upon our relationships with Home Depot, Lowe's and Wal*Mart for a significant portion of our net revenues. For fiscal 2000, Home Depot, Lowe's and Wal*Mart represented approximately 23%, 10% and 11% of our net revenues, respectively. These relationships are non-exclusive and non-binding. If any of these retailers were to materially reduce or terminate its business with us for any reason, there may be a material adverse effect on us.

COMPETITION

     The grill cylinder refilling industry is highly fragmented and competitive. Competition in our industry is based primarily upon convenience, quality of product, service, historical relationships, perceived safety and price. The 1999 BIA study states that 75% of the consumers who use propane grills refill rather than exchange their cylinders. Accordingly, our primary competition comes from the approximately 20,000 bulk refilling stations owned and operated by propane dealers, as well as certain rental outlets, recreational vehicle centers and hardware stores. Major propane providers, such as AmeriGas Propane Partners, L.P., Cornerstone Propane Partners, L.P., Ferrellgas Propane Partners, L.P., Heritage Propane Partners, L.P. and Suburban Propane Partners, L.P., could establish new or expand their existing cylinder exchange businesses nationally. These major propane providers have greater resources than we do and may be able to undertake more extensive marketing campaigns and adopt more aggressive pricing policies than we can. We also compete with numerous regional cylinder exchange providers, which typically have operations in a few states, and with local cylinder exchange providers. If these competitors expand their cylinder exchange programs or new competitors enter the market or grow to compete with us on a national scale, our market share and gross margins could decrease.

GOVERNMENTAL REGULATION

     The storing and dispensing of propane is governed by guidelines published by the National Fire Protection Association in Pamphlets 54 and 58. Recent National Fire Protection Association initiatives include a requirement that all grill cylinders placed in use or recertified after September 30, 1998, and all grill cylinders refilled after April 1, 2002 must be fitted with an overfill prevention device valve. Our distributors are also governed by local laws and regulations which vary by municipality and state. Typically, a distributor must obtain permits from a local fire marshal for each propane sales location. Our regional and corporate personnel assist the distributors in this process whenever feasible. We play an active role in drafting model state legislation through the National Propane Gas Association, an industry association, which attempts to create uniform state and local legislation to provide consumers, retailers and distributors with up-to-date safety regulations.

PROPRIETARY RIGHTS

     We have invested substantial time, effort and capital in establishing the Blue Rhino brand and believe that our trademarks are an important part of our business strategy. We have registered trademarks for the use of Blue Rhino (including the logo), RhinoTUFF, Bison (including the design), Tri-Safe, Uniflame and Unigrill and have various other trademark applications pending, including for Endless Summer and Endless Summer Comfort. In addition, we have patents issued for an Overflow Protection Valve Assembly and a Method for Reconditioning a Propane Gas Tank, as well as certain other applications pending. While we may apply for additional trademarks, patents or copyrights in the future, we cannot be sure that any trademark, patent or copyright will be issued, that any of our trademarks, patents or copyrights will be held valid if subsequently challenged or that others will not claim rights in or ownership of our trademarks, patents or copyrights and other proprietary rights.

SEASONALITY

     We have experienced and expect to continue to experience significant seasonal fluctuations in our revenues and net income (loss). Historically, our revenues have been highest in our third and fourth fiscal quarters, which include the majority of the grilling season, and lowest in our first and second fiscal quarters, which include the winter months. We expect that our acquisition of Uniflame will result in the future in increased revenues for our first quarter, which includes the months in which Uniflame historically has shipped the majority of its products. Sustained periods of poor weather, particularly in the spring and summer seasons, can negatively impact our revenues. Our rate of establishing new retail locations and expenses incurred in anticipation of increased sales also cause quarterly fluctuations in our results of operations. Accordingly, the results of operations in any quarter will not necessarily be indicative of the results that we may achieve for a full fiscal year or any future quarter.

EMPLOYEES

     As of September 30, 2000, we had 126 employees, of whom 37 were engaged in sales and marketing, 13 in distributor services, 11 in information systems, 43 in administration and finance and 22 in warehouse functions. We have not experienced any work stoppages and believe we have good relations with our employees.

FINANCIAL INFORMATION ABOUT SEGMENTS

     In fiscal 2000, approximately $68.8 million, or 87.4%, of our revenues were derived from our cylinder exchange business (which includes $3.7 million of lease income generated primarily from the leasing of cylinders and cylinder displays) and approximately $9.9 million, or 12.6%, of our revenues were derived from product sales. In fiscal 1999, over 99% of our revenues were derived from our cylinder exchange business and less than 1% of our revenues were derived from product sales. For additional financial information regarding our individual business segments, see Note 17 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

ITEM 2.  PROPERTIES

     We lease our Winston-Salem, North Carolina headquarters from Rhino Real Estate, LLC, a company affiliated with two of our directors. Pursuant to the terms of the lease, we pay annual rent of approximately $213,000, plus our allocable share of all taxes, utilities and maintenance. The lease terminates on December 31, 2001 and includes an option to renew for one three-year term.

     In conjunction with our acquisition of Uniflame, Inc., we assumed its lease of an office/warehouse facility located in Zion, Illinois from H & M Enterprises, LLC, a company affiliated with the president of Uniflame Corporation, our wholly owned subsidiary. Pursuant to the terms of the lease, we pay annual rent of approximately $300,000, plus our allocable share of all taxes, utilities and maintenance. The lease terminates on March 31, 2005. This facility is used by Uniflame Corporation in the conduct of our product sales business segment.

ITEM 3.  LEGAL PROCEEDINGS

     On December 2, 1999, we filed a complaint against PricewaterhouseCoopers LLP in the Superior Court of Forsyth County, North Carolina alleging negligence, breach of fiduciary duty, breach of contract, defamation and unfair and deceptive trade practices. This suit is currently in the discovery phase and relates to the conduct of PricewaterhouseCoopers during their engagement as our auditors. This matter is scheduled for trial to begin September 4, 2001. We do not expect this litigation to have a material adverse effect on our financial position or results of operations.

     We are not presently involved in any other litigation nor, to our knowledge, is any litigation threatened against us or our subsidiaries, other than routine litigation arising in the ordinary course of business that is expected to be covered by insurance and that, in the opinion of management, will not have a material effect on our financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     Our common stock is traded on the Nasdaq National Market under the symbol "RINO." The table below shows the high and low per share sales prices of our common stock for the periods indicated, as reported by the Nasdaq National Market. As of September 30, 2000, there were approximately 140 record holders of our common stock.

                                                              PRICE RANGE OF
                                                               COMMON STOCK
                                                              ---------------
                                                               HIGH     LOW
                                                              ------   ------
FISCAL YEAR ENDED JULY 31, 2000
  First Quarter.............................................  $10.00   $ 6.00
  Second Quarter............................................   10.44     7.63
  Third Quarter.............................................   15.50     7.88
  Fourth Quarter............................................   10.06     7.81

                                                              PRICE RANGE OF
                                                               COMMON STOCK
                                                              ---------------
                                                               HIGH     LOW
                                                              ------   ------
FISCAL YEAR ENDED JULY 31, 1999
  First Quarter.............................................  $16.00   $ 7.00
  Second Quarter............................................   25.63    12.25
  Third Quarter.............................................   19.50    10.75
  Fourth Quarter............................................   14.06     8.56

     We have never declared or paid any cash dividends on shares of our common stock. We currently intend to retain all earnings for future growth and, therefore, do not anticipate paying any cash dividends in the foreseeable future. Payments of cash dividends are prohibited by certain of our existing financing arrangements and may be prohibited in the future under then existing financing agreements. Even if not prohibited by our financing arrangements, the payment of cash dividends in the future will be at the discretion of the Board of Directors, and there can be no assurance that we will pay any dividends in the future. Our Series A Convertible Preferred Stock, which is described below, accrues a dividend payable in cash or shares of common stock. Subject to obtaining any consent required under our financing arrangements, we may pay such accrued dividend in cash.

     On September 7, 2000, we completed the private placement of 1,716,667 shares of our Series A Convertible Preferred Stock to two institutional investors under common management and three individuals, including Billy D. Prim, our Chairman, Chief Executive Officer and President, and Andrew J. Filipowski, our Vice Chairman, for an aggregate purchase price of $10.3 million. We sold the shares in reliance on the exemption from registration provided by Rule 506 promulgated under Section 4(2) of the Securities Act of 1933, as amended, based on the nature of the purchasers and the nature of the arms'-length, negotiated transaction. The shares of Series A Convertible Preferred Stock accrue a 5% cumulative annual dividend through September 7, 2003, a 12% annual dividend from September 8, 2003 through September 7, 2004 and a 15% dividend thereafter, which dividend is payable in cash or in shares of common stock valued based on the average closing price of the common stock on the date the shares are authorized to be issued. The shares of Series A Convertible Preferred Stock are convertible into shares of common stock at the option of the holder at any time after September 7, 2001 and, if the market price of the common stock over a prescribed pricing period is at least 160% of the then existing conversion price, at our option at any time after September 7, 2002. The conversion price is initially $6.00, but if we do not meet a prescribed earnings target for our fiscal year ending July 31, 2001, the conversion price will be deemed to have initially been the greatest of: (i) $4.50; (ii) book value per share of the common stock as of September 7, 2000 as determined in good faith by us or (iii) the closing bid price per share of the common stock on September 7, 2000. In addition, the conversion price is subject to adjustment for organic changes and for certain issuances for consideration per share below the then-existing conversion price. The holders of the shares of Series A Convertible Preferred Stock have certain registration rights.

     On October 26, 2000, we completed the acquisition of QuickShip, Inc., a retail shipping service company based in Lenexa, Kansas. In connection with the acquisition, we issued an aggregate of 1,133,333 shares of our Series A Convertible Preferred Stock valued at $6.00 per share to QuickShip's two stockholders. We issued the shares in reliance on the exception from registration provided by Rule 506 promulgated under Section 4(2) of the Securities Act of 1933, as amended, based on the nature of the holders and the nature of the arms'-length, negotiated transaction. The rights and preferences of the Series A Convertible Preferred Stock and the holders thereof are the same as described in the preceding paragraph.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated statement of operations and balance sheet data of the Company as of and for the periods ended July 31, 2000, 1999, 1998 and 1997 and July 28, 1996 have been derived from our audited consolidated financial statements. The financial data set forth below should be read in conjunction with "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8 -- Financial Statements and Supplementary Data -- Consolidated Financial Statements of the Company and Related Notes Thereto" included elsewhere herein.

                                                                 FISCAL YEAR ENDED
                                                ----------------------------------------------------
                                                JULY 31,   JULY 31,   JULY 31,   JULY 31,   JULY 28,
                                                  2000       1999       1998       1997       1996
                                                --------   --------   --------   --------   --------
                                                        (IN THOUSANDS, EXCEPT PER SHARE AND
                                                               RETAIL LOCATIONS DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net revenues..................................  $ 78,733   $53,820    $27,938    $ 14,506   $  8,305
Operating costs and expenses:
  Cost of sales...............................    57,994    38,661     20,525      11,644      7,900
  Selling, general and administrative.........    13,469     8,539      6,338       5,124      4,304
  Depreciation and amortization...............     4,717     2,872      1,278         873        868
  Non-recurring items(1)......................        --        --        476         970      1,363
                                                --------   -------    -------    --------   --------
          Total operating costs and
            expenses..........................    76,180    50,072     28,617      18,611     14,435
                                                --------   -------    -------    --------   --------
          Income (loss) from operations.......     2,553     3,748       (679)     (4,105)    (6,130)
Other expenses (income):
  Interest expense............................     2,188       837      1,707       1,665      1,469
  Other, net..................................        16       (48)      (234)       (186)      (168)
                                                --------   -------    -------    --------   --------
          Income (loss) before other
            non-operating expenses............       349     2,959     (2,152)     (5,584)    (7,431)
Other non-operating expenses:
  Loss on investees(2)........................       403       311        324          --         --
  Follow-on offering(1).......................        --       551         --          --         --
                                                --------   -------    -------    --------   --------
          Income (loss) before income taxes
            and extraordinary loss............       (54)    2,097     (2,476)     (5,584)    (7,431)
Income taxes..................................        32        30         --          --         --
                                                --------   -------    -------    --------   --------
          Income (loss) before extraordinary
            loss..............................       (86)     2067     (2,476)     (5,584)    (7,431)
Extraordinary loss, net.......................       486        --         --          --         --
                                                --------   -------    -------    --------   --------
          Net income (loss)...................  $   (572)  $ 2,067    $(2,476)   $ (5,584)  $ (7,431)
                                                ========   =======    =======    ========   ========
          Income (loss) applicable to common
            stockholders(3)...................  $   (572)  $ 2,067    $(3,072)   $ (6,271)  $ (8,067)
                                                ========   =======    =======    ========   ========
Earnings (loss) per common share:
  Basic and diluted...........................  $  (0.07)  $  0.27    $ (1.04)   $  (3.74)  $  (4.96)
                                                ========   =======    =======    ========   ========
  Pro forma diluted...........................  $  (0.07)  $  0.27    $ (0.61)   $  (1.27)  $  (1.72)
                                                ========   =======    =======    ========   ========
Shares used in per share calculations:
  Basic.......................................     8,736     7,645      2,945       1,678      1,628
                                                ========   =======    =======    ========   ========
  Diluted(4)..................................     8,736     7,787      2,945       1,678      1,628
                                                ========   =======    =======    ========   ========
  Pro forma diluted(5)........................     8,736     7,787      5,077       4,406      4,313
                                                ========   =======    =======    ========   ========
SELECTED OPERATING DATA:
Retail locations (at period end)..............    25,000    18,500      9,500       4,400      2,981
Cylinder transactions.........................     4,995     3,710      2,201       1,239        769
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents.....................  $  1,079   $   913    $ 5,908    $    325   $  1,126
Working capital...............................     5,667     7,442      9,442         737      1,580
Total assets..................................   108,175    59,899     30,470       9,974     11,897
Long-term obligations, less current
  maturities..................................    42,396    24,111        260      16,110     14,174
Convertible redeemable preferred stock........        --        --         --       8,936      7,849
Total stockholders' equity (deficit)..........    41,952    27,338     24,816     (18,488)   (13,217)

---------------

(1) See Note 18 of Notes to Consolidated Financial Statements for an explanation of these items.
(2) See Note 9 of Notes to Consolidated Financial Statements for an explanation of these items.

(3) Equals net loss less dividends payable on our redeemable preferred stock (the "Old Preferred Stock") of $596 for fiscal 1998, $687 for fiscal 1997 and $636 for fiscal 1996. The Old Preferred Stock was converted into shares of common stock in May 1998.
(4) For fiscal years 2000, 1998, 1997 and 1996, the weighted average number of shares outstanding excludes the effect of the exercise of all outstanding stock options and warrants and the conversion of the Old Preferred Stock into shares of common stock because such exercise or conversion would be anti-dilutive.
(5) The unaudited pro forma information assumes the conversion of Old Preferred Stock, Old Preferred Stock dividends and the exercise of outstanding warrants in conjunction with the Company's initial public offering in May 1998, effective as of the beginning of the first year presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with "Item 6 -- Selected Consolidated Financial Data" and our Consolidated Financial Statements and Notes thereto included in Item 8 of this Annual Report on Form 10-K.

OVERVIEW

     Blue Rhino was founded in March 1994 and has become a leading national provider of branded products and services to retailers including gas grill cylinder exchange, with Blue Rhino cylinder displays at more than 25,000 retail locations in 46 states and Puerto Rico. Cylinder exchange provides consumers with a convenient means to exchange empty grill cylinders for clean, safe, precision-filled cylinders. We offer our cylinder exchange at many major home improvement centers, mass merchants, hardware, grocery and convenience stores, including Home Depot, Lowe's, Wal*Mart, Sears, Kmart, Kroger, Food Lion, Winn-Dixie, SuperAmerica, Circle K and ExxonMobil. During fiscal 2000, our net revenues increased approximately 46.3% to approximately $78.7 million from the prior fiscal year due primarily to sales growth at existing locations, the addition of over 6,500 new retail locations and acquisitions. The number of retail locations we report in any period is net of any retail locations at which we have discontinued our cylinder exchange service, whether due to closings, relocations, performance, competitive, regulatory or other factors.

     We partner with retailers and independent distributors to provide consumers with a nationally-branded alternative to traditional grill cylinder refill. We dedicate our efforts and capital to brand development, value-added marketing, customer service, cylinders, displays, account growth, distributor network development and management information systems. Our 49 independent distributors invest in the vehicles and refilling and refurbishing equipment necessary to operate cylinder exchange businesses. We believe that our distributor network affords us the opportunity to service approximately 90% of the cylinder exchange markets in the United States. To facilitate improved service by our distributors in the Eastern U.S., we opened a jointly owned automated propane bottling and cylinder refurbishing plant in North Carolina in May 2000.

     We currently offer three types of grill cylinder transactions: (i) like-for-like cylinder exchanges; (ii) cylinder exchanges with valve upgrades offering additional safety features; and (iii) filled cylinder sales. For fiscal 2000, cylinder exchanges, cylinder upgrades and cylinder sales were approximately 81%, 11% and 8%, respectively, of our total grill cylinder transactions. Cylinder transactions accounted for 83% of our net revenues in fiscal 2000. In addition to grill cylinder transactions, our revenues include cylinder-related product sales, principally from patio heaters, lease income on cylinders and cylinder displays leased to our distributors, and non-cylinder related product sales by Uniflame, our newly acquired subsidiary. Lease income accounted for 5% of our net revenues in fiscal 2000. Our revenues are influenced by a number of factors, including seasonality, consumer awareness, weather conditions, new grill sales, alternative uses for grill cylinders, promotional activities and advertising.

     We strategically expanded our business this past year to diversify our revenue stream, balance our seasonality and establish more products that use our base grill cylinder exchange service. Our acquisitions of Uniflame, Inc. (Uniflame), International Propane Products, LLC (IPP) and Bison Valve, LLC (Bison Valve) have allowed us to expand our offerings to include an array of products including barbecue grills, patio heaters, a proprietary overfill prevention device (OPD), fireplace accessories and garden products that are sold primarily through home centers, mass merchants and hearth stores throughout the United States. In these acquisitions, we also acquired proprietary designs, patents and human capital to complement our expertise in marketing, sales, and coordination with manufacturers and distributors. Our products division is separately managed by Uniflame's management team, which has extensive experience in the design and import of consumer products sold through mass retailers.

     Our cost of sales for cylinder exchange is comprised of a contractually determined fixed charge that we pay to our distributors based upon the type of cylinder transaction. Our cost of sales for products is comprised of the wholesale cost of products sold. We incurred significantly higher costs for cylinder exchange in fiscal 2000 than anticipated, due to wholesale propane prices reaching a 20-year high during our peak sales period and our fixed price agreements with major retail customers. During our fourth quarter of fiscal 2000, we made voluntary payments of approximately $2.1 million to our distributors to help offset the impact on our distributors of the significantly higher propane prices, to protect our large retail customers from supply disruptions and to ensure continued strong distributor and customer relationships. We have begun to increase prices to retailers and expect the process of raising prices to be completed by January 2001. We are exploring alternative hedging arrangements to reduce the risk associated with propane prices and are positioning ourselves to more quickly pass on to retailers price increases resulting from any future abnormalities in wholesale propane pricing.

     While we believe that we have created the infrastructure necessary to support a nationwide branded products and service company, development of this infrastructure has resulted in an accumulated deficit of approximately $20.1 million as of July 31, 2000. This has resulted in net operating loss carryforwards of approximately $25.6 million for federal income tax purposes that are available to offset future taxable income, if any, in varying amounts from 2001 through 2020. However, the utilization of the net operating losses will be subject to certain limitations as prescribed by Section 382 of the Internal Revenue Code. Based on our history of operating losses, we have recorded a valuation allowance to the full extent of our net deferred tax assets.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated the percentage relationship of certain items from our statements of operations to net revenues. Due to the change in our business model and our rapid sales growth, any trends reflected by the following table may not be indicative of future results.

                                                               2000    1999    1998
                                                               -----   -----   -----
Net revenues................................................   100.0%  100.0%  100.0%
Operating costs and expenses:
  Cost of sales.............................................    73.7    71.8    73.5
  Selling, general and administrative.......................    17.1    15.9    22.7
  Depreciation and amortization.............................     6.0     5.3     4.6
  Non-recurring items.......................................      --      --     1.7
                                                               -----   -----   -----
          Total operating costs and expenses................    96.8    93.0   102.5
                                                               -----   -----   -----
          Income (loss) from operations.....................     3.2     7.0    (2.5)
Other expense (income):
  Interest expense..........................................     2.8     1.6     6.1
  Other, net................................................      --    (0.1)   (0.9)
                                                               -----   -----   -----
          Income (loss) before other non-operating
            expenses........................................     0.4     5.5    (7.7)
Other non-operating expenses:
  Loss on investees.........................................     0.5     0.6     1.2
  Follow-on offering........................................      --     1.0      --
                                                               -----   -----   -----
          Income (loss) before taxes and extraordinary
            loss............................................    (0.1)    3.9    (8.9)
Income taxes................................................      --     0.1      --
                                                               -----   -----   -----
          Income (loss) before extraordinary loss...........    (0.1)    3.8    (8.9)
Extraordinary loss..........................................     0.6      --      --
                                                               -----   -----   -----
          Net income (loss).................................    (0.7)%   3.8%   (8.9)%
                                                               =====   =====   =====

COMPARISON OF YEARS ENDED JULY 31, 2000 AND 1999

     Net revenues. Net revenues increased 46.3% to approximately $78.7 million for fiscal 2000 from approximately $53.8 million for fiscal 1999. Net revenues for fiscal 2000 consisted of approximately $65.0 million from cylinder transactions, $9.9 million from product sales and $3.8 million from lease and other income. Product sales consist of patio heaters, fireplace accessories, barbecue grills and garden products. Lease and other income relates primarily to cylinders and cylinder displays leased to our distributors. The increase in net revenues was due primarily to an approximately 20% increase in same store cylinder transaction sales, growth in cylinder exchange locations, product sales related to the acquisition of Uniflame in April 2000 and growth in the sales of patio heaters to $3.6 million in fiscal 2000 from $477,000 in fiscal 1999. We expect that product sales will represent an increasing portion of our net revenues in fiscal 2001 when our results include a full year of sales of Uniflame's product line. Lease and other income increased due primarily to the growth in the number of cylinder displays placed in service and to the leasing of cylinders to distributors under operating leases, which commenced in fiscal 1999. The number of cylinder transactions increased 34.6% to approximately 5.0 million units during fiscal 2000 from approximately 3.7 million units during fiscal 1999. We expect the number of cylinder transactions in fiscal 2001 to increase by over 1.0 million units based on our estimated double digit growth in same store transactions and the estimated addition of 3,000-5,000 new locations.

     Gross margin. Our overall gross margin decreased to approximately 26.3% for fiscal 2000 from approximately 28.2% for fiscal 1999. We generally target gross margins on cylinder transactions and product sales in the range of 24% to 30% and 12% to 20%, respectively. The decrease in gross margin was primarily due to increased payments to distributors to help offset the increase in wholesale propane prices and an increase in the mix of lower margin product sales, which were partially offset by an increase in lease income.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased 57.7% to approximately $13.5 million for fiscal 2000 from approximately $8.5 million for fiscal 1999. The increase in selling, general and administrative expenses was due primarily to increased overhead costs resulting from the acquisition of Uniflame, which contributed approximately $1.3 million of the increase, as well as increased advertising and promotional expenses and additional compensation and related costs from the growth of our sales, administrative and dealer personnel. We expect selling, general and administrative expenses for fiscal 2001 to increase as a result of the inclusion of Uniflame for the full year.

     Depreciation and amortization. Depreciation and amortization increased to approximately $4.7 million for fiscal 2000 from approximately $2.9 million for fiscal 1999. Depreciation expense increased by $1.3 million to approximately $3.7 million for fiscal 2000 from approximately $2.4 million for fiscal 1999 primarily due to the increase in the number of cylinder displays and the commencement of depreciation on cylinders held under operating lease agreements. The increase in cylinders and cylinder displays was due to growth in our installed base of retail locations. Our purchase of computer technology also impacted depreciation expense to a lesser extent. Amortization expense increased by $535,000 to approximately $1.0 million in fiscal 2000 from approximately $482,000 in fiscal 1999, principally due to the increased amortization of intangibles associated with acquisitions.

     Interest expense. Interest expense increased to approximately $2.2 million for fiscal 2000 from approximately $837,000 for fiscal 1999. The increase in interest expense resulted from increased borrowings under our Credit Facility related to acquisitions and capital investments related to growth in the number of cylinder exchange locations.

     Other, net. Other, net decreased to an expense of approximately $16,000 for fiscal 2000 from income of approximately $48,000 for fiscal 1999. The decrease was primarily due to a reduction in interest income resulting from lower excess cash and notes receivable balances.

     Loss on investees. Loss on investees increased to $403,000 for fiscal 2000 from $311,000 for fiscal 1999. This item reflects distinct investees for each year. Fiscal 2000 reflects our share of losses related to our investment in the R-4 Technical Center -- North Carolina, LLC ("R4 Tech"), our jointly owned automated propane bottling and cylinder refurbishing plant, which opened in May 2000. We expect this venture to continue to experience losses, which we believe are typical in start-up manufacturing operations, until volumes increase, which we believe will occur next summer. We cannot, however, predict with certainty when this will occur, if ever. The loss incurred in fiscal 1999 is related to the application of the equity method of accounting to our convertible loan to Bison Valve. We recorded these losses as Bison Valve used the proceeds of our loan to fund losses incurred primarily in researching, developing, marketing and producing an OPD and other propane-related products. As of October 31, 1998, we had recognized charges for the entire principal balance of our convertible loan. In September 1999, we purchased from Bison Valve the intellectual property, inventory and certain other assets related to its Underwriters Laboratories-approved OPD.

     Follow-on offering. For fiscal 1999, we incurred a one-time charge of approximately $551,000 for expenses incurred in connection with an offering of common stock that we terminated before completion in February 1999 due to unfavorable market conditions.

     Income taxes. The provision for income taxes increased slightly to approximately $32,000 for fiscal 2000, which reflects current state income tax expense.

     Extraordinary loss. The extraordinary loss of approximately $486,000 in fiscal 2000 consisted of the unamortized debt discount and other debt issuance costs that were recognized due to the early retirement of the convertible notes in July 2000.

COMPARISON OF YEARS ENDED JULY 31, 1999 AND 1998

     Net revenues. Net revenues increased 92.6% to approximately $53.8 million for fiscal 1999 from approximately $27.9 million for fiscal 1998. Net revenues of $53.8 million for fiscal 1999 consisted of approximately $51.2 million from cylinder transactions, $2.1 million from lease income and approximately $477,000 from patio heater sales. Lease income related primarily to cylinders and cylinder displays leased to our distributors. The increase in net revenues was due primarily to the 95% increase in the number of retail locations placed in service and increased sales volume at existing locations. The increase in lease income was due primarily to the growth in the number of cylinder displays placed in service and to the leasing of cylinders to distributors under operating leases which commenced in fiscal 1999. The number of cylinders transacted increased 68.6% to approximately 3.7 million units during fiscal 1999 from approximately 2.2 million units during fiscal 1998.

     Gross margin. Gross margin increased to approximately 28.2% for fiscal 1999 from approximately 26.5% for fiscal 1998. The improvement in gross margin was primarily due to increased lease income which is not offset by cost of sales.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased 34.7% to approximately $8.5 million for fiscal 1999 from approximately $6.3 million for fiscal 1998 but decreased as a percentage of net revenues to 15.9% for fiscal 1999 from 22.7% for fiscal 1998. The increase in selling, general and administrative expenses was due primarily to additional compensation costs stemming primarily from the growth of our internal sales force, costs related to introducing our Endless Summer patio heater product and additional costs associated with operating a public company including investor relations and other professional fees. The decrease in selling, general and administrative expenses as a percentage of net revenues was due primarily to the fact that a significant portion of our selling, general and administrative expenses are fixed and, as a result, selling, general and administrative expenses increased at a slower rate than net revenues.

     Depreciation and amortization. Depreciation and amortization increased to approximately $2.9 million for fiscal 1999 from approximately $1.3 million for fiscal 1998. Depreciation expense increased by $1.3 million to approximately $2.4 million for fiscal 1999 from approximately $1.1 million for fiscal 1998 primarily due to the increase in the number of cylinder displays and the commencement of depreciation on cylinders held under operating lease agreements. The increase in cylinder displays was due to our purchase of approximately $2.1 million of cylinder displays in May 1998 which we previously leased under an operating lease and our ongoing purchase of additional cylinders and cylinder displays to support growth in our installed base of retail locations. Our purchase of computer technology also impacted depreciation expense to a lesser extent. Amortization expense increased by $305,000 to approximately $482,000 in fiscal 1999 from approximately $177,000 in fiscal 1998 principally due to the increased amortization of intangibles associated with the acquisitions of propane cylinder exchange locations.

     Non-recurring charges. In fiscal 1998, non-recurring charges were approximately $476,000, consisting primarily of the write-down of facilities and equipment purchased to support the vertically integrated business model. There were no nonrecurring charges in fiscal 1999.

     Interest expense. Interest expense decreased to approximately $837,000 for fiscal 1999 from approximately $1.7 million for fiscal 1998. The decrease in interest expense resulted from the repayment of substantially all of our outstanding indebtedness in May 1998 with proceeds from our initial public offering. The interest expense for fiscal 1999 is a result of borrowings under our credit facility and capital lease obligations incurred primarily to acquire computer technology.

     Other, net. Other, net decreased to approximately $48,000 of income for the fiscal year ended July 31, 1999 from approximately $234,000 for fiscal 1998. The decrease was primarily due to the loss on disposal of property and equipment of approximately $151,000 recorded in fiscal 1999 which was offset by increased interest income from excess cash balances and various notes receivable.

     Loss on investee. Loss on investee decreased to $311,000 for fiscal 1999 from $324,000 for fiscal 1998, which reflects the application of the equity method of accounting to our convertible loan to Bison Valve. We recorded these losses as Bison Valve used the proceeds of our loan to fund losses incurred primarily in researching, developing, marketing and producing an OPD and other propane-related products. As of October 31, 1998, we had recognized charges for the entire principal balance of our convertible loan. In September 1999, we purchased from Bison Valve the intellectual property, inventory and certain other assets related to its Underwriters Laboratories-approved OPD.

     Follow-on offering. For fiscal 1999, we incurred a one-time charge of approximately $551,000 for expenses incurred in connection with an offering of common stock which we terminated before completion in February 1999 due to unfavorable market conditions.

     Income taxes. The provision for income taxes for the fiscal year ended July 31, 1999, consisted of approximately $30,000 of current state income tax expense.

LIQUIDITY AND CAPITAL RESOURCES

     Our primary sources of funds have been the incurrence of debt, the issuance of stock and cash flow from operations. We had working capital of approximately $5.7 million as of July 31, 2000, which was primarily the result of cash provided by borrowings under our bank credit facilities and, to a lesser extent, cash provided by operations.

     Net cash generated by operating activities was approximately $6.8 million and $1.5 million for fiscal 2000 and fiscal 1999, respectively. Net cash used in operating activities for fiscal 1998 was approximately $4.9 million. Cash provided by operations in fiscal 2000 was primarily impacted by the add back of non-cash depreciation and amortization charges of $4.7 million, as well as positive changes in working capital. Changes in working capital are primarily driven by seasonal factors.

     Net cash used in investing activities was approximately $31.3 million for fiscal 2000, approximately $21.4 million for fiscal 1999, and approximately $6.0 million for fiscal 1998. The primary components of cash used in investing activities have been acquisitions, purchase of cylinders and cylinder displays held under operating leases, as well as additional investments in and advances to our bottling plant joint venture. We expect to continue to invest in strategic acquisitions as well as in cylinders and cylinder displays as we grow our cylinder exchange locations. We do not have any current plans to invest in additional bottling plants.

     Net cash provided by financing activities was approximately $24.6 million for fiscal 2000, $14.9 million for fiscal 1999, and $16.5 million for fiscal 1998. The primary components of cash provided by financing activities included the net proceeds from the issuance of common stock, including our initial public offering in

May 1998, and the incurrence of debt. The cash used in financing activities included payments on various loans, notes payable and capital lease obligations.

     In September 1999, we issued $7.0 million of 5% Convertible Notes ("Convertible Notes") and 332,203 warrants to purchase common stock in a private placement. The warrants may be exercised at a price of $8.48 per share at any time prior to September 2004. The Convertible Notes bore interest at 5% through July 2000 when they were redeemed with $7.0 million of proceeds from bank borrowings. The proceeds from the Convertible Notes were used to repay our primary cylinder vendor for financing cylinders. The early retirement of the Convertible Notes resulted in an extraordinary loss of $486,000 due to unamortized discount and other debt issuance costs.

     In September 1999, we also completed a $7.2 million private placement of 981,119 units, each consisting of one share of our common stock and one warrant to purchase 0.35 shares of common stock. The offering was made only to "accredited investors," as defined in Rule 501(a) of Regulation D. The investors included the following officers and directors of the Company: Billy D. Prim, Craig J. Duchossois, Andrew J. Filipowski, Mark Castaneda, Steven D. Devick, Richard A. Brenner and Jerald D. Shadley, who in the aggregate purchased 438,747 of the 981,119 units sold. The price per unit was $7.375, which was the closing price of our common stock on September 3, 1999, the final trading day prior to the consummation of the offering. The warrants may be exercised at a price equal to $8.48 per share at any time prior to September 7, 2004. We used the net proceeds of this offering to purchase certain assets related to the OPD from Bison Valve, and to repay indebtedness. Upon our repayment of $2.6 million of the indebtedness of our wholly owned subsidiary, USA Leasing, the bank released Billy D. Prim, Andrew J. Filipowski, Craig J. Duchossois and Peer Pedersen from their $650,000 guarantees of such indebtedness.

     Additionally, in September 1999, we completed the acquisition of substantially all of the assets related to the OPD developed and distributed by Bison Valve. The acquired assets included OPD molds, dies and all intellectual property relating to the OPD including two patent applications. The aggregate purchase price, including certain acquisition costs, was approximately $1.6 million of which approximately $1.2 million was paid in cash. The balance was paid by issuing a ten-year warrant to purchase 100,000 shares of common stock with an exercise price of $7.40 per share.

     On April 3, 2000, we completed the acquisition of substantially all of the assets relating to patio heaters developed and distributed by IPP, a wholesale and design company. The acquired assets included all of the assets relating to the outdoor patio heater and brass valves for propane cylinders, including certain intellectual property. The aggregate purchase price, including certain acquisition costs, was approximately $4.4 million of which approximately $2.9 million was paid in cash. The balance was paid by issuing 83,572 shares of common stock valued at $1.1 million, with additional deferred cash payments of approximately $400,000.

     On April 4, 2000, we completed the acquisition of substantially all of the assets of Uniflame, an import and design company dealing in barbecue grills, garden products and fireplace accessories. The acquired assets included inventories, accounts receivable, various trademarks and copyrights, a patent and 100% of the stock of Uni-Asia, Ltd., a Seychelles corporation engaged in exporting products from Asia. The aggregate purchase price, including certain acquisition costs, was approximately $13.3 million, of which approximately $4.3 million was paid in cash. The balance was paid by issuing 478,716 shares of common stock valued at $6.7 million, with additional deferred cash payments of approximately $2.3 million. We subsequently transferred these assets to a newly formed, wholly owned subsidiary, Uniflame Corporation.

     During fiscal 2000, we completed a number of cylinder exchange acquisitions in which we acquired assets, including cylinders, cylinder displays and other equipment and all of the sellers' right, title and interest in and to retail propane cylinder exchange accounts and locations. The aggregate cash purchase price for these acquisitions was approximately $2.1 million.

     On April 28, 2000, we entered into a joint venture agreement to operate and manage an automated propane bottling and cylinder refurbishing plant. R4 Tech began operations in May 2000. We received a 49% ownership interest in the joint venture in exchange for our net contribution of approximately $3.4 million, which is being accounted for under the equity method of accounting. We recognized our portion of the loss in the joint venture, approximately $403,000, for the period ended July 31, 2000. At July 31, 2000, we had advances outstanding of $1.3 million to R4 Tech.

     In June 2000, we amended and increased our existing bank credit facility with Bank of America (the "Credit Facility"). The amended Credit Facility consists of three separate facilities: a $38.0 million revolving line of credit for general corporate purposes; a $10.0 million seasonal line for general corporate purposes available from July through November 2000; and a $7.0 million term loan facility. The Credit Facility requires us to meet certain covenants, including minimum net worth and cash flow requirements. We have received a waiver from the bank for our non-compliance with certain financial covenants as of and for the three months and year ended July 31, 2000, and the bank agreed to reset the covenants based upon the Company's projections for fiscal 2001 and fiscal 2002. The Credit Facility is collateralized by a lien on substantially all of our assets. The revolver and seasonal line under the Credit Facility bear interest at a maximum rate of the London Interbank Offered Rate ("LIBOR") plus 2.75%, while the term loan bears interest at a maximum rate of LIBOR plus 3.10%. At July 31, 2000 the interest rate on the revolver and seasonal line was 9.12%, while the rate on the term loan was 9.47%. The revolver expires in November 2001, while the term facility requires quarterly principal payments of $1.0 million, together with accrued interest, beginning October 2000 and continuing through April 2002. At July 31, 2000, the balance on the Credit Facility was approximately $44.3 million.

     In conjunction with the Credit Facility, we also entered into an interest rate swap agreement with a notional amount of $10.0 million as a partial hedge of our variable interest rate debt. The purpose of the swap is to fix interest rates on variable rate debt and to reduce our exposure to interest rate fluctuations. Under the swap agreement, which expires in July 2003, we pay a fixed rate of 7.36% and receive a rate equivalent to the one-month LIBOR.

     We anticipate that our total capital expenditures for fiscal 2001, excluding acquisitions, will be approximately $10.0 million, and will relate primarily to cylinders, cylinder displays and computer technology. Our capital expenditure and working capital requirements in the foreseeable future will change depending on the rate of our expansion, our operating results and any other adjustments in our operating plan as needed in response to competition, acquisition opportunities or unexpected events. We believe that our existing borrowing capacity under the Credit Facility, together with the remaining proceeds from the private common and preferred stock offerings and cash provided by operations, will be sufficient to meet our working capital requirements through fiscal 2001. However, there can be no assurance that we will not seek or require additional capital in the future as a result of expansion or otherwise, or that such additional capital will be available on terms that are not dilutive to our current shareholders.

RECENT DEVELOPMENTS

     On September 7, 2000, we completed the private placement of 1,716,667 shares of our Series A Convertible Preferred Stock to two institutional investors under common management and three individuals, including Billy D. Prim, our Chairman, Chief Executive Officer and President, and Andrew J. Filipowski, our Vice Chairman, for an aggregate purchase price of approximately $10.3 million. The shares of Series A Convertible Preferred Stock accrue a 5% cumulative annual dividend through September 7, 2003, a 12% annual dividend from September 8, 2003 through September 7, 2004 and a 15% dividend thereafter. The dividend is payable in cash or in shares of common stock valued based on the average closing price of our common stock on the date the shares are authorized to be issued. The shares of Series A Convertible Preferred Stock are convertible into shares of common stock at the option of the holder at any time after September 7, 2001 and, if the market price of the common stock over a prescribed pricing period is at least 160% of the then existing conversion price, at our option at any time after September 7, 2002. The conversion price is initially $6.00, but if we do not meet a prescribed earnings target for our fiscal year ending July 31, 2001, the conversion price will be deemed to have initially been the greatest of: (i) $4.50; (ii) book value per share of the common stock as of September 7, 2000 as determined in good faith by us or (iii) the closing bid price per share of the common stock on September 7, 2000. In addition, the conversion price is subject to adjustment for organic changes and for certain issuances for consideration per share below the then-existing conversion price. The holders of the shares of Series A Convertible Preferred Stock have certain registration rights.

     On October 26, 2000, we completed the acquisition of QuickShip, Inc., a retail shipping service company based in Lenexa, Kansas. QuickShip, our wholly owned subsidiary, provides consumers with a convenient, full-service, in-store postal and parcel shipping depot and provides retailers with an additional revenue source. Currently, QuickShip offers its service at over 200 retail locations in 16 states, and we intend to expand the number of locations to include many of those currently offering Blue Rhino cylinder exchange and other products. The aggregate purchase price, including certain acquisition costs, was approximately $8.0 million of which approximately $1.2 million was paid in cash and deferred payments, with the balance of $6.8 million paid in the form of Series A Convertible Preferred Stock at $6.00 per share. In addition, we issued a five-year warrant to purchase 100,000 shares of our common stock. QuickShip is not expected to have a material impact on our operating results for fiscal 2001.

SEASONALITY

     We have experienced and expect to continue to experience significant seasonal fluctuations in our revenues and net income (loss). Historically, our revenues have been highest in our third and fourth quarters, which include the majority of the grilling season, and lowest in our first and second quarters, which include the winter months. We expect that our acquisition of Uniflame will result in the future in increased revenues for our first quarter, which includes the months in which Uniflame historically has shipped the majority of its products. Sustained periods of poor weather, particularly in the spring and summer seasons, can negatively impact our revenues. Our rate of establishing new retail locations and expenses incurred in anticipation of increased sales also cause quarterly fluctuations in our results of operations. Accordingly, the results of operations in any quarter will not necessarily be indicative of the results that we may achieve for a full fiscal year or any future quarter.

INFLATION

     We do not believe that inflation has had a material adverse effect on our revenues, cost of sales or our results of operations. There can be no assurance that our business will not be affected by inflation in the future.

PRICE OF PROPANE

     As a result of the recent and dramatic increase in fuel prices, the costs of propane and diesel fuel are currently at historically high levels. If fuel costs remain inflated for an extended period, our gross margins and results of operations could be negatively affected due to additional costs that may not be fully recovered through an increase in our price to our customers.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was effective for fiscal years beginning after June 15, 1999. SFAS No. 133 was amended by SFAS No. 138, "Accounting for Derivative Instruments and Hedging Activities". The provisions of the statements require the recognition of all derivatives as either assets or liabilities in the statement of financial position and the measurement of those instruments at fair value. Changes in the fair market value of derivatives are recorded each period in current earnings or comprehensive income, depending on whether a derivative is designed as part of a hedge transaction, and if so, the type of hedge transaction. We are required to and will adopt the standards in the first quarter of fiscal 2001. We do not expect the adoption of SFAS No. 133 to have a material impact on our consolidated results of operations or financial position.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB No. 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. SAB No. 101 is required to be implemented in the fourth quarter of fiscal 2001. We do not expect the application of SAB No. 101 to have any impact on our consolidated results of operations or financial position.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risk related to changes in interest rates on our borrowings under our bank credit facility. This facility bears interest based on LIBOR. The facility is collateralized by cylinders held under operating leases with our independent distributors. The operating leases currently yield 1% of the cylinder value monthly (approximately 12% annually) and continue until either party terminates upon 60 days written notice to the other party. Upon any significant increase in LIBOR, we would attempt to renegotiate the operating leases with our independent distributors mitigating the interest rate exposure on the majority of the notes payable to the bank. However, there can be no assurance that we will be successful in such renegotiations or that we will be able to mitigate any or all of the interest rate risk. We use derivative financial instruments to manage exposure to fluctuations in interest rates on our variable rate debt. A swap agreement is a contract to exchange floating rate for fixed interest payments periodically over the life of the agreement without the exchange of the underlying notional amount. In fiscal 2000, we entered into an interest rate swap agreement with a notional amount of $10 million as a partial hedge of our variable interest rate debt. Under the swap agreement, which expires on July 2003, we pay a fixed rate of 7.36% and receive a rate equivalent to the one-month LIBOR. We invest our cash and cash equivalents and investments in investment grade, highly liquid investments consisting of money market instruments, bank certificates of deposit and overnight investments in commercial paper. All of our transactions are conducted and accounts are denominated in U.S. dollars and as such we do not currently have exposure to foreign currency risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                             BLUE RHINO CORPORATION

                                                              PAGE
                                                              ----
Reports of Independent Accountants..........................   18
Consolidated Balance Sheets as of July 31, 2000 and 1999....   20
Consolidated Statements of Operations for the years ended
  July 31, 2000, 1999 and 1998..............................   21
Consolidated Statements of Stockholders' Equity for the
  years ended July 31, 2000, 1999 and 1998..................   22
Consolidated Statements of Cash Flows for the years ended
  July 31, 2000, 1999 and 1998..............................   23
Notes to Consolidated Financial Statements..................   24

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Blue Rhino Corporation:

     We have audited the consolidated balance sheets of Blue Rhino Corporation and subsidiaries as of July 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for the two years then ended. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. The consolidated financial statements and schedule of Blue Rhino Corporation as of and for the year ended July 31, 1998, were audited by other independent accountants whose report dated September 22, 1998, except for the information in
Note 9 for which the date was February 8, 1999, expressed an unqualified opinion on those statements.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the 2000 and 1999 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Blue Rhino Corporation at July 31, 2000 and 1999 and the consolidated results of their operations and cash flows for the two years then ended, in conformity with generally accepted accounting principles in the United States. Also, in our opinion, the related financial schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          ERNST & YOUNG LLP

Winston-Salem, North Carolina
September 27, 2000, except for Note 19
for which the date is October 26, 2000.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Blue Rhino Corporation:

     In our opinion, the consolidated statement of operations, of cash flows, and of stockholders' equity for the year ended July 31, 1998 listed in the index appearing under Item 14(a)(1) present fairly, in all material respects, the results of operations, changes in stockholders' equity and cash flows of Blue Rhino Corporation and its subsidiaries for the year ended July 31, 1998, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) presents fairly, in all material respects the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of Blue Rhino Corporation and its subsidiaries for any period subsequent to July 31, 1998.

                                          PRICEWATERHOUSECOOPERS LLP

Greensboro, North Carolina
September 22, 1998, except as to the information presented in Note 9 for which the date is February 8, 1999.

                             BLUE RHINO CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                          AS OF JULY 31, 2000 AND 1999
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                2000       1999
                                                              --------   --------
                                     ASSETS
Current assets:
  Cash and cash equivalents.................................  $  1,079   $    913
  Accounts receivable, net..................................    19,254     12,736
  Inventories...............................................     5,415        106
  Prepaid expenses and other current assets.................     3,746      2,137
                                                              --------   --------
          Total current assets..............................    29,494     15,892
Cylinders leased under operating lease agreements, net......    27,277     17,205
Property, plant and equipment, net..........................    20,332     16,646
Intangibles, net............................................    27,347      9,498
Investment in joint venture.................................     3,027         --
Other assets................................................       698        658
                                                              --------   --------
          Total assets......................................  $108,175   $ 59,899
                                                              ========   ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $ 16,565   $  6,386
  Current portion of long-term debt and capital lease
     obligations............................................     5,786      1,423
  Accrued liabilities.......................................     1,476        641
                                                              --------   --------
          Total current liabilities.........................    23,827      8,450
Long-term debt and capital lease obligations, less current
  maturities................................................    42,396     24,111
                                                              --------   --------
          Total liabilities.................................    66,223     32,561
Commitments and contingencies (Note 8)
Stockholders' equity:
  Preferred stock, $0.001 par value, 20,000,000 shares
     authorized, no shares issued or outstanding............        --         --
  Common stock, $0.001 par value, 100,000,000 shares
     authorized, 9,221,703 and 7,666,535 shares issued and
     outstanding at July 31, 2000 and 1999, respectively....         9          8
  Capital in excess of par..................................    62,010     46,825
  Accumulated deficit.......................................   (20,067)   (19,495)
                                                              --------   --------
          Total stockholders' equity........................    41,952     27,338
                                                              --------   --------
          Total liabilities and stockholders' equity........  $108,175   $ 59,899
                                                              ========   ========

   The accompanying notes are an integral part of the consolidated financial statements.

                             BLUE RHINO CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED JULY 31, 2000, 1999 AND 1998
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               2000      1999      1998
                                                              -------   -------   -------
Net revenues................................................  $78,733   $53,820   $27,938
Operating costs and expenses:
  Cost of sales.............................................   57,994    38,661    20,525
  Selling, general and administrative.......................   13,469     8,539     6,338
  Depreciation and amortization.............................    4,717     2,872     1,278
  Non-recurring items.......................................       --        --       476
                                                              -------   -------   -------
          Total operating costs and expenses................   76,180    50,072    28,617
                                                              -------   -------   -------
          Income (loss) from operations.....................    2,553     3,748      (679)
Interest and other expenses (income):
  Interest expense..........................................    2,188       837     1,707
  Other, net................................................       16       (48)     (234)
                                                              -------   -------   -------
          Income (loss) before other non-operating
            expenses........................................      349     2,959    (2,152)
Other non-operating expenses:
  Loss on investees.........................................      403       311       324
  Follow-on offering........................................       --       551        --
                                                              -------   -------   -------
          Income (loss) before income taxes and
            extraordinary loss..............................      (54)    2,097    (2,476)
Income taxes................................................       32        30        --
                                                              -------   -------   -------
          Income (loss) before extraordinary loss...........      (86)    2,067    (2,476)
Extraordinary loss, net.....................................      486        --        --
                                                              -------   -------   -------
          Net income (loss).................................  $  (572)  $ 2,067   $(2,476)
                                                              =======   =======   =======
Basic and diluted earnings (loss) per common share before
  extraordinary loss........................................  $ (0.01)  $  0.27   $ (1.04)
                                                              =======   =======   =======
Basic and diluted earnings (loss) per common share..........  $ (0.07)  $  0.27   $ (1.04)
                                                              =======   =======   =======
Shares used in per share calculations:
  Basic.....................................................    8,736     7,645     2,945
                                                              =======   =======   =======
  Diluted...................................................    8,736     7,787     2,945
                                                              =======   =======   =======

   The accompanying notes are an integral part of the consolidated financial statements.

                             BLUE RHINO CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED JULY 31, 2000, 1999 AND 1998
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                               COMMON STOCK
                                            ------------------    CAPITAL IN     ACCUMULATED
                                             SHARES     AMOUNT   EXCESS OF PAR     DEFICIT      TOTAL
                                            ---------   ------   -------------   -----------   --------
Balances, July 31, 1997...................  1,778,920    $ 2        $   332       $(18,822)    $(18,488)
  Preferred dividends.....................         --     --           (332)          (264)        (596)
  Issuance of common stock in connection
     with Initial Public Offering, net of
     offering expenses of $4,320..........  3,105,000      3         36,042             --       36,045
  Expense related to distributor stock
     option plan..........................         --     --             50             --           50
  Conversion of preferred stock and
     preferred dividends..................  1,750,472      2          9,528             --        9,530
  Exercise of common stock warrants.......    938,789      1             --             --            1
  Issuance of common stock as partial
     consideration for an acquisition.....     57,692     --            750             --          750
  Net loss................................         --     --             --         (2,476)      (2,476)
                                            ---------    ---        -------       --------     --------
Balances, July 31, 1998...................  7,630,873      8         46,370        (21,562)      24,816
  Proceeds from exercise of stock
     options..............................     35,662     --            183             --          183
  Expense related to distributor stock
     option plan..........................         --     --            272             --          272
  Net income..............................         --     --             --          2,067        2,067
                                            ---------    ---        -------       --------     --------
Balances, July 31, 1999...................  7,666,535      8         46,825        (19,495)      27,338
  Issuance of common stock in private
     placement............................    981,119      1          5,227             --        5,228
  Issuance of common stock in connection
     with acquisitions....................    562,288     --          7,816             --        7,816
  Issuance of common stock under Employee
     Stock Purchase and Option Plans......     11,761     --             69             --           69
  Issuance of common stock warrants.......         --     --          1,935             --        1,935
  Expense related to distributor stock
     option plan..........................         --     --            138             --          138
  Net loss................................         --     --             --           (572)        (572)
                                            ---------    ---        -------       --------     --------
Balances, July 31, 2000...................  9,221,703    $ 9        $62,010       $(20,067)    $ 41,952
                                            =========    ===        =======       ========     ========

   The accompanying notes are an integral part of the consolidated financial statements.

                             BLUE RHINO CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED JULY 31, 2000, 1999 AND 1998
                                 (IN THOUSANDS)

                                                                2000       1999       1998
                                                              --------   --------   --------
Cash flows from operating activities:
  Net income (loss).........................................  $   (572)  $  2,067   $ (2,476)
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Depreciation and amortization..........................     4,717      2,872      1,278
     Loss on disposal of assets.............................        95        151         --
     Loss on investees......................................       403        311        324
     Expense related to distributor stock option plan.......       138        272         50
     Loss on retirement of debt.............................       486         --         --
     Accretion of the discount on notes.....................       241         --      1,378
     Follow-on offering and non-recurring costs.............        --        551        198
     Changes in operating assets and liabilities, net of
       business acquisitions:
       Accounts receivable..................................    (5,232)    (4,835)    (4,791)
       Inventories..........................................    (3,517)      (106)    (1,726)
       Other current assets.................................       577     (1,884)      (389)
       Accounts payable and accrued liabilities.............     9,493      2,125      1,255
                                                              --------   --------   --------
          Net cash provided by (used in) operating
            activities......................................     6,829      1,524     (4,899)
                                                              --------   --------   --------
Cash flows from investing activities:
  Business acquisitions.....................................   (10,542)    (7,488)    (3,640)
  Purchases of property, plant and equipment................    (7,109)    (8,073)    (2,283)
  Purchase of cylinders held under operating leases, net....   (10,756)    (6,076)        --
  Net investment in and advances to joint venture...........    (3,014)        --         --
  Issuance of note receivable...............................        --         --       (635)
  Collections on notes receivable and other.................       163        235        536
                                                              --------   --------   --------
          Net cash used in investing activities.............   (31,258)   (21,402)    (6,022)
                                                              --------   --------   --------
Cash flows from financing activities:
  Payments on notes payable to bank.........................   (27,933)   (13,273)    (9,251)
  Proceeds from notes payable to bank.......................    55,627     29,853      8,411
  Proceeds from issuance of common stock, net...............     6,431        182     36,418
  Payments of cylinder and cylinder display financing.......    (7,000)        --     (2,119)
  Payments on convertible notes.............................    (7,000)        --         --
  Proceeds from convertible notes...........................     7,000         --         --
  Payment of debt issuance and common stock registration
     costs..................................................      (562)    (1,065)      (108)
  Payments of long-term debt and capital lease
     obligations............................................    (1,968)      (814)      (356)
  Payments on senior discount notes.........................        --         --    (16,491)
  Proceeds from stockholder loans...........................        --         --      3,250
  Payments of stockholder loans.............................        --         --     (3,250)
                                                              --------   --------   --------
          Net cash provided by financing activities.........    24,595     14,883     16,504
                                                              --------   --------   --------
Net increase (decrease) in cash and cash equivalents........       166     (4,995)     5,583
Cash and cash equivalents at beginning of period............       913      5,908        325
                                                              --------   --------   --------
          Cash and cash equivalents at end of period........  $  1,079   $    913   $  5,908
                                                              ========   ========   ========

      The accompanying notes are an integral part of the consolidated financial statements.

                             BLUE RHINO CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     Blue Rhino Corporation ("Blue Rhino" or the "Company") is a leading provider of branded products and services to retailers including gas grill cylinder exchange. The Company has branded cylinder displays at over 25,000 retail locations in 46 states plus Puerto Rico. Blue Rhino cylinder exchange is offered at leading home improvement centers, mass merchants, hardware, grocery and convenience stores. Cylinders are delivered to retailers through a national network of 49 independent distributors. In addition, through its subsidiary, Uniflame Corporation, Blue Rhino designs and imports various products from Asia which are marketed through its retail customers. The products consist of propane patio heaters, barbecue grills and accessories, fireplace accessories and an array of garden products.

     These consolidated financial statements include the accounts of Blue Rhino and its wholly owned subsidiaries Rhino Services, LLC, CPD Associates, Inc., USA Leasing, LLC ("USA Leasing") and Uniflame Corporation and its subsidiary Uni-Asia Ltd. ("Uniflame"). All intercompany transactions and balances have been eliminated in consolidation.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Revenue Recognition -- Revenues are recognized at the time of shipment.

     Accounts Receivable, Net -- Accounts receivable, net include allowances for doubtful accounts of $744 and $430 at July 31, 2000 and 1999, respectively.

     Inventories -- Inventories are valued at the lower of cost or market on a first-in, first-out (FIFO) basis and consist primarily of finished goods including cylinder valves, adapters, grills, patio heaters, fireplace accessories, and garden products.

     Cylinders Held Under Operating Lease Agreements, Net -- Cylinders held under operating lease agreements are stated at cost and depreciated on a straight-line basis over their estimated useful lives of twenty-five years. Depreciation expense for the years ended July 31, 2000 and 1999 was $856 and $389, respectively.

     Software Development Costs -- Certain development costs for internal use software are capitalized when incurred. Capitalization of software development costs begins upon the establishment of technological feasibility and ceases when the product is ready for release. Software development costs are amortized on a straight-line basis over the expected life of the product ranging from three to five years. Capitalized software development costs were $586 and $629 for years ended July 31, 2000 and 1999, respectively. At July 31, 2000 and 1999, total capitalized costs were $1,215 and $629 and accumulated amortization was $218 and $33, respectively.

     Property, Plant and Equipment, Net -- Property, plant and equipment are stated at cost and include interest on funds borrowed to finance construction. Depreciation and amortization are provided for on the straight-line method over the estimated useful lives ranging from three to 30 years.

     In the event that facts and circumstances indicate that the cost of property, plant and equipment, or other long-lived assets may not be recoverable, the estimated future undiscounted cash flows is compared to the asset's carrying value and, if less, an impairment loss is recognized in an amount by which the carrying amount exceeds its fair value.

     Intangibles, Net -- Excess cost over fair value of assets acquired is amortized using the straight-line method over periods ranging from 20 to 30 years. Patents and other intellectual property are amortized over their estimated useful lives. Non-compete agreements are amortized using the straight-line method over the life of the agreements ranging from three to five years. The Company periodically reviews the carrying value

                             BLUE RHINO CORPORATION
and estimated useful life of its intangible assets to determine whether current events and circumstances warrant adjustments. This valuation is performed using the expected future undiscounted cash flows associated with the intangible assets compared to the carrying value to determine if a write-down is required. To the extent such projection indicates that the undiscounted cash flow is not expected to be adequate to recover the carrying amounts, the assets are written down to discounted cash flow.

     Financial Instruments -- Financial instruments consist of cash and cash equivalents, accounts receivable, notes receivable, short-term and long-term debt and derivatives. The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. The Company estimates the fair value of its financial instruments using a discounted cash flow analysis based on interest rates for similar types of instruments available in the market place. At July 31, 2000 and 1999 the carrying amounts of the Company's financial instruments approximated their fair values.

     The Company uses derivative financial instruments to manage exposure to fluctuations in interest rates on its variable rate debt. An interest rate swap agreement is a contract to exchange floating rate for fixed interest payments periodically over the life of the agreement without the exchange of the underlying notional amount. The notional amount of the swap agreement is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. The differential paid or received under the swap agreement is recognized as an adjustment to interest expense.

     Advertising and Promotion -- The Company expenses advertising and promotion costs as incurred and these costs are included as selling, general and administrative expenses. Advertising and promotion costs for the years ended July 31, 2000, 1999 and 1998 were $1,216, $129 and $114, respectively.

     Income Taxes -- Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recorded when it is more likely than not that the deferred tax asset will not be realized.

     Stock-Based Compensation -- The Company accounts for its stock option plans in accordance with the provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." Accordingly, since options were granted at fair value, compensation expense has not been recognized for stock options granted to date under the 1994 Stock Incentive Plan, the 1998 Stock Incentive Plan or the Director Stock Incentive Plan (Note 11).

     Use of Estimates -- The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates.

     Reclassification -- Certain prior year amounts have been reclassified to conform to the presentation adopted in fiscal 2000.

     Recent Accounting Pronouncements -- In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was effective for fiscal years beginning after June 15, 1999. SFAS No. 133 was amended by SFAS No. 138, "Accounting for Derivative Instruments and Hedging Activities." The provisions of the statements require the recognition of all derivatives as either assets or liabilities in the statement of financial position and the measurement of those instruments at fair value. Changes in the fair market value of derivatives are recorded each period in current earnings or comprehensive income, depending on whether a derivative is designed as part of a hedge transaction and, if so, the type of hedge transaction. The Company is required to and will adopt the standards

                             BLUE RHINO CORPORATION
in the first quarter of fiscal 2001. The Company does not expect the adoption of SFAS No. 133 to have a material impact on its consolidated results of operations or financial position.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB No. 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. SAB No. 101 is required to be implemented in the fourth quarter of fiscal 2001. The Company does not expect the application of SAB No. 101 to have any impact on its consolidated results of operations or financial position.

3. CONCENTRATION OF CREDIT RISK

     The Company's cash and cash equivalents are held by high-quality financial institutions, thereby reducing credit risk concentrations. Due to the geographic dispersion and the high credit quality of the Company's significant customers, credit risk relating to accounts receivable is limited. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral on accounts receivable. The Company's three largest customers accounted for a total of approximately 44%, 49%, and 58% of net revenues in the years ended July 31, 2000, 1999 and 1998, respectively, as follows:

                                                              2000   1999   1998
                                                              ----   ----   ----
Customer A..................................................   23%    23%    26%
Customer B..................................................   11     13     16
Customer C..................................................   10     13     16
                                                               --     --     --
                                                               44%    49%    58%
                                                               ==     ==     ==

     Approximately 49% and 48% of accounts receivable at July 31, 2000 and 1999, respectively, were from these customers. If the financial condition and operations of these customers deteriorate, the Company's operating results could be adversely affected.

4. CYLINDERS AND CYLINDER DISPLAYS LEASED UNDER OPERATING LEASE AGREEMENTS

     The Company enters into operating lease agreements with its distributors for cylinders and cylinder displays for use within each distributor's territory. Under these leases, the distributor (lessee) is obligated for all maintenance, installation, deinstallation, taxes and insurance related to the cylinders and cylinder displays. The terms of the leases continue until either party terminates upon 60 days written notice to the other party. As of July 31, 2000, cylinders of $28,362 with accumulated depreciation of $1,085 and cylinder displays of $14,098 with accumulated depreciation of $3,089, were under lease. Lease income for the years ended July 31, 2000, 1999 and 1998 was $3,673, $1,985 and $448, respectively. As of July 31, 2000, estimated future minimum rental payments to be received are approximately $4,900 per year through the year 2005.

                             BLUE RHINO CORPORATION

5. PROPERTY, PLANT AND EQUIPMENT, NET

     Property, plant and equipment consists of the following at July 31:

                                                               2000      1999
                                                              -------   -------
Land........................................................  $    20   $    20
Building and leasehold improvements.........................      721       665
Cylinder displays, including panel graphics.................   19,623    13,565
Machinery and equipment.....................................    2,025     1,445
Computer hardware and software..............................    2,920     1,573
Equipment leased under capital leases.......................    1,714     1,633
Construction in progress....................................       --     1,779
                                                              -------   -------
                                                               27,023    20,680
  Less accumulated depreciation and amortization (including
     $411 and $227 as of July 31, 2000 and 1999,
     respectively, for equipment under capital leases)......   (6,691)   (4,034)
                                                              -------   -------
                                                              $20,332   $16,646
                                                              =======   =======

     Depreciation and amortization expense for the years ended July 31, 2000, 1999 and 1998 was $2,844, $1,995 and $1,101, respectively.

6. INTANGIBLES, NET

     Intangibles consist of the following at July 31:

                                                               2000      1999
                                                              -------   ------
Goodwill....................................................  $26,302   $9,570
Patents and trademarks......................................    1,399       81
Non-compete agreements......................................      983      293
                                                              -------   ------
                                                               28,684    9,944
Accumulated amortization....................................   (1,337)    (446)
                                                              -------   ------
                                                              $27,347   $9,498
                                                              =======   ======

     Amortization expense for the years ended July 31, 2000, 1999 and 1998 was $891, $355, and $68, respectively.

7. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

     Long-term debt and capital leases consist of the following at July 31:

                                                               2000      1999
                                                              -------   -------
Bank credit facility........................................  $44,274   $16,580
Cylinder financing at prime rate plus 2%....................       --     7,000
Acquisition notes payable...................................    2,519       684
Capital lease obligations bearing interest at various rates
  from 8.5% to 18.94%.......................................      861     1,136
Other.......................................................      528       134
                                                              -------   -------
                                                               48,182    25,534
  Less amounts due within one year..........................    5,786     1,423
                                                              -------   -------
                                                              $42,396   $24,111
                                                              =======   =======

                             BLUE RHINO CORPORATION

     The aggregate maturities of long-term debt and capital lease obligations at July 31, 2000 are as follows:

                                                              LONG-TERM   CAPITAL LEASE
                                                                DEBT       OBLIGATIONS     TOTAL
                                                              ---------   -------------   -------
2001........................................................   $ 5,182        $662        $ 5,844
2002........................................................    41,510         214         41,724
2003........................................................       629          59            688
                                                               -------        ----        -------
                                                                47,321         935         48,256
Less imputed interest.......................................        --         (74)           (74)
                                                               -------        ----        -------
                                                               $47,321        $861        $48,182
                                                               =======        ====        =======

     In June 2000, the Company amended and increased its existing bank credit facility (the "Credit Facility"). The amended Credit Facility consists of three separate facilities -- a $38,000 revolving line of credit for general corporate purposes; a $10,000 seasonal line for general corporate purposes available from July through November 2000; and a $7,000 term facility. The Credit Facility requires the Company to meet certain covenants, including minimum net worth and cash flow requirements. The Company has received a waiver from its bank for its non-compliance with certain financial covenants as of and for the three months and year ended July 31, 2000, and the bank agreed to reset the covenants based upon the Company's projections for fiscal 2001 and fiscal 2002. The Credit Facility is collateralized by a lien on substantially all of the Company's assets. The revolver and seasonal line under the Credit Facility bear interest at a maximum rate of the London Interbank Offered Rate ("LIBOR") plus 2.75%, while the term loan bears interest at a maximum rate of LIBOR plus 3.10%. At July 31, 2000 the interest rate on the revolver and seasonal line was 9.12%, while the rate on the term loan was 9.47%. The revolver expires in November 2001, while the term facility requires quarterly principal payments of $1,000 together with accrued interest, beginning October 2000 and continuing through April 2002.

     In conjunction with the Credit Facility, the Company also entered into an interest rate swap agreement with a notional amount of $10,000 as a partial hedge of the Company's variable interest rate debt. The purpose of the swap is to fix interest rates on variable rate debt and to reduce the Company's exposure to interest rate fluctuations. Under the swap agreement, which expires on July 2003, the Company pays a fixed rate of 7.36% and receives a rate equivalent to the one-month LIBOR. There was no material adjustment to interest expense during the year ended July 31, 2000.

     In September 1999, the Company issued $7,000 of 5% Convertible Notes (the "Convertible Notes") and 332,203 warrants to purchase common stock in a private placement. The warrants may be exercised at a price equal to $8.48 per share at any time prior to September 2004. The Convertible Notes bore interest at 5% through July 2000, when they were redeemed with $7,000 of proceeds from the Credit Facility. The proceeds from the Convertible Notes were used to repay the Company's primary cylinder vendor for the financing of cylinders. The early retirement of the Convertible Notes resulted in an extraordinary loss of $486 due to unamortized discount and other debt issuance costs.

8. COMMITMENTS AND CONTINGENCIES

     The Company leases certain facilities and office equipment under non-cancelable operating leases with original terms ranging from 36 to 60 months (Note 13). Additionally, the Company has certain computer hardware and software maintenance and support agreements. Rent expense and fees on these non-cancelable operating leases and service agreements from both affiliates and non-affiliates for the years ended July 31, 2000, 1999 and 1998 was $480, $392, and $327 respectively.

     Future minimum payments at July 31, 2000 under non-cancelable operating leases and service agreements with initial or remaining terms of one year or more to both affiliates and non-affiliates are $693 in 2001, $556 in 2002, $372 in 2003, $352 in 2004 and $248 in 2005.

                             BLUE RHINO CORPORATION

     The Company is involved in various legal proceedings encountered in the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

9. EQUITY INVESTMENTS

  R4 Technical Center -- North Carolina, LLC

     On April 28, 2000, the Company entered into a joint venture agreement to operate and manage an automated propane bottling and cylinder refurbishing plant. R4 Technical Center North Carolina, LLC ("R4 Tech") began operations in May 2000. The Company received a 49% ownership interest in the joint venture in exchange for its net contribution of approximately $3,400, which is being accounted for under the equity method of accounting. The Company recognized its portion of the loss in the joint venture for the period ended July 31, 2000 of $403. At July 31, 2000, the Company had advances outstanding of $1,336 to R4 Tech. Manchester Tank & Equipment Co. owns a 50% interest in the joint venture, and Platinum Propane, LLC owns the remaining 1% interest in the joint venture.

     Summary financial information for R4 Tech as of and for the period ended July 31, 2000 is as follows:

                                                               2000
                                                              ------
Current assets..............................................  $  884
Property, plant, and equipment and other assets.............   7,450
Current liabilities.........................................   2,223
Long-term debt..............................................      32
Net sales...................................................     908
Gross profit................................................    (327)
Net loss....................................................    (822)

  Bison Valve, LLC

     On February 12, 1998, the Company invested $635 in Bison Valve, LLC ("Bison Valve") in the form of a convertible note receivable. The loan was convertible into 65% of the membership units of Bison Valve, at $1 per unit, at the option of the Company and accrued interest at 9.5%. Bison Valve was formed to market, produce and sell a specialty valve to the Company's distributors and third parties. The Company accounted for its investment in Bison Valve using the equity method of accounting to reflect the Company's funding of certain losses incurred by this entity primarily related to researching, developing, marketing and producing certain propane products. The Company recorded losses of $311 and $324 for the years ended July 31, 1999 and 1998, respectively, to reflect the operating results of the investee, Bison Valve. The Company acquired the assets of Bison Valve in September 1999 (Note 10).

10. ACQUISITIONS

  Uniflame, Inc.

     On April 4, 2000, the Company completed the acquisition of substantially all of the assets of Uniflame, Inc., including its subsidiary Uni-Asia, Ltd. Uniflame, which is now a wholly owned subsidiary of the Company, designs and imports barbecue grills, garden products and fireplace accessories. The aggregate purchase price was $13,291, of which approximately $11,286 was allocated to intangibles consisting of goodwill and non-compete agreements. The purchase price was made up of $4,348 in cash obtained from the Company's Credit Facility (Note 7), the issuance of 478,716 shares of common stock valued at $6,693 and the issuance of $2,250 of notes payable. The net assets acquired consisted primarily of inventories, accounts receivable, and liabilities assumed.

                             BLUE RHINO CORPORATION

  International Propane Products, LLC

     On April 3, 2000, the Company completed the acquisition of substantially all of the assets relating to patio heaters and brass valves for propane cylinders, including certain intellectual property, developed and distributed by International Propane Products, LLC ("IPP"), a wholesale and design company. The aggregate purchase price, including certain acquisition costs, was $4,424, of which approximately $4,237 was allocated to intangibles consisting of goodwill and non-compete agreements. The purchase price was made up of $2,888 in cash obtained from the Company's Credit Facility (Note 7), the issuance of 83,572 shares of common stock valued at $1,123, $394 of obligations for non-compete and minimum deferred purchase price agreements and net assets acquired of $168. The deferred purchase price is payable on a quarterly basis for a term equal to the lesser of (a) the life of the patent that may be issued with respect to the acquired intellectual property, but in any event not less than five years, or
(b) the period ending on the last day of the first one year period during which the Company does not make, use or sell the patio heaters. The Company has agreed to pay a minimum deferred purchase price which may be as much as $530 under certain circumstances. Also included in the purchase agreement is a provision to pay 1% of future sales from patio heaters.

  Bison Valve, LLC

     On September 17, 1999, the Company acquired certain assets related to the overfill prevention device ("OPD") developed, manufactured and marketed by Bison Valve. The acquired assets included OPD molds, dies, and all intellectual property relating to the OPD developed by Bison Valve, which includes two patent applications on the OPD. The aggregate purchase price was $1,553, of which $1,470 was allocated to intangibles consisting of patents and non-compete agreements. The purchase price consisted of $1,239 in cash and a ten year warrant to purchase 100,000 shares of common stock with an exercise price of $7.40 per share, which was valued at $314. Also included in the purchase agreement is a provision to pay between 2 1/2% and 12% of future sales of OPDs over the life of the patents.

  Cylinder Exchange Businesses

     During fiscal 2000 and 1999, the Company completed a number of cylinder exchange acquisitions for an aggregate cash purchase price of approximately $2,067 and $8,167, respectively, related to assets including cylinders, cylinder displays and other equipment and the right, title and interest in and to sellers' retail propane cylinder exchange accounts and locations.

     During the years ended July 31, 2000 and 1999, the Company acquired certain assets described above under various agreements. These acquisitions are summarized as follows:

                                                               2000      1999
                                                              -------   ------
Net assets acquired including intangibles...................  $21,335   $8,167
Deferred purchase price.....................................   (2,663)    (679)
Common stock and warrants issued............................   (8,130)      --
                                                              -------   ------
Cash paid for acquisitions..................................  $10,542   $7,488
                                                              =======   ======

                             BLUE RHINO CORPORATION

     The acquisitions have been accounted for under the purchase method and, accordingly, the operating results from these acquisitions have been included in the Company's consolidated financial statements since the dates of acquisition. The following unaudited pro forma summary presents the indicated financial information for the Company for the years ended July 31, 2000 and 1999 as if the acquisitions had occurred on August 1, 1999 and 1998, respectively. These pro forma results have been prepared for comparative purposes and do not purport to be indicative of what would have occurred had the acquisitions been made on August 1, 1999 and 1998, respectively, nor is it indicative of future results.

                                                               2000      1999
                                                              -------   -------
                                                                 (UNAUDITED)
Net revenues................................................  $98,318   $80,044
                                                              =======   =======
Income before extraordinary loss............................  $ 2,770   $ 1,543
                                                              =======   =======
Net income..................................................  $ 2,284   $ 1,543
                                                              =======   =======
Basic earnings per common share.............................  $  0.26   $  0.19
                                                              =======   =======

11. STOCKHOLDERS' EQUITY

  Private Placement

     In September 1999, the Company completed a $7,200 private placement of 981,119 units, each consisting of one share of the Company's common stock and one warrant to purchase 0.35 shares of common stock. The offering was made only to "accredited investors", as defined in Rule 501(a) of Regulation D. The investors included the following officers and directors of the Company: Billy D. Prim, Craig J. Duchossois, Andrew J. Filipowski, Mark Castaneda, Steven D. Devick, Richard A. Brenner and Jerald D. Shadley, who in the aggregate purchased 438,747 of the 981,119 units sold (Note 13). The price per unit was $7.375, which was the closing price of the Company's common stock on September 3, 1999, the final trading day prior to the consummation of the offering. The warrants may be exercised at a price equal to $8.48 per share at any time prior to September 7, 2004. The net proceeds from this offering were used to repay indebtedness.

  Stock Compensation Plans

     The Company has three active stock-based compensation plans (the "Plans") for outside directors, officers and certain employees to receive stock options and other equity-based awards. Under the Plans, the Company may, at its discretion, issue incentive or non-qualified stock options, stock appreciation rights, restricted stock or deferred stock.

     Stock options generally are granted with an exercise price equal to 100% of the market value per share of the common stock on the date of grant. The options vest over one to five years and expire ten years from the date of grant. The terms and conditions of the awards made under the plans vary but, in general, are at the discretion of the board of directors or its appointed committee. Under the Plans the Company has reserved 1,439,875 shares of common stock for use and distribution under the terms of the Plans.

     The Company also has a Distributor Stock Option Plan (the "Distributor Option Plan") for Blue Rhino distributors and their stockholders, partners, members, directors, general partners, managers, officers, employees and consultants. The Company has reserved 400,000 shares of common stock for issuance upon the exercise of options granted under the Distributor Option Plan. Options issued under the Distributor Option Plan vest ratably over four years and expire ten years from the date of grant. For the years ended July 31, 2000, 1999 and 1998, the Company recognized compensation expense included in cost of sales of approximately $138, $272 and $50, respectively, related to stock options outstanding under the Distributor Option Plan.

                             BLUE RHINO CORPORATION

     A summary of the Company's stock compensation plans at July 31, 2000, 1999 and 1998 and changes during the periods then ended is presented in the table below:

                                              2000                   1999                  1998
                                      ---------------------   -------------------   -------------------
                                                   WEIGHTED              WEIGHTED              WEIGHTED
                                                   AVERAGE               AVERAGE               AVERAGE
                                                   EXERCISE              EXERCISE              EXERCISE
                                        SHARES      PRICE      SHARES     PRICE      SHARES     PRICE
                                      ----------   --------   --------   --------   --------   --------
Shares under option:
  Outstanding, beginning of year....     966,552    $12.52     698,796    $11.18     163,945    $ 5.94
     Granted........................     653,004      7.76     327,945     14.59     535,830     12.78
     Exercised......................       6,881      9.08      35,662     14.89          --        --
     Cancelled......................      77,368     11.54      24,527     13.01         979      6.15
                                      ----------              --------              --------
  Outstanding, end of year..........   1,535,307     10.58     966,552     12.52     698,796     11.18
                                      ----------              --------              --------
  Exercisable, end of year..........     445,909     11.29     257,480      9.15     182,609      6.04
                                      ==========              ========              ========
Weighted average fair value of
  options granted...................  $     3.42              $   7.74              $   4.25
                                      ==========              ========              ========
Options available for grant, end of
  year..............................     304,568               880,395               283,813
                                      ==========              ========              ========

     For various price ranges, weighted average characteristics of outstanding stock options at July 31, 2000 were as follows:

                                                       OUTSTANDING OPTIONS           EXERCISABLE OPTIONS
                                               -----------------------------------   --------------------
                                                             WEIGHTED
                                                             AVERAGE      WEIGHTED              WEIGHTED
                                                            REMAINING     AVERAGE                AVERAGE
          RANGE OF EXERCISE PRICES              SHARES     LIFE (YEARS)    PRICE      SHARES      PRICE
          ------------------------             ---------   ------------   --------   --------   ---------
$ 4.59 -- $ 6.50.............................    188,905       8.46        $ 6.16     33,905     $ 4.59
$ 6.61 -- $ 7.75.............................    183,314       7.81          7.05    105,314       6.85
$ 8.06 -- $12.75.............................    422,913       9.80          8.52      8,472      11.73
$13.00 -- $14.75.............................    678,675       8.06         13.04    278,247      13.03
$17.50 -- $24.25.............................     61,500       8.41         21.66     19,971      21.67
                                               ---------       ----        ------    -------     ------
                                               1,535,307       8.57        $10.58    445,909     $11.29
                                               =========       ====        ======    =======     ======

     The Company accounts for its stock compensation plans in accordance with the provisions of APB No. 25, and complies with the disclosure provisions of SFAS No. 123. Accordingly, since options were granted at fair value, compensation expense has not been recognized for stock options granted to date under the 1994 Stock Incentive Plan, the 1998 Stock Incentive Plan or the Director Option Plan. Had compensation expense for all of the Plans been determined for options granted since August 1, 1995 consistent with SFAS No. 123, the Company's pro forma net income/(loss) and earnings/(loss) per share for the years ended July 31, 2000, 1999 and 1998 would have been as follows:

                                                               2000      1999     1998
                                                              -------   ------   -------
Net income (loss):
  As reported...............................................  $  (572)  $2,067   $(2,476)
                                                              =======   ======   =======
  Pro forma.................................................  $(1,602)  $1,429   $(2,801)
                                                              =======   ======   =======
Basic and diluted earnings (loss) per common share:
  As reported...............................................  $ (0.07)  $ 0.27   $ (1.04)
                                                              =======   ======   =======
  Pro forma.................................................  $ (0.18)  $ 0.19   $ (1.15)
                                                              =======   ======   =======

                             BLUE RHINO CORPORATION

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for all grants: expected lives of five years; expected volatility ranging from 30% to 90%; expected dividends of zero and a risk-free interest rate ranging from 5.5% to 5.8%.

  Employee Stock Purchase Plan

     The Company established an Employee Stock Purchase Plan (the "ESPP") effective January 1, 2000, for all eligible employees. Under the ESPP, shares of the Company's common stock are purchased during annual offerings commencing on January 1 of each year. Shares are purchased at three-month intervals at 85% of the lower of the fair market value on the first day of the offering or the last day of each three-month purchase period. Employees may purchase shares having a value not exceeding 15% of their annual compensation, or $25,000, whichever is less. During the year ended July 31, 2000, employees purchased 4,880 shares at an average price of $7.34 per share. At July 31, 2000, 295,120 shares were reserved for future issuance under the ESPP.

  Common Stock Warrants

     The Company has issued common stock warrants in connection with various debt, equity and acquisition transactions. At July 31, 2000, warrants to purchase a total of 857,499 shares of common stock were outstanding and exercisable, with exercise prices ranging from $7.40 to $13.00 per share.

12. EARNINGS (LOSS) PER SHARE:

     The basic and diluted earnings (loss) per share was determined as follows:

                                                               2000     1999     1998
                                                              ------   ------   -------
Basic and diluted earnings (loss) per common share:
  Net income (loss).........................................  $ (572)  $2,067   $(2,476)
  Less: Redeemable preferred stock dividends................      --       --       596
                                                              ------   ------   -------
Income (loss) applicable to common stockholders.............  $ (572)  $2,067   $(3,072)
                                                              ======   ======   =======
Weighted average common shares used in computing the
  earnings (loss) per common share (in thousands):
  Basic.....................................................   8,736    7,645     2,945
  Effect of dilution........................................      --      142        --
                                                              ------   ------   -------
  Diluted...................................................   8,736    7,787     2,945
                                                              ======   ======   =======
Basic and diluted earnings (loss) per common share..........  $(0.07)  $ 0.27   $ (1.04)
                                                              ======   ======   =======

     Options to purchase common stock and the assumed exercise of warrants during the years ended 2000 and 1998 have been excluded from the computation of diluted loss per common share as they were anti-dilutive.

13. RELATED PARTY TRANSACTIONS

     In September 1999, the Company completed a $7,200 private placement of 981,119 units, each consisting of one share of the Company's common stock and one warrant to purchase 0.35 shares of common stock. Several directors and officers of the Company participated in the offering (Note 11).

                             BLUE RHINO CORPORATION

     During the years ended July 31, 2000 and 1999, the Company paid professional legal fees to Pedersen & Houpt, a Professional Corporation ("P&H") in the amount of $459 and $344, respectively. A principal of P&H is also a director of the Company.

     The Company leases facilities from affiliates under noncancelable operating leases that expire December 2001 and March 2005. Rent expense under these leases was $299, $76, and $82 for the years ended July 31, 2000, 1999 and 1998, respectively.

     In January 1998, several stockholders collectively loaned the Company $3,250, which was repaid in full in May 1998, including accrued interest at 10.5%, with the proceeds from the Company's initial public offering. The stockholders also received warrants to purchase 81,913 shares of common stock at an exercise price of $13.00 per share. The warrants expire on December 31, 2008.

     As of July 31, 1999 and 1998, Platinum Propane Holding, LLC ("PPH") and Ark Holdings ("Ark") were affiliates and together operated the Company's eight affiliated distributors. PPH began operations as a distributor during fiscal 1996, while Ark began operations as a distributor during fiscal 1998. In August 1999, the Company's Chairman, Chief Executive Officer and President, Billy D. Prim, and Vice Chairman, Andrew J. Filipowski sold all of their interests in PPH and Ark distributors to an existing investor in PPH. This investor is not affiliated with Blue Rhino Corporation. Messrs. Prim and Filipowski together owned approximately 42% of PPH, a holding company for five Blue Rhino distributors. Sales from PPH's distributors represented approximately 32% of Blue Rhino's net revenues for the year ended July 31, 1999. In addition, Messrs. Prim and Filipowski together owned approximately 47% of Ark, a holding company for three Blue Rhino distributors. Sales from Ark distributors represented approximately 6% of Blue Rhino's net revenues for the year ended July 31, 1999. Both Messrs. Prim and Filipowski continue to serve as directors for PPH and Ark.

     The following represents related party balances with these affiliates outstanding at July 31, 1999 and 1998 and transactions for the one month period ended August 31, 1999 and the fiscal years ended July 31, 1999 and 1998, respectively:

                                                              PPH                     ARK
                                                    -----------------------   --------------------
                                                    2000    1999      1998    2000    1999    1998
                                                    ----   -------   ------   ----   ------   ----
Accounts receivable...............................  $ --   $   308   $   --   $ --   $   69   $ --
Product sales.....................................    --       308       --     --       69     --
Notes receivable..................................    --       133    1,072     --       --     --
Accounts payable..................................    --       945      903     --      213    196
Cost of sales.....................................   873    11,340    7,889    241    2,071    530
Interest income...................................     1        64      117     --       --     --
Lease income......................................    94       863      211     16      121      9
Cylinder purchases................................    --     6,470    1,397     --    1,337    118

14. INCOME TAXES

     The provision for income taxes for the years ended July 31, 2000 and 1999 consisted of $32 and $30 of current tax expense, respectively. Due to the Company's operating losses in the prior years, there was no current or deferred tax expense for the year ended July 31, 1998.

                             BLUE RHINO CORPORATION

     A reconciliation of the differences between the statutory federal income tax rate of 34% and the effective tax rate for the years ended July 31, 2000, 1999 and 1998 is as follows:

                                                              2000     1999     1998
                                                              -----    -----    -----
Federal statutory tax rate..................................  (34.0)%   34.0%   (34.0)%
  Change in valuation allowance.............................   28.6    (35.5)    33.1
  Permanent differences and other...........................    7.4      2.0      0.9
  State taxes net of federal benefit........................    3.9      0.9       --
                                                              -----    -----    -----
Effective tax rate..........................................    5.9%     1.4%      --%
                                                              =====    =====    =====

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liability are as follows:

                                                             2000      1999      1998
                                                            -------   -------   -------
Assets:
  Net operating loss carry forward........................  $ 9,977   $ 7,131   $ 7,745
  Allowance for doubtful accounts.........................      493       438       242
  Distributor option plan.................................       68       125        --
  Deferred loss on joint venture..........................      157        --        --
  Other...................................................       68        82       140
                                                            -------   -------   -------
  Total gross deferred tax assets.........................   10,763     7,776     8,127
  Valuation allowance.....................................   (7,337)   (7,145)   (8,059)
                                                            -------   -------   -------
Net deferred tax assets...................................  $ 3,426   $   631   $    68
                                                            =======   =======   =======
Liability:
  Depreciation and amortization...........................  $ 3,426   $   631   $    68
                                                            =======   =======   =======

     At July 31, 2000, the Company had net operating loss carryforwards for federal income tax purposes of approximately $25,583, which are available to offset future federal taxable income, if any, in varying amounts from 2001 through 2020. However, the utilization of the net operating losses will be subject to certain limitations as prescribed by Section 382 of the Internal Revenue Code.

15. DEFINED CONTRIBUTION PLAN

     The Company maintains a defined contribution employee benefit plan ("401(k)"), which covers all employees over 21 years of age who have completed a minimum of six months of employment. The 401(k) allows for employees' deferrals, which, effective in July 1999, are matched by the Company up to a specific amount under the provisions of the 401(k) plan. Company contributions during the years ended July 31, 2000 and 1999 were approximately $85 and $3 respectively.

                             BLUE RHINO CORPORATION

16. SUPPLEMENTAL INFORMATION TO CONSOLIDATED STATEMENTS OF CASH FLOWS

     The Company had certain non-cash investing and financing activities during the years ended July 31, 2000, 1999 and 1998 as follows:

                                                               2000     1999    1998
                                                              ------   ------   ----
Capital lease obligations...................................  $  448   $1,293   $306
Notes receivable exchanged for the purchase of assets.......     498      929     --
Warrants issued in connection with debt, equity and
  acquisition transactions..................................   1,935       --     --
Cylinders acquired through vendor financing.................      --    7,000     --
Accreted preferred dividends................................      --       --    596
Unpaid costs associated with initial public offering........      --       --    373

     Interest paid during years ended July 31, 2000, 1999 and 1998 was $2,066, $778 and $342, respectively.

17. SEGMENT INFORMATION

     With the acquisition of Uniflame in April 2000, the Company began operating in two reportable segments: cylinder exchange and product sales. The cylinder exchange segment relates to cylinder exchange transactions and lease income from cylinders and cylinder displays. The products segment includes the activities required to sell patio heaters, grills, fireplace accessories and garden products, which are managed and operated through Uniflame.

     The Company evaluates performance and allocates resources based on several factors, of which the primary financial measure is business segment operating income, defined as earnings before interest, taxes, depreciation and amortization (EBITDA). The accounting policies of the segments are the same as those described in the summary of significant accounting policies (Note 2). There are no significant inter-segment revenues.

     The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and operational strategies. The majority of the products business was acquired in the Uniflame acquisition, and the management at the time of the acquisition was retained.

                                                             2000      1999      1998
                                                           --------   -------   -------
Net revenues:
  Cylinder exchange......................................  $ 68,771   $53,343   $27,938
  Products...............................................     9,962       477        --
                                                           --------   -------   -------
                                                           $ 78,733   $53,820   $27,938
                                                           ========   =======   =======
Segment EBITDA before extraordinary loss:
  Cylinder exchange......................................  $  6,406   $ 6,573   $   599
  Products...............................................       864        47        --
                                                           --------   -------   -------
                                                           $  7,270   $ 6,620   $   599
                                                           ========   =======   =======
Total assets:
  Cylinder exchange......................................  $ 82,429   $59,899   $30,470
  Products...............................................    25,746        --        --
                                                           --------   -------   -------
                                                           $108,175   $59,899   $30,470
                                                           ========   =======   =======

                             BLUE RHINO CORPORATION

     The following items are included in income (loss) before income taxes:

                                                              2000      1999      1998
                                                             -------   -------   ------
Equity in loss of equity method investees:
  Cylinder exchange........................................  $   403   $   311   $  324
  Products.................................................       --        --       --
                                                             -------   -------   ------
                                                             $   403   $   311   $  324
                                                             =======   =======   ======
Depreciation and amortization:
  Cylinder exchange........................................  $ 4,388   $ 2,872   $1,278
  Products.................................................      329        --       --
                                                             -------   -------   ------
                                                             $ 4,717   $ 2,872   $1,278
                                                             =======   =======   ======

     The following items are included in the determination of identifiable assets:

                                                              2000      1999      1998
                                                             -------   -------   ------
Investments in equity method investees:
  Cylinder exchange........................................  $ 3,027   $    --   $   --
  Products.................................................       --        --       --
                                                             -------   -------   ------
                                                             $ 3,027   $    --   $   --
                                                             =======   =======   ======
Capital expenditures:
  Cylinder exchange........................................  $17,824   $14,149   $2,283
  Products.................................................       41        --       --
                                                             -------   -------   ------
                                                             $17,865   $14,149   $2,283
                                                             =======   =======   ======

18. NON-RECURRING ITEMS AND SPECIAL CHARGES

     During the year ended July 31, 1999, the Company incurred a charge of $551 related to costs incurred in connection with an offering of common stock, which was terminated before completion in February 1999 due to unfavorable market conditions.

     During year ended July 31, 1998, the Company made changes to its business strategy, including the conversion to an independent distributor network. As a result, the Company recorded certain non-recurring charges of $476 in 1998, of which $196 related to the impairment of property, plant and equipment.

19. SUBSEQUENT EVENTS

     On September 7, 2000 (the "Closing Date") the Company completed the sale of $10,300 of Series A Convertible Preferred Stock. The Company issued 1,716,667 shares at a price of $6.00 per share. Billy D. Prim, Chairman, Chief Executive Officer and President, and Andrew J. Filipowski, Vice Chairman, invested $50,000 and $250,000 for 8,333 and 41,667 shares of Series A Convertible Preferred Stock, respectively. The Series A Convertible Preferred Stock accrues a 5% cumulative annual dividend through the third anniversary of the Closing Date; a 12% annual dividend from the third anniversary of the Closing Date through the fourth anniversary of the Closing Date; and a 15% dividend thereafter. At the election of the Company, the dividend may be paid in cash, in common stock, or a combination of cash and common stock. The dividend is payable quarterly on the 20th day of December, March, June, and September of each year. If the Company elects to pay the dividend in common stock, such shares will be valued based on the average closing price of the common stock on the date the shares are authorized to be issued.

     Each share of Series A Convertible Preferred Stock is convertible into common stock at the option of the holder at any time after the first anniversary of the Closing Date. If the market price of the common stock

                             BLUE RHINO CORPORATION
exceeds a prescribed threshold, the Series A Convertible Preferred Stock is convertible into common stock at the option of the Company at any time after the second anniversary of the Closing Date. Each share of Series A Convertible Preferred Stock is initially convertible into one share of common stock. In the event that the Company's earnings for the year ending July 31, 2001 do not meet a prescribed target, each share of Series A Convertible Preferred Stock may be convertible into up to 1.33 shares of common stock. The Series A Convertible Preferred Stock has a liquidation preference over the Company's common stock.

     On October 26, 2000, the Company completed the acquisition of QuickShip, Inc., a retail shipping service company based in Lenexa, Kansas. QuickShip, Inc. is a wholly owned subsidiary of the Company. Currently, QuickShip offers its service at over 200 retail locations in 16 states. The aggregate purchase price, including certain acquisition costs, was approximately $8,000 of which approximately $1,200 was paid in cash and deferred payments, with the balance of $6,800 paid in the form of Series A Convertible Preferred Stock at $6.00 per share. In addition, the Company issued a five-year warrant to purchase 100,000 shares of common stock. This acquisition will be accounted for as a purchase.

20. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                           FISCAL 2000 QUARTER ENDED
                                                  --------------------------------------------
                                                  OCTOBER 31   JANUARY 31   APRIL 30   JULY 31
                                                  ----------   ----------   --------   -------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenues....................................   $14,208      $15,214     $17,036    $32,275
Total operating costs and expenses..............    13,490       14,479      15,633     32,578
                                                   -------      -------     -------    -------
Income (loss) from operations...................       718          735       1,403       (303)
Income (loss) before extraordinary loss.........       340          352         745     (1,523)
Extraordinary loss..............................        --           --          --        486
                                                   -------      -------     -------    -------
Net income (loss)...............................   $   340      $   352     $   745    $(2,009)
                                                   =======      =======     =======    =======
Per share data:
  Basic and diluted earnings (loss) per common
     share before extraordinary loss............   $  0.04      $  0.04     $  0.08    $ (0.17)
                                                   =======      =======     =======    =======
  Basic and diluted earnings (loss) per common
     share......................................   $  0.04      $  0.04     $  0.08    $ (0.22)
                                                   =======      =======     =======    =======

                                                           FISCAL 1999 QUARTER ENDED
                                                  --------------------------------------------
                                                  OCTOBER 31   JANUARY 31   APRIL 30   JULY 31
                                                  ----------   ----------   --------   -------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenues....................................   $ 9,434      $ 9,228     $11,890    $23,268
Total operating costs and expenses..............     9,231        9,033      11,428     20,380
                                                   -------      -------     -------    -------
Income from operations..........................       203          195         462      2,888
                                                   -------      -------     -------    -------
Net income (loss)...............................   $   (70)     $    68     $  (357)   $ 2,426
                                                   =======      =======     =======    =======
Per share data:
  Basic earnings (loss) per common share........   $ (0.01)     $  0.01     $ (0.05)   $  0.32
                                                   =======      =======     =======    =======
  Diluted earnings (loss) per common share......   $ (0.01)     $  0.01     $ (0.05)   $  0.31
                                                   =======      =======     =======    =======

     Note: Quarterly amounts may not add to annual amounts due to the effect of rounding on a quarterly basis.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Effective February 19, 1999, the Company severed its relationship with its independent accountants, PricewaterhouseCoopers LLP ("PricewaterhouseCoopers"). The action was recommended and approved by the Audit Committee of the Company. PricewaterhouseCoopers' report on the Company's financial statements for the fiscal year ended July 31, 1998 contained no adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles.

     During fiscal 1998 and the subsequent interim periods preceding February 19, 1999, there were no disagreements between the Company and PricewaterhouseCoopers on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PricewaterhouseCoopers, would have caused it to make a reference to the subject matter of the disagreements in connection with its reports on the financial statements.

     During the interim fiscal period ending January 31, 1999, PricewaterhouseCoopers notified the Company that they were reviewing the appropriate accounting treatment for two items at the time of their dismissal which, depending on the results of the review that was not completed, may have had a material impact on the fairness or reliability of financial statements covering the fiscal periods ending January 31, 1999 and thereafter. The first item involved the estimated useful life of propane cylinders acquired by USA Leasing, the financial statements of which have been consolidated with those of the Company. The second item involved the appropriate accounting for certain acquisition costs related to customer accounts. The Company's Audit Committee did not discuss the subject matter of either of these issues with PricewaterhouseCoopers and the Company has authorized PricewaterhouseCoopers to respond fully to any inquiries which the successor accountants may have or have had with respect to these issues. The Company has previously provided a copy of this disclosure to PricewaterhouseCoopers in compliance with the provisions of
Item 304(a)(3) of Regulation S-K of the Securities Act of 1933, as amended.

     Following the severance of the Company's relationship with PricewaterhouseCoopers, the Company engaged Ernst & Young, LLP as its independent auditors for the fiscal year ended July 31, 1999.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is contained in our definitive proxy statement relating to our Annual Meeting of Stockholders to be held on December 19, 2000, which will be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, under the captions "Proposal 1 -- Election of Directors," "Information Concerning Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance," which are incorporated by reference herein.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is contained in our definitive proxy statement relating to our Annual Meeting of Stockholders to be held on December 19, 2000, which will be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, under the caption "Executive Compensation," which is incorporated by reference herein.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is contained in our definitive proxy statement relating to our Annual Meeting of Stockholders to be held on December 19, 2000, which will be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, under the caption "Beneficial Ownership of Directors, Executive Officers and Certain Beneficial Owners," which is incorporated by reference herein.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is contained in our definitive proxy statement relating to our Annual Meeting of Stockholders to be held on December 19, 2000, which will be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, under the caption "Certain Transactions," which is incorporated by reference herein.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

          (2) Financial Statement Schedules

          Schedule II -- Valuation and Qualifying Accounts -- see additional section of this Report.

          (3) Exhibits

              See the Exhibit Index following the Signature Page, which is incorporated herein by reference.

     (b) Reports on Form 8-K

          Current Report on Form 8-K/A filed June 14, 2000, amending the Current Report on Form 8-K filed April 18, 2000. This Current Report on Form 8-K/A reported certain financial statements of Uniflame Inc. and its subsidiary, International Propane Products, LLC and Bison Valve, LLC, businesses that we acquired, as well as certain pro forma financial statements, including:

     Uniflame, Inc. and its subsidiary
          Balance Sheets as of December 31, 1999 and 1998
          Statements of Income for the years ended December 31, 1999 and 1998 Statements of Stockholders' Equity for the years ended December 31,
            1999 and 1998
          Statements of Cash Flows for the years ended December 31, 1999 and
            1998

     Combined Financial Statements of International Propane Products, LLC (IPP) and Bison Valve, LLC
          Combined Balance Sheets as of December 31, 1999 and 1998
          Combined Statements of Operations and Changes in Accumulated Deficit for the year ended December 31, 1999 and the period from February 13, 1998 (date of inception) to December 31, 1998
          Combined Statements of Cash Flows for the year ended December 31, 1999 and the period from February 13, 1998 (date of inception) to December 31, 1998

     Pro Forma Financial Information. Blue Rhino Corporation, Uniflame, IPP and Bison (on a consolidated basis)
          Unaudited Pro Forma Balance Sheet as of January 31, 2000
          Unaudited Pro Forma Statement of Operations for the twelve months ended July 31, 1999
          Unaudited Pro Forma Statement of Operations for the six months ended
            January 31, 2000

     (c) The exhibits required by Item 601 of Regulation S-K are filed herewith and incorporated by reference herein. The response to this portion of Item 14 is submitted under Item 14(a)(3).

     (d) The response to this portion of Item 14 is submitted under Item
14(a)(2).

                                   SIGNATURES

     Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          BLUE RHINO CORPORATION

                                          By:       /s/ BILLY D. PRIM
                                            ------------------------------------
                                                       Billy D. Prim
                                            Chairman of the Board, President and
                                                  Chief Executive Officer

Date: October 30, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

                      SIGNATURE                                    TITLE                     DATE
                      ---------                                    -----                     ----
                  /s/ BILLY D. PRIM                    Chairman of the Board,          October 30, 2000
-----------------------------------------------------    President
                    Billy D. Prim                        and Chief Executive Officer
                                                         (Principal Executive
                                                         Officer)

                 /s/ MARK CASTANEDA                    Secretary, Chief Financial      October 30, 2000
-----------------------------------------------------    Officer
                   Mark Castaneda                        and Director (Principal
                                                         Financial and Accounting
                                                         Officer)

              /s/ ANDREW J. FILIPOWSKI                 Vice Chairman of the Board      October 30, 2000
-----------------------------------------------------
                Andrew J. Filipowski

               /s/ CRAIG J. DUCHOSSOIS                 Director                        October 30, 2000
-----------------------------------------------------
                 Craig J. Duchossois

                /s/ STEVEN D. DEVICK                   Director                        October 30, 2000
-----------------------------------------------------
                  Steven D. Devick

               /s/ JOHN H. MUEHLSTEIN                  Director                        October 30, 2000
-----------------------------------------------------
                 John H. Muehlstein

               /s/ RICHARD A. BRENNER                  Director                        October 30, 2000
-----------------------------------------------------
                 Richard A. Brenner

                 /s/ ROBERT J. LUNN                    Director                        October 30, 2000
-----------------------------------------------------
                   Robert J. Lunn

                /s/ DAVID L. WARNOCK                   Director                        October 30, 2000
-----------------------------------------------------
                  David L. Warnock

                                                                     SCHEDULE II

                             BLUE RHINO CORPORATION
                       VALUATION AND QUALIFYING ACCOUNTS
                FISCAL YEARS ENDED JULY 31, 2000, 1999 AND 1998
                                 (IN THOUSANDS)

                       COLUMN A                          COLUMN B     COLUMN C     COLUMN D    COLUMN E
                       --------                          --------     --------     --------    --------
                                                        BALANCE AT   CHARGED TO                BALANCE
                                                        BEGINNING    COSTS AND                  END OF
DESCRIPTION                                             OF PERIOD     EXPENSES    DEDUCTIONS    PERIOD
-----------                                             ----------   ----------   ----------   --------
Year ended July 31, 1998
  Allowance for doubtful accounts.....................     $154         $ --         $20         $134
Year ended July 31, 1999
  Allowance for doubtful accounts.....................      134          296          --          430
Year ended July 31, 2000
  Allowance for doubtful accounts.....................      430          430         254(1)       744

---------------

(1) Includes an allowance for doubtful accounts in the amount of $69 acquired in Uniflame acquisition.

                                    EXHIBITS

EXHIBIT
 NUMBER                            DESCRIPTION OF EXHIBIT
--------                           ----------------------
 2.1        --  Agreement and Plan of Reorganization dated October 25, 2000 by and among the Company, QuickShip Acquisition Corp.,
                QuickShip, Inc., Thomas E. Brandtonies, Gold Banc
                Corporation, Inc.
 3.1        --  Second Amended and Restated Certificate of Incorporation of
                the Company, as amended.
 3.2        --  Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.2 to the Company's Registration
                Statement on Form S-1 dated May 18, 1998.
 4.1(a)     --  Form of Certificate of Common Stock of the Company,
                incorporated by reference to Exhibit 4.1 to the Company's
                Registration Statement on Form S-1 dated May 18, 1998.
 4.1(b)     --  Form of Certificate of Series A Convertible Preferred Stock
                of the Company.
 4.2        --  Registration Rights Agreement among the Company and the purchasers of Common Stock and Warrants dated September 7,
                1999, incorporated by reference to Exhibit 4.1 to the
                Company's Current Report on Form 8-K dated September 23,
                1999.
 4.3        --  Registration Rights Agreement among the Company and the
                Buyers of its Convertible Notes dated September 20, 1999,
                incorporated by reference to Exhibit 4.2 to the Company's
                Current Report on Form 8-K dated September 23, 1999.
 4.4(a)     --  Amended and Restated Registration Rights Agreement, dated as of March 1, 1997, among the Company, Forsythe/Lunn
                Technology Partners, L.L.C., Platinum Propane Holding,
                L.L.C., the Purchasers of Units pursuant to the Unit
                Purchase Agreement dated October 11, 1995 and the Purchasers of the Company's Series A Convertible Participating
                Preferred Stock, incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-1 dated
                May 18, 1998.
 4.4(b)     --  Amendment to Amended and Restated Registration Rights
                Agreement among the Company and certain holders of its
                common stock dated September 7, 1999, incorporated by
                reference to Exhibit 4.3 to the Company's Current Report on
                Form 8-K dated September 23, 1999.
 4.5        --  Form of Warrant to Purchase Common Stock of the Company
                issued to purchasers of the Company's Common Stock in its
                private offering dated September 7, 1999, incorporated by
                reference to Exhibit 4.4 to the Company's Current Report on
                Form 8-K dated September 23, 1999.
 4.6        --  Form of Warrant to Purchase Common Stock of the Company
                issued to purchasers of the Company's Convertible Notes on
                September 20, 1999, incorporated by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K dated September
                23, 1999.
 4.7        --  Form of Warrant issued to Michael A. Waters dated September
                17, 1999, incorporated by reference to Exhibit 4.6 to the
                Company's Current Report on Form 8-K dated September 23,
                1999.
 4.9        --  Registration Rights Agreement among the Company and the shareholders and certain employees of Uniflame, Inc. dated
                March 31, 2000, incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated April 18,
                2000.
 4.10       --  Certificate of Designation, Rights and Preferences of Series
                A Convertible Preferred Stock dated September 7, 2000,
                incorporated by reference to Exhibit 4.10 to the Company's
                Registration Statement on Form S-3 dated September 25, 2000.
 4.11       --  Certificate of Designation, Number of Authorized Shares of
                Series A Convertible Preferred Stock dated October 25, 2000.

EXHIBIT
 NUMBER                            DESCRIPTION OF EXHIBIT
--------                           ----------------------
 4.12       --  Amended and Restated Registration Rights Agreement dated
                October 25, 2000 among the Company, the investors listed
                therein and the former stockholders of QuickShip, Inc.
 9.1        --  Amended and Restated Stockholders Agreement dated October
                25, 2000 among the Company and the holders of Series A
                Preferred Stock listed therein.
10.1(a)     --  Second Amended and Restated Loan Agreement between Bank of
                America, N.A. and the Company dated as of June 30, 2000.
10.1(b)     --  Security Agreement, dated as of December 31, 1998 between the Company and NationsBank, N.A., incorporated by reference to Exhibit 10.1(b) to Amendment No. 1 to the Company's
                Registration Statement on Form S-1 dated January 15, 1999.
10.1(c)     --  Amendment to Security Agreement between Bank of America,
                N.A. and the Company dated as of December 9, 1999,
                incorporated by reference to Exhibit 10.2 to the Company's
                Quarterly Report on Form 10-Q for the Quarter Ended October
                31, 1999.
10.1(d)     --  Promissory Note in the amount of $7 million dated as of June
                30, 2000 made by the Company payable to Bank of America,
                N.A.
10.1(e)     --  Promissory Note in the amount of $10 million dated as of
                June 30, 2000 made by the Company payable to Bank of
                America, N.A.
10.1(f)     --  Promissory Note in the amount of $38 million dated as of
                June 30, 2000 made by the Company payable to Bank of
                America, N.A.
10.1(g)     --  Pledge Agreement by the Company to Bank of America, N.A.
                dated as of June 30, 2000.
10.1(h)     --  Continuing and Unconditional Guaranty Agreement between CPD
                Associates, Inc. and Bank of America, N.A. dated December 9,
                1999, incorporated by reference to Exhibit 10.4 to the
                Company's Quarterly Report on Form 10-Q for the Quarter
                Ended October 31, 1999.
10.1(i)     --  Continuing and Unconditional Guaranty Agreement between
                Rhino Services, L.L.C. and Bank of America, N.A., dated
                December 9, 1999, incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the
                Quarter Ended October 31, 1999.
10.1(j)     --  Continuing and Unconditional Guaranty Agreement between USA
                Leasing, L.L.C. and Bank of America, N.A. dated December 9,
                1999, incorporated by reference to Exhibit 10.6 to the
                Company's Quarterly Report on Form 10-Q for the Quarter
                Ended October 31, 1999.
10.1(k)     --  Continuing and Unconditional Guaranty Agreement between
                QuickShip, Inc. and Bank of America, N.A. dated October 26,
                2000.
10.2(a)     --  Form of Distribution Agreement of the Company and Its
                Distributors, incorporated by reference to Exhibit 10.7(a)
                to the Company's Registration Statement on Form S-1 dated
                May 18, 1998.
10.2(b)     --  Form of Sublease of Personal Property between the Company and Its Distributors, incorporated by reference to Exhibit
                10.7(b) to the Company's Registration Statement on Form S-1
                dated May 18, 1998.
10.3(a)     --  Form of Security Agreement to Secure the Sale of Cylinders
                between the Company and Its Distributors, incorporated by
                reference to Exhibit 10.8(a) to the Company's Registration
                Statement on Form S-1 dated May 18, 1998.
10.3(b)     --  Form of Promissory Note Evidencing the Sale of Cylinders
                between the Company and Its Distributors, incorporated by
                reference to Exhibit 10.8(b) to the Company's Registration
                Statement on Form S-1 dated May 18, 1998.
10.4        --  Amended and Restated Stock Option Plan for Non-Employee
                Directors, incorporated by reference to Exhibit 10.9 to the
                Company's Registration Statement on Form S-1 dated January
                5, 1998.
10.5        --  Distributor Stock Option Plan of the Company, incorporated by reference to Exhibit 10.13 to the Company's Registration
                Statement on Form S-1 dated May 18, 1998.

EXHIBIT
 NUMBER                            DESCRIPTION OF EXHIBIT
--------                           ----------------------
10.6        --  1994 Stock Incentive Plan of the Company, incorporated by reference to Exhibit 10.14 to the Company's Registration
                Statement on Form S-1 dated May 18, 1998.
10.7        --  1998 Stock Incentive Plan of the Company, incorporated by reference to Exhibit 10.18 to the Company's Registration
                Statement on Form S-1 dated May 18, 1998.
10.8        --  Real Estate Lease between the Company and Rhino Real Estate,
                L.L.C. dated as of January 1, 1999, incorporated by
                reference to Exhibit 10.14 to the Company's Registration
                Statement on Form S-1 dated January 5, 1998.
10.9        --  Lease Agreement dated August 11, 1996 between the Company and Leasing Innovations, Incorporated, incorporated by
                reference to Exhibit 10.15(b) to Amendment No. 1 to the
                Company's Registration Statement as Form S-1 dated January
                15, 1999.
10.10       --  Services Agreement dated June 1, 1997 between the Company and Information Management Systems Services, incorporated by reference to Exhibit 10.16 to the Company's Annual Report on
                Form 10-K dated October 29, 1998.
10.11(a)    --  Limited Guarantee dated December 31, 1998 made by the
                Company in favor of NationsBank, N.A., incorporated by
                reference to the Company's Amendment No. 1 to Registration
                Statement on Form S-1 dated January 15, 1999.
10.11(b)    --  Subordinated Security Agreement dated December 31, 1998 between the Company and USA Leasing, L.L.C., incorporated by reference to Amendment No. 1 to the Company's Registration
                Statement on Form S-1 dated January 15, 1999.
10.11(c)    --  Subordination Agreement dated December 31, 1998 among the
                Company, USA Leasing, L.L.C. and NationsBank, N.A.,
                incorporated by reference to Amendment No. 1 to the
                Company's Registration Statement on Form S-1 dated January
                15, 1999.
10.12(a)    --  Securities Purchase Agreement among the Company and
                Promethean Investment Group, L.L.C., dated September 20,
                1999, incorporated by reference to Exhibit 10.1 to the
                Company's Current Report on Form 8-K dated September 23,
                1999.
10.12(b)    --  Form of Convertible Note issued to purchasers of the
                Company's Convertible Notes on September 20, 1999,
                incorporated by reference to Exhibit 10.2 to the Company's
                Current Report on Form 8-K dated September 23, 1999.
10.13       --  Asset Purchase Agreement among the Company, Bison Valve,
                L.L.C. and Michael A. Waters dated September 17, 1999,
                incorporated by reference to Exhibit 10.3 to the Company's
                Current Report on Form 8-K dated September 23, 1999.
10.14       --  Employment Agreement between the Company and Billy D. Prim dated May 31, 1999 effective as of January 1, 1999,
                incorporated by reference to Exhibit 10.20 to the Company's
                Annual Report on Form 10-K for the year ended July 31, 1999.
10.15       --  Asset Purchase Agreement between the Company and Georgia Gas
                Distributions, Inc. dated December 9, 1999, incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the Quarter Ended October 31, 2000.
10.16       --  Asset Purchase Agreement by and among the Company, Uniflame,
                Mac R. McQuilkin and James E. Harris dated as of March 31,
                2000, incorporated by reference to Exhibit 10.1 to the
                Company's Current Report on Form 8-K dated April 18, 2000.
10.17       --  Employment Agreement by and between the Company and Michael
                Fasel dated April 1, 2000, incorporated by reference to
                Exhibit 10.2 to the Company's Current Report on Form 8-K
                dated April 18, 2000.
10.18       --  Employment Agreement by and between the Company and Martin
                Bossler dated April 1, 2000, incorporated by reference to
                Exhibit 10.3 to the Company's Current Report on Form 8-K
                dated April 18, 2000.

EXHIBIT
 NUMBER                            DESCRIPTION OF EXHIBIT
--------                           ----------------------
10.19       --  Asset Purchase Agreement by and among the Company,
                International Propane Products, LLC and Michael A. Waters
                dated as of March 31, 2000, incorporated by reference to
                Exhibit 10.4 to the Company's Current Report on Form 8-K
                dated April 18, 2000.
10.20       --  Indemnification Agreement by and among the Company,
                International Propane Products, LLC and Michael A. Waters
                dated as of March 31, 2000, incorporated by reference to
                Exhibit 10.5 to the Company's Current Report on Form 8-K
                dated April 18, 2000.
10.21       --  License Agreement by and among the Company, International
                Propane Products, LLC and Michael A. Waters dated as of
                March 31, 2000, incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K dated April 18,
                2000.
10.22       --  Agreement to Amend the Convertible Notes by and among the
                Company, HFTP Investment L.L.C. and Leonardo, L.P. dated of
                April 3, 2000, incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K dated April 18,
                2000.
10.23       --  Form of Amendment No. 1 to Convertible Notes, dated as of
                March 31, issued to purchasers of the Company's Convertible
                Notes, dated September 23, 1999, incorporated by reference to Exhibit 10.9 to the Company's Current Report on Form 8-K
                dated April 18, 2000.
10.24       --  Limited Liability Company Agreement of R4 Technical
                Center -- North Carolina, LLC dated April 28, 2000.
10.25       --  Real Estate Lease between the Company and H & M Enterprises,
                L.L.C. dated March 1, 1995, as amended February 8, 2000.
16.1        --  Letter of PricewaterhouseCoopers LLP dated March 2, 1999, incorporated by reference to Exhibit 16.1 to the Company's
                Current Report on Form 8-K/A dated March 4, 1999.
21.1        --  Subsidiaries of the Company.
23.1        --  Consent of Ernst & Young LLP.
23.2        --  Consent of PricewaterhouseCoopers LLP.
27.1        --  Financial Data Schedule (for SEC use only).