Form 10-Q
period 2000-10-31
BLUE RHINO CORP
filed 2000-12-15
CIK 1034379

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-Q

(MARK ONE)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2000

                                       OR

    [  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ________ TO ________

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

                             ---------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.

                    CLASS                            OUTSTANDING AT NOVEMBER 30, 2000
                    -----                            --------------------------------
   Common stock, par value $.001 per share                   9,226,497 Shares

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             BLUE RHINO CORPORATION

                                     INDEX

                       PART I: FINANCIAL INFORMATION
Item 1:   Financial Statements (unaudited):
          Condensed consolidated balance sheets as of October 31, 2000
            and July 31, 2000.........................................    1
          Condensed consolidated statements of operations for the
            three month periods ended October 31, 2000 and 1999.......    2
          Condensed consolidated statements of cash flows for the
            three month periods ended October 31, 2000 and 1999.......    3
          Notes to condensed consolidated financial statements........    4
Item 2:   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................    9
Item 3:   Quantitative and Qualitative Disclosures about Market
            Risk......................................................   14
                        PART II: OTHER INFORMATION
Item 1:   Legal Proceedings...........................................   14
Item 2:   Changes in Securities and Use of Proceeds...................   14
Item 3:   Defaults Upon Senior Securities.............................   15
Item 4:   Submission of Matters to a Vote of Security Holders.........   15
Item 5:   Other Information...........................................   15
Item 6:   Exhibits and Reports on Form 8-K............................   15
SIGNATURES............................................................   17

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1:  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             BLUE RHINO CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    AS OF OCTOBER 31, 2000 AND JULY 31, 2000
                                 (IN THOUSANDS)

                                                              OCTOBER 31,   JULY 31,
                                                                 2000         2000
                                                              -----------   --------
                                                              (UNAUDITED)
                                       ASSETS
Current assets:
  Cash and cash equivalents.................................   $  1,761     $  1,079
  Accounts receivable, net..................................     16,664       19,254
  Inventories...............................................      5,157        5,415
  Prepaid expenses and other current assets.................      5,876        3,746
                                                               --------     --------
          Total current assets..............................     29,458       29,494
Cylinders leased under operating lease agreements, net......     28,293       27,277
Property, plant and equipment, net..........................     28,174       20,332
Intangibles, net............................................     29,492       27,347
Investment in joint venture.................................      2,457        3,027
Other assets................................................        671          698
                                                               --------     --------
          Total assets......................................   $118,545     $108,175
                                                               ========     ========
                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................   $  8,205     $ 16,565
  Current portion of long-term debt and capital lease
     obligations............................................      9,137        5,786
  Accrued liabilities.......................................      2,592        1,476
                                                               --------     --------
          Total current liabilities.........................     19,934       23,827
Long-term debt and capital lease obligations, less current
  maturities................................................     40,496       42,396
                                                               --------     --------
          Total liabilities.................................     60,430       66,223
Stockholders' equity:
  Common stock..............................................          9            9
  Preferred stock...........................................          3           --
  Capital in excess of par..................................     78,582       62,010
  Accumulated preferred dividends...........................        128           --
  Accumulated other comprehensive loss......................       (227)          --
  Accumulated deficit.......................................    (20,380)     (20,067)
                                                               --------     --------
          Total stockholders' equity........................     58,115       41,952
                                                               --------     --------
          Total liabilities and stockholders' equity........   $118,545     $108,175
                                                               ========     ========

   The accompanying notes are an integral part of these financial statements.

                             BLUE RHINO CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED OCTOBER 31, 2000 AND 1999
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              THREE MONTHS ENDED
                                                                  OCTOBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                                                  (UNAUDITED)
Net revenues................................................  $33,821    $14,208
Operating costs and expenses:
  Cost of sales.............................................   25,757     10,123
  Selling, general and administrative.......................    4,810      2,450
  Depreciation and amortization.............................    1,637        917
                                                              -------    -------
          Total operating costs and expenses................   32,204     13,490
                                                              -------    -------
          Income from operations............................    1,617        718
Other expenses (income):
  Interest expense..........................................    1,209        378
  Other, net................................................       20         --
                                                              -------    -------
          Income before other non-operating expenses........      388        340
Other non-operating expenses:
  Loss on investee..........................................      570         --
                                                              -------    -------
          Income (loss) before income taxes.................     (182)       340
Income taxes................................................        2         --
                                                              -------    -------
          Net income (loss).................................     (184)       340
Preferred dividends.........................................      128         --
                                                              -------    -------
          Income (loss) available to common stockholders....  $  (312)   $   340
                                                              =======    =======
Basic and diluted earnings (loss) per common share..........  $ (0.03)   $  0.04
                                                              =======    =======
Shares used in per share calculations:
  Basic.....................................................   10,293      8,242
                                                              =======    =======
  Diluted...................................................   10,293      8,268
                                                              =======    =======

   The accompanying notes are an integral part of these financial statements.

                             BLUE RHINO CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED OCTOBER 31, 2000 AND 1999
                                 (IN THOUSANDS)

                                                                  THREE MONTHS
                                                                      ENDED
                                                                   OCTOBER 31,
                                                              ---------------------
                                                                2000        1999
                                                              ---------   ---------
                                                                   (UNAUDITED)
Cash flows from operating activities:
  Net income (loss).........................................  $    (184)  $     340
  Adjustments to reconcile net income (loss) to net cash
     (used in) provided by operating activities:
     Depreciation and amortization..........................      1,637         917
     Loss on disposal of assets.............................         --           3
     Loss on investee.......................................        570          --
     Expense related to distributor stock option plan.......         45          77
     Accretion of interest and discount on debt.............         25          72
     Changes in operating assets and liabilities, net of
      business acquisitions:
       Accounts receivable..................................      2,605       3,002
       Inventories..........................................        191         (55)
       Other current assets.................................     (1,300)        100
       Accounts payable and accrued liabilities.............     (8,420)     (1,187)
                                                              ---------   ---------
          Net cash (used in) provided by operating
            activities......................................     (4,831)      3,269
                                                              ---------   ---------
Cash flows from investing activities:
  Business acquisitions.....................................     (1,151)     (1,256)
  Purchases of property, plant and equipment................     (1,505)     (2,272)
  Net advances to joint venture.............................     (1,011)         --
  Purchases of cylinders held under operating leases, net...     (1,095)       (861)
  Collections on notes receivable...........................        237          20
                                                              ---------   ---------
          Net cash used in investing activities.............     (4,525)     (4,369)
                                                              ---------   ---------
Cash flows from financing activities:
  Proceeds from issuance of preferred stock, net of
     expenses...............................................      9,628          --
  Proceeds from issuance of common stock, net of expenses...         16       6,361
  Proceeds from notes payable to bank.......................     15,626      10,500
  Payments on notes payable to bank.........................    (14,807)    (15,090)
  Proceeds from issuance of convertible notes...............         --       7,000
  Payment on cylinder financing.............................         --      (7,000)
  Payments of debt issuance costs...........................         --        (435)
  Payments of long-term debt and capital lease
     obligations............................................       (425)       (368)
                                                              ---------   ---------
          Net cash provided by financing activities.........     10,038         968
                                                              ---------   ---------
Net increase (decrease) in cash and cash equivalents........        682        (132)
Cash and cash equivalents at beginning of period............      1,079         913
                                                              ---------   ---------
          Cash and cash equivalents at end of period........  $   1,761   $     781
                                                              =========   =========

   The accompanying notes are an integral part of these financial statements.

                             BLUE RHINO CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          OCTOBER 31, 2000 (UNAUDITED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1. BASIS OF PRESENTATION

     The condensed consolidated financial statements of Blue Rhino Corporation (the "Company") include the accounts of its wholly owned subsidiaries, Rhino Services, L.L.C., CPD Associates, Inc., USA Leasing, L.L.C., Uniflame Corporation ("Uniflame") and QuickShip, Inc. ("QuickShip"). All intercompany transactions and balances have been eliminated in consolidation.

     The accompanying unaudited interim condensed consolidated financial statements of the Company have been prepared by the Company in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of items of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three months ended October 31, 2000 are not necessarily indicative of the results that may be expected for the year ending July 31, 2001.

     The balance sheet at July 31, 2000 has been derived from the audited financial statements of the Company as of July 31, 2000 but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     These financial statements should be read in conjunction with the audited consolidated financial statements of Blue Rhino Corporation as of and for the year ended July 31, 2000.

2. ACCOUNTING CHANGE

     Effective August 1, 2000, Blue Rhino Corporation adopted Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income (OCI) and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

     The Company uses derivative instruments to manage exposures to interest rate risks. The Company's objectives for holding derivatives are to minimize the risks using the most effective methods to eliminate or reduce the impacts of these exposures. In July 2000, the Company entered into an interest rate swap agreement, as required under the Company's bank credit facility, with a notional amount of $10,000 as a hedge of the variable interest rate debt outstanding under the Company's credit facility. Under the swap agreement, which expires in July 2003, the Company pays a fixed rate of 7.36% and receives a rate equivalent to the one-month LIBOR. There was no material adjustment to interest expense during the first quarter ended October 31, 2000.

     The cumulative effect of adoption of SFAS 133 resulted in a reduction to OCI of $131. The net derivative loss recorded in OCI will be reclassified into earnings over the term of the underlying cash flow hedge expiring on July 31, 2003.

     For the three months ended October 31, 2000, the Company had a reduction in OCI of $96 in connection with its cash flow hedge. Hedge ineffectiveness, determined in accordance with SFAS 133, had no impact on earnings for the three months ended October 31, 2000.

                             BLUE RHINO CORPORATION

3. INVESTMENT IN JOINT VENTURE

     The Company has a 49% ownership interest in a joint venture, R4 Technical Center North Carolina, LLC ("R4 Tech"), established in April 2000 to operate and manage an automated propane bottling and cylinder refurbishing plant. R4 Tech began operations in May 2000 and is being accounted for under the equity method of accounting. The Company recognized its portion of the loss in the joint venture for the three months ended October 31, 2000 of $570. At October 31, 2000, the Company had advances outstanding of $2,003 to R4 Tech.

     For the three months ended October 31, 2000, R4 Tech had net sales of $1,611, a gross loss of $855 and a net loss of $1,164.

4. ACQUISITIONS/INTANGIBLE ASSETS

  ACQUISITION OF QUICKSHIP, INC.

     On October 26, 2000, the Company completed the acquisition of QuickShip, a retail shipping service company based in Lenexa, Kansas. QuickShip, a wholly owned subsidiary of the Company, offers its service at over 200 retail locations in 16 states. The aggregate purchase price, including certain acquisition costs, was approximately $9,803 of which approximately $972 was paid in cash and deferred payments, $86 in a five-year warrant to purchase 100,000 shares of common stock, $1,946 in liabilities assumed with the balance of $6,800 paid in the form of Series A Convertible Preferred Stock at $6.00 per share. This acquisition has been accounted for as a purchase. The purchase price was allocated based on an independent valuation as follows: approximately $2,396 to intangibles, approximately $7,238 to property, plant and equipment consisting primarily of software and the balance to other assets and liabilities.

     The following unaudited pro forma summary financial information assumes that the Company's acquisition of QuickShip had occurred on August 1, 1999. This pro forma information has been prepared for comparative purposes and does not purport to be indicative of what actually would have occurred had the acquisition been made on August 1, 1999, nor is it indicative of future results. See Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                                                FOR THE THREE
                                                                MONTHS ENDED
                                                                 OCTOBER 31,
                                                              -----------------
                                                               2000      1999
                                                              -------   -------
Total revenues..............................................  $33,865   $14,259
                                                              -------   -------
Net loss....................................................     (994)     (429)
                                                              -------   -------
Net loss available to common stockholders...................   (1,199)     (514)
                                                              -------   -------
Basic and diluted loss per common share.....................  $ (0.10)  $ (0.05)
                                                              =======   =======

                             BLUE RHINO CORPORATION

     Intangibles consist of the following at:

                                                              OCTOBER 31,   JULY 31,
                                                                 2000         2000
                                                              -----------   --------
                                                              (UNAUDITED)
Goodwill....................................................    $28,655     $26,302
Patents and trademarks......................................      1,404       1,399
Noncompete and workforce....................................      1,148         983
                                                                -------     -------
                                                                 31,207      28,684
Accumulated amortization....................................     (1,715)     (1,337)
                                                                -------     -------
                                                                $29,492     $27,347
                                                                =======     =======

     Amortization expense for the three months ended October 31, 2000 was approximately $378 versus approximately $154 for the three months ended October 31, 1999. Intangibles are being amortized over estimated useful lives ranging from 3 to 30 years.

5. LONG TERM DEBT

     In June 2000, the Company amended and increased its existing bank credit facility (the "Credit Facility"). The amended Credit Facility consists of three separate facilities -- a $38,000 revolving line of credit for general corporate purposes; a $7,000 term facility which was paid in full in October 2000, and a $10,000 seasonal line for general corporate purposes available from July through November 2000. The Company is currently negotiating an extension of the seasonal line with its bank. The Credit Facility requires the Company to meet certain covenants, including minimum net worth and cash flow requirements. The Company has received a waiver from its bank for its non-compliance with certain financial covenants as of and for the three months ended July 31, 2000, and the bank has agreed to reset the covenants based upon the Company's projections for fiscal 2001 and fiscal 2002. The Company is currently in discussions with its bank to reset the covenants. The Credit Facility is collateralized by a lien on substantially all of the Company's assets. The revolver and seasonal lines under the Credit Facility bear interest at a maximum rate of the London Interbank Offered Rate ("LIBOR") plus 2.75%, while the term loan bears interest at a maximum rate of LIBOR plus 3.10%. At October 31, 2000 the balance on the Credit Facility was approximately $45,093 and the interest rate on the revolver and seasonal line was 9.12%. The revolver expires in November 2001.

6. PREFERRED STOCK

     On September 7, 2000 (the "Closing Date") the Company completed a private placement of 1,716,667 shares of its Series A Convertible Preferred Stock to two institutional investors under common management and three individuals, including Billy D. Prim, the Company's Chairman, Chief Executive Officer and President, and Andrew J. Filipowski, the Company's Vice Chairman, for an aggregate purchase price of approximately $10,300. Mssrs. Prim and Filipowski invested $50 and $250 for 8,333 and 41,667 shares of Series A Convertible Preferred Stock, respectively. In addition, on October 26, 2000, the Company issued 1,133,333 shares of Series A Convertible Preferred Stock in connection with its acquisition of QuickShip (Note 4). The Series A Convertible Preferred Stock accrues a cumulative dividend on the 20th day of December, March, June, and September of each year based on an annual rate of 5% through the third anniversary of the Closing Date; 12% from the third anniversary of the Closing Date through the fourth anniversary of the Closing Date; and a 15% dividend thereafter. At the election of the Company, the dividend may be paid in cash, in shares of common stock, or a combination of cash and common stock. If the Company elects to pay the dividend in shares of common stock, such shares will be valued based on a 30-day trailing average ending three business days prior to the date the shares are authorized to be issued. As of October 31, 2000, the Company has accrued dividends on the outstanding shares of Series A Convertible Preferred Stock of approximately $128.

                             BLUE RHINO CORPORATION

     Each share of Series A Convertible Preferred Stock is convertible into common stock at the option of the holder at any time after the first anniversary of the Closing Date. If the market price of the common stock exceeds a prescribed threshold, the Series A Convertible Preferred Stock is convertible into common stock at the option of the Company at any time after the second anniversary of the Closing Date. Each share of Series A Convertible Preferred Stock is initially convertible into one share of common stock. In the event that the Company's earnings for the year ending July 31, 2001 do not meet a prescribed target, each share of Series A Convertible Preferred Stock may be convertible into up to 1.33 shares of common stock. The Series A Convertible Preferred Stock has a liquidation preference over the Company's common stock. The holders of the shares of Series A Convertible Preferred Stock have certain registration rights.

     Warrants to purchase 414,116 shares of the Company's common stock at exercise prices ranging between $8.48 and $13.00 per share contained anti-dilution provisions that were triggered as a result of the issuance of the 1,716,667 shares of Series A Convertible Preferred Stock at $6.00 per share. As a result, the exercise price of such warrants were reset at $6.00 and the number of shares of common stock for which those warrants are exercisable was proportionately increased, which may result in additional dilution for existing stockholders.

     In connection with the issuance of 1,716,667 shares of Series A Convertible Preferred Stock, the Company is to pay William Blair & Co. a placement fee of $500 in cash and issue a five-year warrant to purchase 16,667 shares of common stock at an exercise price of $6.00 per share.

7. EARNINGS (LOSS) PER SHARE

     The following table sets forth a reconciliation of the numerators and denominators in computing earnings (loss) per common share in accordance with Statement of Financial Accounting Standards No. 128 (in thousands, except per share amounts).

                                                                THREE MONTHS
                                                                   ENDED
                                                                OCTOBER 31,
                                                              ----------------
                                                               2000      1999
                                                              -------   ------
                                                                (UNAUDITED)
Basic and diluted earnings (loss) per share:
  Net income (loss).........................................  $  (184)  $  340
  Less: Preferred stock dividends...........................     (128)      --
                                                              -------   ------
Income (loss) applicable to common stockholders.............     (312)     340
  Weighted average common shares used in computing the
     earnings (loss) per common share (in thousands):
     Basic..................................................   10,293    8,242
                                                              -------   ------
     Diluted................................................   10,293    8,268
                                                              -------   ------
Basic and diluted earnings (loss) per common share..........  $ (0.03)  $ 0.04
                                                              =======   ======

The weighted average common shares outstanding include the effects of all shares, stock options and stock warrants where the effect of their inclusion would be dilutive. Options to purchase common stock and the assumed exercise of warrants for the three months ended October 31, 2000 have been excluded from the computation of diluted loss per common share as they were anti-dilutive.

8. SEGMENT INFORMATION

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," (SFAS 131) which the Company adopted in the fourth quarter of fiscal 2000. SFAS 131 establishes standards for public companies for the reporting of financial information from operating segments in annual and interim financial statements as well as establishes

                             BLUE RHINO CORPORATION
standards for related disclosures about products and services, geographic areas and major customers. Operating segments are defined in SFAS 131 as components of an enterprise about which separate financial information is available to the chief operating decision-maker for purposes of assessing performance and allocating resources. The adoption of SFAS 131 did not affect consolidated results of operations or financial position.

     The Company has two reportable segments: cylinder exchange and product sales and other. The cylinder exchange segment relates to cylinder exchange transactions and lease income from cylinders and cylinder displays. The product sales and other segment includes the activities required to sell patio heaters, grills, fireplace accessories and garden products, which are managed and operated through Uniflame. In addition, the financial information for QuickShip, Inc., a retail shipping services company, is included within the product sales and other segment, as it is not currently material on a stand alone basis (Note
4).

     The Company evaluates the performance of, and allocates resources to, each business segment based on several factors. The primary financial measure is such business segment's operating income, defined as earnings before interest, taxes, depreciation and amortization (EBITDA).

     The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and operational strategies. The majority of the product sales business was acquired in the Uniflame acquisition, and Uniflame's management at the time of the acquisition was retained.

     The following is the Company's selected segment information for the quarters ended October 31, 2000, and October 31, 1999:

                                                                 QUARTER ENDED
                                                                  OCTOBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Net revenues:
  Cylinder exchange.........................................  $ 16,961   $ 13,953
  Products sales and other..................................    16,860        255
                                                              --------   --------
                                                              $ 33,821   $ 14,208
                                                              ========   ========
Segment EBITDA:
  Cylinder exchange.........................................  $    662   $  1,535
  Products sales and other..................................     2,592        100
                                                              --------   --------
                                                              $  3,254   $  1,635
                                                              ========   ========
Total assets:
  Cylinder exchange.........................................  $ 80,636   $108,065
  Products sales and other..................................    37,909        110
                                                              --------   --------
                                                              $118,545   $108,175
                                                              ========   ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     CERTAIN STATEMENTS IN THIS SECTION AND ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q ARE FORWARD-LOOKING IN NATURE AND RELATE TO TRENDS AND FUTURE EVENTS THAT MAY AFFECT THE COMPANY'S FUTURE FINANCIAL POSITION AND OPERATING RESULTS INCLUDING, IN PARTICULAR, THE COMPANY'S ABILITY TO PLACE BLUE RHINO CYLINDER EXCHANGE AT ADDITIONAL RETAIL LOCATIONS, THE COMPANY'S ABILITY TO INTEGRATE ACQUISITIONS AND TO LAUNCH NEW PRODUCTS AND SERVICES SUCCESSFULLY. SUCH STATEMENTS ARE MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THE TERMS "EXPECT," "ANTICIPATE," "BELIEVE," "INTEND," "ESTIMATE" AND "PROJECT" AND SIMILAR WORDS OR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS SPEAK ONLY AS OF THE DATE OF THIS REPORT. THE STATEMENTS ARE BASED ON CURRENT EXPECTATIONS, ARE INHERENTLY UNCERTAIN, ARE SUBJECT TO RISKS, AND SHOULD BE VIEWED WITH CAUTION. ACTUAL RESULTS AND EXPERIENCE MAY DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS AS A RESULT OF MANY FACTORS INCLUDING THOSE DETAILED IN THE COMPANY'S REGISTRATION STATEMENT ON FORM S-3 DATED SEPTEMBER 25, 2000 AND OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. IT IS NOT POSSIBLE TO FORESEE OR IDENTIFY ALL SUCH FACTORS. THE COMPANY MAKES NO COMMITMENT TO UPDATE ANY FORWARD-LOOKING STATEMENT OR TO DISCLOSE ANY FACTS, EVENTS, OR CIRCUMSTANCES AFTER THE DATE HEREOF THAT MAY AFFECT THE ACCURACY OF ANY FORWARD-LOOKING STATEMENT.

OVERVIEW

     The following discussion and analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and related notes of Blue Rhino Corporation and its wholly owned subsidiaries, Rhino Services, L.L.C., CPD Associates, Inc., USA Leasing, L.L.C., Uniflame Corporation and QuickShip, Inc. (collectively, "Blue Rhino," "us," "we," or "our"), and with our audited consolidated financial statements as of and for the fiscal year ended July 31, 2000, on file with the Securities and Exchange Commission. The results of operations for the three months ended October 31, 2000 are not necessarily indicative of results that may be expected for the fiscal year ending July 31, 2001 or any other period, in part due to the seasonality of our business.

     Blue Rhino was founded in March 1994 and has become a leading national provider of branded products and services to retailers including gas grill cylinder exchange, with Blue Rhino cylinder displays at more than 26,000 retail locations in 46 states and Puerto Rico. Cylinder exchange provides consumers with a convenient means to exchange empty grill cylinders for clean, safe, precision-filled cylinders. We offer our cylinder exchange at many major home improvement centers, mass merchants, hardware, grocery and convenience stores, including Home Depot, Lowe's, WalQMart, Sears, Kmart, Kroger, Food Lion, Winn-Dixie, SuperAmerica, Circle K and ExxonMobil. We dedicate our efforts and capital to brand development, value-added marketing, customer service, cylinders, displays, account growth, distributor development and management information systems while our 48 independent distributors make the investments in the vehicles and refilling and refurbishing equipment necessary to operate cylinder exchange businesses. We are continually adding locations, concluding the first quarter of fiscal 2001 with approximately 26,000 locations, a net increase of 6,000 locations over October 31, 1999. The number of retail locations we report in any period is net of any retail locations at which we have discontinued our cylinder exchange service, whether due to closings, relocations, performance, competitive, regulatory or other factors.

     We have strategically expanded our business in the past year to diversify our revenue stream, balance our seasonality and promote additional products that use our base grill cylinder exchange service. Our acquisitions of Uniflame, Inc. (Uniflame), International Propane Products, LLC (IPP) and Bison Valve, LLC (Bison Valve) have allowed us to expand our offerings to include an array of products including barbecue grills, patio heaters, a proprietary overfill prevention device (OPD), fireplace accessories and garden products that are sold primarily through home centers, mass merchants and hearth stores throughout the United States. In these acquisitions, we also acquired proprietary technology, designs, patents and human capital to complement our expertise in marketing, sales, and coordination with manufacturers and distributors. Our products division is separately managed by Uniflame's management team, which has extensive experience in the design and import of consumer products sold through mass retailers. Additionally, we have recently introduced a retail shipping service following our acquisition of QuickShip, Inc. (QuickShip). QuickShip provides consumers with a convenient, full-service, in-store postal and parcel shipping depot and provides retailers with a new revenue source.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED OCTOBER 31, 2000 WITH THE THREE MONTHS ENDED OCTOBER 31, 1999

     Net revenues. Net revenues increased 138% to approximately $33.8 million for the three months ended October 31, 2000 from approximately $14.2 million for the three months ended October 31, 1999. Net revenues consisted of approximately $15.7 million from cylinder transactions, $16.8 million from product sales and $1.3 million from lease and other income. Product sales, which are managed by our wholly owned subsidiary, Uniflame, consist of patio heaters, fireplace accessories, barbecue grills and garden products. Lease and other income relates primarily to cylinders and cylinder displays leased to our distributors. The increase in net revenues was due primarily to the addition of the Uniflame product line in April 2000 and the growth in cylinder exchange. Uniflame's product revenues increased approximately 66% over the same period in their prior year. In addition, revenues from the sale of patio heaters increased to approximately $4.2 million for the three months ended October 31, 2000 from approximately $255,000 for the same period in the prior year. Cylinder exchange revenues increased approximately 22% over the same period in the prior year due primarily to an approximately 15% increase in same store cylinder transactions, an approximately 30% increase in the number of cylinder exchange locations to approximately 26,000 as of October 31, 2000 and an approximately 30% increase in the number of cylinders transacted to approximately 1.3 million units for the three months ended October 31, 2000. Cylinder exchange revenues per unit for the period, however, decreased as compared to the same period in the prior year, primarily because a greater percentage of cylinder transactions represented exchanges, which have a lower price per unit as opposed to upgrades or sales.

     Gross margin. Our overall gross margin decreased to 23.8% in the first quarter of fiscal 2001 from 28.8% in the first quarter of fiscal 2000. This decrease was due to the continued impact of our voluntary payments made to our distributors to partially offset unusually high wholesale-propane costs and due to the growth of product sales, which carry lower gross margins than does cylinder exchange, as a percentage of our revenues. We expect to continue to supplement our distributors during this unusually high wholesale-propane price period. However, we are currently implementing a price increase to our cylinder exchange customers, which we expect to return our cylinder exchange margins to more customary levels before the 2001 grilling season. We anticipate that the price increases will be fully implemented by January 2001.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased 96.3% to approximately $4.8 million for the three months ended October 31, 2000 from approximately $2.4 million for the three months ended October 31, 1999, but decreased as a percentage of net revenues to 14.2% for the three months ended October 31, 2000 from 17.2% for the three months ended October 31, 1999. The increase in selling, general and administrative expenses was due primarily to increased personnel and administrative costs incurred both as a result of our acquisition of Uniflame in April 2000 and to support the growth in the cylinder exchange business. The decrease in selling, general and administrative expenses as a percentage of net revenues was due primarily to the fact that a significant portion of such expenses are fixed and, as a result, increased at a slower rate than net revenues.

     Depreciation and amortization. Depreciation and amortization increased to approximately $1.6 million for the first quarter of fiscal 2001 from approximately $917,000 for the first quarter of fiscal 2000. Depreciation expense increased by $497,000 to approximately $1.3 million for the first quarter of fiscal 2001 from approximately $763,000 for the first quarter of fiscal 2000, primarily due to the increase in the number of cylinder displays and cylinders that we purchase on an ongoing basis to support the growth in our installed base of retail locations and, to a lesser extent, our purchase of computer technology. Amortization expense increased by $224,000 to approximately $378,000 in the first quarter of fiscal 2001 from approximately $154,000 in the first quarter of fiscal 2000, primarily due to the increased amortization of intangibles associated with our acquisitions of Bison Valve, in September 1999 and Uniflame and IPP in April 2000 as well as our purchases of retail propane cylinder exchange locations. We currently expect that our acquisition of

QuickShip will cause an increase in depreciation expense in future periods because its assets have an estimated five-year life expectancy, which is shorter than our existing asset base.

     Interest expense. Interest expense increased to approximately $1.2 million in the first quarter of fiscal 2001 from approximately $378,000 in the first quarter of fiscal 2000. The increase in interest expense resulted primarily from the additional borrowings outstanding under our credit facility, which we used primarily for acquisitions, to purchase growth assets such as cylinders and cylinder displays that we lease to our distributors, to fund operations and our investment in and advances to R4 Technical Center -- North Carolina, L.L.C. ("R4 Tech"), our jointly owned automated propane bottling and cylinder refurbishing plant located in Hamptonville, North Carolina. Our interest expense in the first quarter of fiscal 2000 resulted primarily from debt related to purchases of cylinders and displays leased to distributors, capital expenditures, including construction in progress on R4 Tech, and business acquisitions.

     Loss on investee. Loss on investee of approximately $570,000 in the first quarter of fiscal 2001 represents our share of the loss on our 49% ownership interest in R4 Tech. We expect this venture to continue to experience losses, which we believe are typical in a start-up manufacturing operation, until volumes increase. We currently believe that volumes will increase during the summer of 2001, though we cannot, however, predict with certainty when this will occur, if ever. R4 Tech is subject to significant seasonal fluctuations in revenues and net income (loss), and its revenues are expected to be the highest in our third and fourth fiscal quarters, which include the majority of the grilling season, and lowest in our first and second fiscal quarters, which include the winter months.

     Other, net. Other, net increased to $20,000 in the first quarter of fiscal 2001 from $0 in the first quarter of fiscal 2000. The expense in the first quarter of fiscal 2001 resulted primarily from asset disposals, which were partially offset by interest income on notes receivable.

LIQUIDITY AND CAPITAL RESOURCES

     Our primary sources of funds have been the issuance of stock, most recently through private stock offerings in September and October 2000, and the incurrence of debt. We had positive working capital of approximately $9.5 million as of October 31, 2000, which is primarily the result of proceeds from the private stock offerings.

     Net cash used in operations was approximately $4.8 million for the three months ended October 31, 2000, while cash provided by operations was approximately $3.3 million for the three months ended October 31, 1999. This increase in cash used in operations resulted primarily from greater seasonal working capital needs for product sales, which generally require immediate payments to overseas vendors upon shipment, usually through letters of credit. As a result, working capital decreased approximately $6.9 million in the quarter. Cash generated from operating activities, excluding changes in working capital, increased approximately 49% to approximately $2.1 million for the quarter ended October 31, 2000 from approximately $1.4 million for the first quarter of fiscal 2000 primarily as a result of the increased product revenues and cylinder transactions described above.

     Net cash used in investing activities was approximately $4.5 million for the three months ended October 31, 2000 and $4.4 million for the three months ended October 31, 1999. The primary components of cash used in investing activities in both periods included acquisitions, purchases of cylinders leased to our distributors and investments in property, plant and equipment. For the three months ended October 31, 2000, cash used in investing activities also included our net advances to R4 Tech.

     Net cash provided by financing activities was approximately $10.0 million for the three months ended October 31, 2000 and approximately $968,000 for the three months ended October 31, 1999. Cash provided by financing activities for the three months ended October 31, 2000 included net proceeds of approximately $9.6 million from a preferred stock private placement and approximately $819,000 of net borrowings from our credit facility. Cash provided by financing activities for the three months ended October 31, 1999 included net proceeds of approximately $6.4 million from a common stock and warrant private placement and $7.0 million from a convertible notes and warrants private placement. In both periods, the cash used in financing activities included payments on various notes payable and capital lease obligations.

     On April 28, 2000, we entered into a joint venture agreement to operate and manage R4 Tech, which began operations in May 2000. We received a 49% ownership interest in the joint venture in exchange for our net contribution of approximately $3.4 million, which we accounted for using the equity method of accounting. We recognized our portion of the loss in the joint venture, approximately $570,000, for the three months ended October 31, 2000. At October 31, 2000, we had advances outstanding of approximately $2.0 million to R4 Tech. We anticipate providing additional advances to R4 Tech as needed until it obtains its own financing, which we currently expect to occur by March 31, 2001.

     In June 2000, we amended and increased our existing bank credit facility (the "Credit Facility"). The amended Credit Facility consists of three separate facilities: a $38.0 million revolving line of credit for general corporate purposes; a $7.0 million term facility which was paid in full in October 2000, and a $10.0 million seasonal line for general corporate purposes available from July through November 2000. We are currently negotiating an extension of the seasonal line with our bank. The Credit Facility requires us to meet certain covenants, including minimum net worth and cash flow requirements. We have received a waiver from the bank for non-compliance with certain financial covenants as of and for the three months ended July 31, 2000, and the bank has agreed to reset the covenants based upon our projections for fiscal 2001 and fiscal 2002. We are currently in discussions with the bank to reset the covenants. The Credit Facility is collateralized by a lien on substantially all of our assets. The revolver and seasonal lines under the Credit Facility bear interest at a maximum rate of the London Interbank Offered Rate ("LIBOR") plus 2.75%, while the term loan bears interest at a maximum rate of LIBOR plus 3.10%. At October 31, 2000 the interest rate on the revolver and seasonal lines was 9.12%. The revolver expires in November 2001. At October 31, 2000, the balance on the Credit Facility was approximately $45.1 million.

     On September 7, 2000 we completed a private placement of 1,716,667 shares of our Series A Convertible Preferred Stock to two institutional investors under common management and three individuals, including Billy D. Prim, our Chairman, Chief Executive Officer and President, and Andrew J. Filipowski, our Vice Chairman, for an aggregate purchase price of approximately $10.3 million. Mssrs. Prim and Filipowski invested $50,000 and $250,000 for 8,333 and 41,667 shares of Series A Convertible Preferred Stock, respectively. We used the aggregate net proceeds of approximately $9.6 million to repay $7.0 million of our term debt and for general working capital. In connection with this issuance of the Series A Convertible Preferred Stock we have agreed to pay William Blair & Co. a placement fee of $500,000 in cash and issue a five-year warrant to purchase 16,667 shares of common stock with an exercise price of $6.00 per share.

     The Series A Convertible Preferred Stock accrues a cumulative dividend on the 20th day of December, March, June, and September of each year based on an annual rate of 5% through September 7, 2003; 12% from September 8, 2003 through September 7, 2004; and a 15% dividend thereafter. At our election, the dividend may be paid in cash, in common stock, or a combination of cash and common stock. If we elect to pay the dividend in shares of common stock, such shares will be valued based on a 30-day trailing average ending three business days prior to the date the shares are authorized to be issued. As of October 31, 2000, we have accrued dividends on the outstanding shares of Series A Convertible Preferred Stock of approximately $128.

     Each share of Series A Convertible Preferred Stock is convertible into common stock at the option of the holder at any time after September 7, 2001. If the market price of the common stock exceeds a prescribed threshold, the Series A Convertible Preferred Stock is convertible into common stock at our option at any time after September 7, 2002. Each share of Series A Convertible Preferred Stock is initially convertible into one share of common stock. In the event that our earnings for the year ending July 31, 2001 do not meet a prescribed target, each share of Series A Convertible Preferred Stock may be convertible into up to
1.33 shares of common stock. The Series A Convertible Preferred Stock has a liquidation preference over our common stock. The holders of the shares of Series A Convertible Preferred Stock have certain registration rights.

     On October 26, 2000, we completed the acquisition of QuickShip, Inc., a retail shipping service company based in Lenexa, Kansas. QuickShip, our wholly owned subsidiary, provides consumers with a convenient, full-service, in-store postal and parcel shipping depot and provides retailers with an additional revenue source. The aggregate purchase price, including certain acquisition costs, was approximately $9.8 million of which approximately $1.0 million was paid in cash and deferred payments, $86,000 in a five-year warrant to purchase 100,000 shares of common stock with an exercise price of $6.00 per share, $2.0 million in liabilities assumed, with the balance of $6.8 million paid in the form of Series A Convertible Preferred Stock at $6.00 per share. Currently, QuickShip offers its service at over 200 retail locations in 16 states, and we intend to expand the number of locations to include many of those currently offering Blue Rhino cylinder exchange and other products. Since its inception and prior to its acquisition by us, QuickShip had incurred significant costs to develop, design and market its retail shipping and related services and the proprietary technology necessary to provide these services. We believe that we acquired a technologically feasible service, that we intend to enhance internally and fully integrate with our existing systems. We estimate QuickShip to operate on a break-even earnings before interest, taxes, depreciation and amortization (EBITDA) basis and to be dilutive to earnings in fiscal 2001 as a result of the expected depreciation and amortization expense. For fiscal 2002, we currently project QuickShip to be accretive to EBITDA and earnings.

     We anticipate that our total capital expenditures for fiscal 2001, excluding acquisitions, will be approximately $10.0 million primarily for cylinders, cylinder displays and computer technology. Our capital expenditure and working capital requirements may change, however, depending on the rate of our expansion, our operating results and adjustments in our operating plan that we determine to be necessary to respond to competition, acquisition opportunities or unexpected events. We currently project that our existing borrowing capacity under the Credit Facility, together with the remaining proceeds from the preferred stock offerings and cash provided by operations, will be sufficient to meet our working capital requirements through fiscal 2001. However, there can be no assurance that we will not seek or require additional capital in the future as a result of expansion or otherwise, or that such additional capital will be available on terms that are not dilutive to our current stockholders.

SEASONALITY

     We have experienced and expect to continue to experience significant seasonal fluctuations in our revenues and net income (loss). Historically, our revenues have been highest in our third and fourth fiscal quarters, which include the majority of the grilling season, and lowest in our first and second fiscal quarters, which include the winter months. We expect that, with our acquisition of Uniflame, we will experience increased revenues during our first quarter, which includes the months in which Uniflame historically has shipped the majority of its products. Sustained periods of poor weather, particularly in the spring and summer seasons, can negatively impact our revenues. Our rate of establishing new retail locations and expenses incurred in anticipation of increased sales also cause quarterly fluctuations in our results of operations. Accordingly, the results of operations in any quarter will not necessarily be indicative of the results that we may achieve for a full fiscal year or any future quarter.

INFLATION

     We do not believe that inflation has had a material adverse effect on our revenues, cost of sales or our results of operations. There can be no assurance that our business will not be affected by inflation in the future.

PRICE OF PROPANE

     As a result of the recent and dramatic increase in fuel prices, the costs of propane and diesel fuel are currently at unusually high levels. If fuel costs remain inflated for an extended period, our gross margins and results of operations could be negatively affected due to additional costs that may not be fully recovered through an increase in our price to our cylinder exchange customers.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risk related to changes in interest rates on our borrowings under our bank credit facility. This facility bears interest based on LIBOR. The facility is collateralized by cylinders held under operating leases with our independent distributors. The operating leases currently yield 1% of the cylinder value monthly (approximately 12% annually) and continue until either party terminates upon 60 days written notice to the other party. Upon any significant increase in LIBOR, we would attempt to renegotiate the operating leases with our independent distributors mitigating the interest rate exposure on the majority of the notes payable to the bank. However, there can be no assurance that we will be successful in such renegotiations or that we will be able to mitigate any or all of the interest rate risk. We use derivative financial instruments to manage exposure to fluctuations in interest rates on our variable rate debt. A swap agreement is a contract to exchange floating rate for fixed interest payments periodically over the life of the agreement without the exchange of the underlying notional amount. In fiscal 2000, we entered into an interest rate swap agreement with a notional amount of $10 million as a hedge of our variable interest rate debt. Under the swap agreement, which expires on July 2003, we pay a fixed rate of 7.36% and receive a rate equivalent to the one-month LIBOR. We invest our cash and cash equivalents and investments in investment grade, highly liquid investments consisting of money market instruments, bank certificates of deposit and overnight investments in commercial paper. All of our transactions are conducted and accounts are denominated in U.S. dollars and as such we do not currently have exposure to foreign currency risk.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On December 2, 1999, we filed a complaint against PricewaterhouseCoopers LLP in the Superior Court of Forsyth County, North Carolina alleging negligence, breach of fiduciary duty, breach of contract, defamation and unfair and deceptive trade practices. On November 14, 2000, we dismissed this suit without prejudice.

     We are not presently involved in any material litigation nor, to our knowledge, is any material litigation threatened against us or our subsidiaries. We are involved in routine litigation arising in the ordinary course of business and which is expected to be covered by insurance.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     On September 7, 2000, we completed the private placement of 1,716,667 shares of our Series A Convertible Preferred Stock to two institutional investors under common management and three individuals, including Billy D. Prim, our Chairman, Chief Executive Officer and President, and Andrew J. Filipowski, our Vice Chairman, for an aggregate purchase price of $10.3 million. We sold the shares in reliance on the exemption from registration provided by Rule 506 promulgated under Section 4(2) of the Securities Act of 1933, as amended, based on the nature of the purchasers and the nature of the arms'-length, negotiated transaction. The shares of Series A Convertible Preferred Stock accrue a 5% cumulative annual dividend through September 7, 2003, a 12% annual dividend from September 8, 2003 through September 7, 2004 and a 15% dividend thereafter, which dividend is payable in cash or in shares of common stock valued based on a 30-day trailing average ending three business days prior to the date the shares are authorized to be issued. The shares of Series A Convertible Preferred Stock are convertible into shares of common stock at the option of the holder at any time after September 7, 2001 and, if the market price of the common stock over a prescribed pricing period is at least 160% of the then existing conversion price, at our option at any time after September 7, 2002. The conversion price is initially $6.00, but if we do not meet a prescribed earnings target for our fiscal year ending July 31, 2001, the conversion price will be deemed to have initially been the greatest of: (i) $4.50; (ii) book value per share of the common stock as of September 7, 2000 as determined in good faith by us or (iii) the closing bid price per share of the common stock on September 7, 2000. In addition, the conversion price is subject to adjustment for organic changes and for certain issuances for consideration per share below the then-existing conversion price. The holders of the shares of Series A Convertible Preferred Stock have certain registration rights. In connection with this issuance of Series A Convertible Preferred Stock, we have agreed, in addition to certain cash consideration, to issue to William Blair & Co. a five-year warrant to purchase 16,667 shares of common stock with an exercise price of $6.00 per share.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES: NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS: NONE

ITEM 5.  OTHER INFORMATION: NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

     (a) Exhibit:

                                    EXHIBITS

EXHIBIT
NUMBER                            DESCRIPTION OF EXHIBIT
-------                           ----------------------
   2.1     --  Agreement and Plan of Reorganization dated October 25, 2000 by and among the Company, QuickShip Acquisition Corp.,
               QuickShip, Inc., Thomas E. Brandtonies, Gold Banc
               Corporation, Inc. and Gold Bank, incorporated by reference to Exhibit 2.1 of the Company's Annual Report on Form 10-K
               for the year ended July 31, 2000.
   3.1     --  Second Amended and Restated Certificate of Incorporation of
               the Company, as amended, incorporated by reference to
               Exhibit 3.1 of the Company's Annual Report on Form 10-K for
               the year ended July 31, 2000.
   3.2     --  Amended and Restated Bylaws of the Company, incorporated by
               Reference to Exhibit 3.2 to the Company's Registration
               Statement on Form S-1 dated May 18, 1998.
   4.1     --  Form of Certificate of Series A Convertible Preferred Stock
               of the Company, incorporated by reference to Exhibit 4.1(b)
               of the Company's Annual Report on Form 10-K for the year
               ended July 31, 2000.
   4.2     --  Certificate of Designation, Rights and Preferences of Series
               A Convertible Preferred Stock dated September 7, 2000,
               incorporated by reference to Exhibit 4.10 to the Company's
               Registration Statement on Form S-3 dated September 25, 2000.
   4.3     --  Certificate of Designation, Number of Authorized Shares of
               Series A Convertible Preferred Stock dated October 25, 2000, incorporated by reference to Exhibit 4.11 of the Company's
               Annual Report on Form 10-K for the year ended July 31, 2000.

EXHIBIT
NUMBER                            DESCRIPTION OF EXHIBIT
-------                           ----------------------
   4.4     --  Amended and Restated Registration Rights Agreement dated
               October 25, 2000 among the Company, the investors listed
               therein and the former stockholders of QuickShip, Inc.,
               incorporated by reference to Exhibit 4.12 of the Company's
               Annual Report on Form 10-K for the year ended July 31, 2000.
  10.1     --  Continuing and Unconditional Guaranty Agreement between
               QuickShip, Inc. and Bank of America, N.A. dated October 26,
               2000, incorporated by reference to Exhibit 10.1(k) of the
               Company's Annual Report on Form 10-K for the year ended July
               31, 2000.
  27.1     --  Financial Data Schedule (for SEC use only)

     (b) Reports on Form 8-K:

     We filed a Current Report on Form 8-K on September 8, 2000, to report under
Item 5 our private placement of Series A Convertible Preferred Stock.

     We filed a Current Report on Form 8-K on September 28, 2000, to report under Item 5 our results as of and for the fourth quarter and fiscal year ended July 31, 2000.

     We filed a Current Report on Form 8-K on November 13, 2000, to report under
Item 2 our acquisition of QuickShip, Inc.

                                   SIGNATURES

     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                          BLUE RHINO CORPORATION

                                          By:       /s/ BILLY D. PRIM
                                            ------------------------------------
                                                       Billy D. Prim
                                               Chairman, President and Chief
                                                      Executive Officer
Date: December 15, 2000

                                          By:      /s/ MARK CASTANEDA
                                            ------------------------------------
                                                       Mark Castaneda
                                                  Chief Financial Officer
Date: December 15, 2000