Form 10-Q
period 2001-01-31
BLUE RHINO CORP
filed 2001-03-19
CIK 1034379

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            -------------------------

                                    FORM 10-Q

[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2001

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



        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


         Yes [X]             No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                         Outstanding at February 28, 2001
--------------------------------------         --------------------------------
Common stock, par value $.001 per share                9,234,575 Shares

                             BLUE RHINO CORPORATION

                                      INDEX

                          PART I: FINANCIAL INFORMATION




Item 1:              Financial Statements (unaudited):

                       Condensed consolidated balance
                       sheets as of January 31, 2001 and
                       July 31, 2000.

                       Condensed consolidated statements of
                       operations for the three and six
                       month periods ended January 31, 2001
                       and 2000.

                       Condensed consolidated statements of
                       cash flows for the six month periods
                       ended January 31, 2001 and 2000.

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


SIGNATURES

                                     PART I

                              FINANCIAL INFORMATION


ITEM 1:  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                             BLUE RHINO CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    AS OF JANUARY 31, 2001 AND JULY 31, 2000
                                 (IN THOUSANDS)

                                                                                                      JANUARY 31,       JULY 31,
                                                                                                         2001             2000
                                                                                                       ---------        ---------
                                       ASSETS                                                         (unaudited)
Current assets:
        Cash and cash equivalents                                                                      $   4,996        $   1,079
        Accounts receivable, net                                                                          11,368           19,254
        Inventories                                                                                        3,624            5,415
        Prepaid expenses and other current assets                                                          6,966            3,746
                                                                                                       ---------        ---------
                 Total current assets                                                                     26,954           29,494

Cylinders leased under operating lease agreements, net                                                    27,959           27,277
Property, plant, and equipment, net                                                                       27,766           20,332
Intangibles, net                                                                                          28,990           27,347
Investment in joint venture                                                                                1,730            3,027
Other assets                                                                                                 725              698
                                                                                                       ---------        ---------
                 Total assets                                                                          $ 114,124        $ 108,175
                                                                                                       =========        =========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
        Accounts payable                                                                               $   7,040        $  16,565
        Current portion of long-term debt and capital lease obligations                                    1,823            1,786
        Accrued liabilities                                                                                2,175            1,476
                                                                                                       ---------        ---------
                 Current liabilities exclusive of credit facility                                         11,038           19,827
        Credit facility                                                                                   45,500            4,000
                                                                                                       ---------        ---------
                 Total current liabilities                                                                56,538           23,827
Long-term debt and capital lease obligations, less current maturities                                      2,203           42,396
                                                                                                       ---------        ---------
                 Total liabilities                                                                        58,741           66,223

Stockholders' equity:
        Common stock, $0.001 par value; 100,000,000 shares authorized, 9,234,575 and 9,221,703                 9                9
           shares issued and outstanding at January 31, 2001 and July 31, 2000, respectively
        Preferred stock, $0.001 par value; 20,000,000 shares authorized, 2,850,000 and no shares               3               --
            issued and outstanding at January 31, 2001 and July 31, 2000, respectively
        Capital in excess of par                                                                          78,602           62,010
        Other stockholders' equity                                                                       (23,231)         (20,067)
                                                                                                       ---------        ---------
                 Total stockholders' equity                                                               55,383           41,952
                                                                                                       ---------        ---------

                 Total liabilities and stockholders' equity                                            $ 114,124        $ 108,175
                                                                                                       =========        =========


              The accompanying notes are an integral part of these
                             financial statements.

                             BLUE RHINO CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2001 AND 2000
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                       JANUARY 31,                    JANUARY 31,
                                                                ------------------------       ------------------------
                                                                  2001            2000           2001            2000
                                                                --------        --------       --------        --------
                                                                      (Unaudited)                     (Unaudited)

Net revenues                                                    $ 31,668        $ 15,214       $ 65,489        $ 29,422


Operating costs and expenses:
   Cost of sales                                                  25,606          10,907         51,363          21,030
   Selling, general, and administrative                            4,578           2,596          9,388           5,046
   Depreciation and amortization                                   2,177             976          3,814           1,893
                                                                --------        --------       --------        --------
     Total operating costs and expenses                           32,361          14,479         64,565          27,969
                                                                --------        --------       --------        --------
     Income (loss) from operations                                  (693)            735            924           1,453

Other expenses (income):
   Interest expense                                                1,105             374          2,314             752
   Other, net                                                        (93)              9            (73)              9
                                                                --------        --------       --------        --------
        Income (loss) before other non-operating expenses         (1,705)            352         (1,317)            692

Other non-operating expenses:
    Loss on investee                                                 727              --          1,297              --
                                                                --------        --------       --------        --------
          Income (loss) before income taxes                       (2,432)            352         (2,614)            692

Income taxes                                                          33              --             35              --
                                                                --------        --------       --------        --------
          Net income (loss)                                     $ (2,465)       $    352       $ (2,649)       $    692
Preferred dividends                                                  214              --            342              --
                                                                --------        --------       --------        --------
        Income (loss) available to common stockholders          $ (2,679)       $    352       $ (2,991)       $    692
                                                                ========        ========       ========        ========


Basic and diluted earnings (loss) per common share              $  (0.22)       $   0.04       $  (0.27)       $   0.08
                                                                ========        ========       ========        ========

Shares used in per share calculations:
   Basic                                                          12,079           8,648         11,186           8,445
                                                                ========        ========       ========        ========

   Diluted                                                        12,079           8,795         11,186           8,510
                                                                ========        ========       ========        ========

              The accompanying notes are an integral part of these
                             financial statements.

                             BLUE RHINO CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JANUARY 31, 2001 AND 2000
                                 (IN THOUSANDS)


                                                                                                     SIX MONTHS ENDED
                                                                                                        JANUARY 31,
                                                                                                 ------------------------
                                                                                                   2001            2000
                                                                                                 --------        --------
                                                                                                       (unaudited)
Cash flows from operating activities:
       Net income (loss)                                                                         $ (2,649)       $    692
       Adjustments to reconcile net income (loss) to net cash provided by operating activities:
                Depreciation and amortization                                                       3,814           1,893
                Loss on investee                                                                    1,297              --
                Other non-cash expenses                                                               146             406
                Changes in operating assets and liabilities, net of business acquisitions:
                       Accounts receivable                                                          7,862           1,886
                       Inventories                                                                  1,668            (329)
                       Other current assets                                                        (1,873)           (162)
                       Accounts payable and accrued liabilities                                   (10,053)            115
                                                                                                 --------        --------

                           Net cash provided by operating activities                                  212           4,501
                                                                                                 --------        --------

Cash flows from investing activities:
       Business acquisitions                                                                       (1,279)         (2,476)
       Purchases of property, plant, and equipment                                                 (2,459)         (4,968)
       Net advances to joint venture                                                               (1,609)             --
       Purchases of cylinders held under operating leases, net                                     (1,107)         (2,469)
       Collections on notes receivable                                                                350              38
                                                                                                 --------        --------

                           Net cash used in investing activities                                   (6,104)         (9,875)
                                                                                                 --------        --------

Cash flows from financing activities:
       Proceeds from issuance of equity, net of expenses                                            9,617           6,362
       Proceeds from notes payable to bank                                                         20,586          19,750
       Payments on notes payable to bank                                                          (19,361)        (20,090)
       Proceeds from issuance of convertible notes                                                     --           7,000
       Payment on cylinder financing                                                                   --          (7,000)
       Payments of debt issuance costs                                                                 --            (490)
       Payments on long-term debt and capital lease obligations                                    (1,033)           (787)
                                                                                                 --------        --------

                           Net cash provided by financing activities                                9,809           4,745
                                                                                                 --------        --------

Net increase (decrease) in cash and cash equivalents                                                3,917            (629)
Cash and cash equivalents at beginning of period                                                    1,079             913
                                                                                                 --------        --------

Cash and cash equivalents at end of period                                                       $  4,996        $    284
                                                                                                 ========        ========

              The accompanying notes are an integral part of these
                             financial statements.

                             BLUE RHINO CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          JANUARY 31, 2001 (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


1.  BASIS OF PRESENTATION

         The condensed consolidated financial statements of Blue Rhino Corporation (the "Company") include the accounts of its wholly owned subsidiaries: Rhino Services, L.L.C.; CPD Associates, Inc.; USA Leasing, L.L.C.; Uniflame Corporation ("Uniflame") and QuickShip, Inc. ("QuickShip"). All intercompany transactions and balances have been eliminated in consolidation.

         The accompanying unaudited interim condensed consolidated financial statements of the Company have been prepared by the Company in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and, accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of items of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended January 31, 2001 are not necessarily indicative of the results that may be expected for the year ending July 31, 2001.

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

2.  DERIVATIVE INSTRUMENTS

         Effective August 1, 2000, the Company adopted Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income (OCI) and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

         The Company uses derivative instruments to manage exposure to interest rate risks. The Company's objectives for holding derivatives are to minimize the risks using the most effective methods to eliminate or reduce the impacts of this exposure. In July 2000, the Company entered into an interest rate swap agreement, as required under its bank credit facility, with a notional amount of $10,000 as a hedge of the variable interest rate debt outstanding under its credit facility. Under the swap agreement, which expires in July 2003, the Company pays a fixed rate of 7.36% and receives a rate equivalent to the one-month LIBOR. There was no material adjustment to interest expense during the three and six month periods ended January 31, 2001.

         The cumulative effect of the adoption of SFAS 133 resulted in a reduction to OCI of $131. The net derivative loss recorded in OCI will be reclassified into earnings over the term of the underlying cash flow hedge expiring on July 31, 2003.

         The Company had a reduction in OCI in connection with its cash flow hedge for the three and six months ended January 31, 2001 of $288 and $384, respectively. Hedge ineffectiveness, determined in accordance with SFAS 133, had no impact on earnings for the three or six month periods ended January 31, 2001.

         In February 2001, the interest rate on the bank credit facility was changed to a rate based on the prime rate. As a result, the interest rate risk being hedged is no longer based on the benchmark interest rate of LIBOR. This change may cause the interest rate swap to be considered an ineffective cash flow hedge. The ineffective portion of changes in the fair value of a cash flow hedge are recognized in earnings.

         Total comprehensive loss was ($2,753) and ($3,164) for the three and six months ended January 31, 2001, respectively.

3.  INVESTMENT IN JOINT VENTURE

         The Company has a 49% ownership interest in a joint venture, R4 Technical Center North Carolina, LLC ("R4 Tech"). R4 Tech was established in April 2000 to operate and manage an automated propane bottling and cylinder refurbishing plant. R4 Tech began operations in May 2000 and is being accounted for under the equity method of accounting. The Company recognized its portion of the loss in the joint venture for the three and six months ended January 31, 2001 of $727 and $1,297, respectively. At January 31, 2001, the Company had advances outstanding of $3,129 to R4 Tech.

         Summary financial information for R4 Tech for the three and six month periods ended January 31, 2001 is as follows:

                                              For the Three    For the Six
                                               Months Ended    Months Ended
                                               January 31,     January 31,
                                                   2001            2001
                                              -------------    ------------
         Net revenues.......................      $2,457          $4,068
         Gross profit.......................      (1,241)         (2,096)
         Net loss...........................      (1,485)         (2,649)


4.  ACQUISITIONS AND INTANGIBLE ASSETS

        On October 26, 2000, the Company completed the acquisition of QuickShip, a retail shipping service company based in Lenexa, Kansas. QuickShip, a wholly owned subsidiary of the Company, offers its service at over 200 retail locations in 29 states. The aggregate purchase price, including certain acquisition costs, was approximately $9,803 of which approximately $972 was paid in cash and deferred payments, $86 in a five-year warrant to purchase 100,000 shares of common stock, $1,946 in liabilities assumed with the balance of $6,800 paid in the form of Series A Convertible Preferred Stock at $6.00 per share. This acquisition has been accounted for as a purchase. The purchase price was allocated based on an independent valuation as follows: approximately $2,396 to intangibles, approximately $7,238 to property, plant, and equipment consisting primarily of software and the balance to other assets and liabilities.

        The following unaudited pro forma summary financial information assumes that the acquisition of QuickShip occurred on August 1, 1999. This pro forma information has been prepared for comparative purposes and does not purport to be indicative of what would have occurred had the acquisition actually occurred on August 1, 1999, nor is it indicative of future results. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."


                                                      For the Six Months Ended
                                                            January 31,
                                                      -------------------------

                                                          2001         2000
                                                          ----         ----

         Net revenues                                 $    65,533   $   29,543
                                                      ===========   ==========

         Net loss                                     $   (3,459)   $    (876)
                                                      ===========   =========

         Net loss available to common stockholders    $   (3,835)   $  (1,046)
                                                      ===========   =========

         Basic and diluted loss per common share      $    (0.33)   $   (0.11)
                                                      ===========   =========

         Intangibles consisted of the following at the dates indicated:

                                            January 31,  July 31,
                                               2001        2000
                                           -----------  ---------
                                            (Unaudited)
                Goodwill                   $    28,606  $  26,302
                Patents and trademarks           1,406      1,399
                Noncompete and workforce         1,194        983
                                           -----------  ---------
                                                31,206     28,684
                Accumulated amortization        (2,216)    (1,337)
                                           -----------   --------
                                           $    28,990  $  27,347
                                           ===========  =========

         Amortization expense for the three and six months ended January 31, 2001 was $501 and $879, respectively. Amortization expense for the three and six months ended January 31, 2000 was $172 and $325, respectively. Intangibles are being amortized over estimated useful lives ranging from 3 to 30 years.

5.  CREDIT FACILITY

         In June 2000, the Company amended and increased its existing bank credit facility (the "Credit Facility"). The amended Credit Facility consists of three separate facilities: a $38,000 revolving line of credit for general corporate purposes; a $7,000 term facility that was paid in full in October 2000; and a $10,000 seasonal line for general corporate purposes available from July through November 2000 (subsequently extended through May 2001). The Credit Facility requires the Company to meet certain covenants, including minimum net worth and cash flow requirements. At January 31, 2001, the balance on the Credit Facility was $45,500. The Credit Facility is collateralized by a lien on substantially all of the Company's assets.

         As of and for the three months ended January 31, 2001, the Company was not in compliance with certain financial covenants of the Credit Facility, which constituted an event of default. Pursuant to a forbearance agreement entered into in March 2001, the lender will forbear through April 30, 2001 from exercising any right arising from the existence of the acknowledged events of default, including but not limited to its right to accelerate the indebtedness under the Credit Facility. The forbearance agreement increased the interest rates on the Credit Facility from a maximum rate of LIBOR plus 2.75% to the prime rate plus 2.0% for the revolving line of credit and the prime rate plus 3.0% for the seasonal overline, the term of which has been extended to May 31, 2001. The Company intends to refinance the Credit Facility prior to the expiration of the its forbearance agreement on May 31, 2001. In the event that such efforts are unsuccessful, the Company would likely experience a material adverse impact on its financial condition, liquidity, and results of operations.

6.  PREFERRED STOCK

         On September 7, 2000 (the "Closing Date") the Company completed a private placement of 1,716,667 shares of its Series A Convertible Preferred Stock to two institutional investors under common management and three individuals, including Billy D. Prim, its Chairman, Chief Executive Officer and President, and Andrew J. Filipowski, its Vice Chairman, for an aggregate purchase price of approximately $10,300. Mssrs. Prim and Filipowski invested $50 and $250 for 8,333 and 41,667 shares of Series A Convertible Preferred Stock, respectively. In addition, on October 26, 2000, the Company issued 1,133,333 shares of Series A Convertible Preferred Stock in connection with its acquisition of QuickShip (Note 4). The Series A Convertible Preferred Stock accrues a cumulative dividend on the 20th day of December, March, June, and September of each year based on an annual rate of: 5% through the third anniversary of the Closing Date; 12% from the third anniversary of the Closing Date through the fourth anniversary of the Closing Date; and 15% thereafter. At the election of the Company, the dividend may be paid in cash, in shares of common stock, or a combination of cash and shares of common stock. If the Company elects to pay the dividend in shares of common stock, the shares will be valued based on a 30-day trailing average ending three business days prior to the date the shares are authorized to be issued. As of January 31, 2001, the Company had accrued dividends on the outstanding shares of Series A Convertible Preferred Stock of $342.

         Each share of Series A Convertible Preferred Stock is convertible into common stock at the option of the holder at any time after the first anniversary of the Closing Date. If the market price of the common stock exceeds a prescribed threshold, the Series A Convertible Preferred Stock is convertible into common stock at the option of the Company at any time after the second anniversary of the Closing Date. Each share of Series A Convertible Preferred Stock is initially convertible into one share of common stock. In the event that the Company's earnings before interest, taxes, depreciation and amortization for the year ending July 31, 2001 do not meet a prescribed target, each share of Series A Convertible Preferred Stock may be convertible into up to 1.33 shares of common stock. The

Series A Convertible Preferred Stock has a liquidation preference over the Company's common stock. The holders of the shares of Series A Convertible Preferred Stock have certain registration rights.


         Warrants to purchase 414,116 shares of the Company's common stock at exercise prices ranging between $8.48 and $13.00 per share contained anti-dilution provisions that were triggered as a result of the issuance of 1,716,667 shares of Series A Convertible Preferred Stock at $6.00 per share. As a result, the exercise price of such warrants were reset at $6.00 and the number of shares of common stock for which those warrants are exercisable was proportionately increased, which may result in additional dilution for existing stockholders.

         In connection with the issuance of 1,716,667 shares of Series A Convertible Preferred Stock, the Company has agreed to pay William Blair & Co. a placement fee of $500 in cash and has issued a five-year warrant to purchase 16,667 shares of common stock at an exercise price of $6.00 per share.


7.  EARNINGS (LOSS) PER SHARE

         The following table sets forth a reconciliation of the numerators and denominators in computing earnings (loss) per common share in accordance with Statement of Financial Accounting Standards No. 128 (in thousands, except per share amounts).

                                                            Three Months Ended               Six Months Ended
                                                                January 31,                    January 31,
                                                         ------------------------       ------------------------
                                                           2001            2000           2001            2000
                                                         --------        --------       --------        --------

                                                               (unaudited)                    (unaudited)
Basic and diluted earnings (loss) per share:
    Net income (loss)                                    $ (2,465)       $    352       $ (2,649)       $    692
    Less: Preferred stock dividends                          (214)             --           (342)             --
                                                         --------        --------       --------        --------
Income (loss) applicable to common stockholders          $ (2,679)       $    352       $ (2,991)       $    692
    Weighted average common shares used in
    computing the earnings (loss) per common
    share (in thousands):
             Basic                                         12,079           8,648         11,186           8,445
                                                         --------        --------       --------        --------
             Diluted                                       12,079           8,795         11,186           8,510
                                                         --------        --------       --------        --------

Basic and diluted earnings (loss) per common share       $  (0.22)       $   0.04       $  (0.27)       $   0.08
                                                         ========        ========       ========        ========


         The weighted average common shares outstanding include the effects of all shares, stock options and stock warrants where the effect of their inclusion would be dilutive. Options to purchase common stock and the assumed exercise of warrants for the three and six months ended January 31, 2001 have been excluded from the computation of diluted loss per common share as they were anti-dilutive.

8.  SEGMENT INFORMATION

         The Company has two reportable segments: cylinder exchange and products and other. The cylinder exchange segment relates to cylinder exchange transactions and lease income from cylinders and cylinder displays. The products and other segment includes the activities required to sell patio heaters, grills, fireplace accessories and garden products, which are managed and operated through Uniflame. In addition, the financial information related to the recent acquisition of QuickShip, a retail shipping services company, is included within the products segment as it is not currently material on a stand alone basis (Note 4).

         The Company evaluates performance and allocates resources based on several factors, of which the primary financial measure is business segment operating income, defined as earnings before interest, taxes, depreciation and amortization before other non-operating expenses (EBITDA).

         The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and operational strategies. The majority of the products business segment was acquired in the Uniflame acquisition.

         The Company's selected segment information as of and for the three and six months ended January 31, 2001, and January 31, 2000 is as follows:

                          THREE MONTHS ENDED          SIX MONTHS ENDED
                              JANUARY 31,                JANUARY 31,
                         ---------------------     ---------------------

                           2001         2000         2001         2000
                         --------     --------     --------     --------
Net revenues:
  Cylinder exchange      $ 16,759     $ 14,089     $ 33,719     $ 28,041
  Products and other       14,909        1,125       31,770        1,381
                         --------     --------     --------     --------
                         $ 31,668     $ 15,214     $ 65,489     $ 29,422
                         ========     ========     ========     ========
Segment EBITDA:
  Cylinder exchange      $    826     $  1,567     $  1,487     $  3,102
  Products and other          658          144        3,251          244
                         --------     --------     --------     --------
                         $  1,484     $  1,711     $  4,738     $  3,346
                         ========     ========     ========     ========

                            AS OF JANUARY 31,
Total assets:              2001         2000
                         --------     --------
  Cylinder exchange      $ 82,663     $ 67,207
  Products and other       31,461          221
                         --------     --------
                         $114,124     $ 67,428
                         ========     ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CERTAIN STATEMENTS IN THIS SECTION AND ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q ARE FORWARD-LOOKING IN NATURE AND RELATE TO TRENDS AND FUTURE EVENTS THAT MAY AFFECT THE COMPANY'S FUTURE FINANCIAL POSITION AND OPERATING RESULTS INCLUDING, IN PARTICULAR, THE COMPANY'S ABILITY TO PLACE BLUE RHINO CYLINDER EXCHANGE AT ADDITIONAL RETAIL LOCATIONS, TO INTEGRATE ACQUISITIONS, TO LAUNCH NEW PRODUCTS AND SERVICES AND TO IMPLEMENT HEDGING STRATEGIES DESIGNED TO REDUCE ITS EXPOSURES TO FLUCTUATIONS IN THE PRICE OF PROPANE AND INTEREST RATES SUCCESSFULLY. SUCH STATEMENTS ARE MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THE TERMS "EXPECT," "ANTICIPATE," "BELIEVE," "INTEND," "ESTIMATE," AND "PROJECT" AND SIMILAR WORDS OR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS SPEAK ONLY AS OF THE DATE OF THIS REPORT. THE STATEMENTS ARE BASED ON CURRENT EXPECTATIONS, ARE INHERENTLY UNCERTAIN, ARE SUBJECT TO RISKS, AND SHOULD BE VIEWED WITH CAUTION. ACTUAL RESULTS AND EXPERIENCE MAY DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS AS A RESULT OF MANY FACTORS INCLUDING THOSE DETAILED IN THE COMPANY'S REGISTRATION STATEMENT ON FORM S-3 DATED SEPTEMBER 25, 2000 AND OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. IT IS NOT POSSIBLE TO FORESEE OR IDENTIFY ALL SUCH FACTORS. THE COMPANY MAKES NO COMMITMENT TO UPDATE ANY FORWARD-LOOKING STATEMENT OR TO DISCLOSE ANY FACTS, EVENTS, OR CIRCUMSTANCES AFTER THE DATE HEREOF THAT MAY AFFECT THE ACCURACY OF ANY FORWARD-LOOKING STATEMENT.

OVERVIEW

         The following discussion and analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and related notes of Blue Rhino Corporation and its wholly owned subsidiaries, Rhino Services, L.L.C., CPD Associates, Inc., USA Leasing, L.L.C., Uniflame Corporation and QuickShip, Inc. (collectively, the "Company,""Blue Rhino," "us,"or "we,"), and with our audited consolidated financial statements as of and for the fiscal year ended July 31, 2000, on file with the Securities and Exchange Commission. The results of operations for the three and six month periods ended January 31, 2001 are not necessarily indicative of results that may be expected for the fiscal year ending July 31, 2001 or any other period, in part due to the seasonality of our business.

         Blue Rhino was founded in March 1994 and has become a leading national provider of gas grill cylinder exchange and other branded products and services to retailers, with Blue Rhino cylinder displays at approximately 26,000 retail locations in 46 states and Puerto Rico. Cylinder exchange provides consumers with a convenient means to exchange empty grill cylinders for clean, safe, precision-filled cylinders. We offer our cylinder exchange at many major home improvement centers, mass merchants, hardware, grocery and convenience stores, including Home Depot, Lowe's, WaloMart, Sears, Kmart, Kroger, Food Lion, Winn-Dixie, SuperAmerica, Circle K and ExxonMobil. We dedicate our efforts and capital to brand development, value-added marketing, customer service, cylinders, displays, account growth, distributor development and management information systems while our 46 independent distributors make the investments in the vehicles and refilling and refurbishing equipment necessary to operate cylinder exchange businesses. We concluded the second quarter of fiscal 2001 with approximately 26,000 locations, a net increase of 4,500 locations over January 31, 2000. The number of retail locations we report in any period is net of any retail locations at which we have discontinued our cylinder exchange service, whether due to closings, relocations, performance, competitive, regulatory or other factors.

    We have strategically expanded our business in the past year to diversify our revenue stream, balance our seasonality and establish more products that use our base grill cylinder exchange service. Our acquisitions of Uniflame, Inc. ("Uniflame"), International Propane Products, LLC and Bison Valve, LLC have allowed us to expand our offerings to include an array of products including barbecue grills, patio heaters, a proprietary overfill prevention device, fireplace accessories and garden products that are sold primarily through home centers, mass merchants and hearth stores throughout the United States. Additionally, our acquisition of QuickShip, Inc. ("QuickShip") introduced a retail package service to our offerings. QuickShip provides consumers with a convenient, full-service, in-store postal and parcel shipping depot and provides retailers with a new revenue source. In these acquisitions, we also acquired proprietary technology, designs, patents and human capital to complement our expertise in marketing, sales, and coordination with manufacturers and distributors. Our products division is separately managed by Uniflame's management team, which has extensive experience in the design and import of consumer products sold through mass retailers.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JANUARY 31, 2001 WITH THE THREE MONTHS ENDED JANUARY 31, 2000

         Net revenues. Net revenues increased 108% to $31.7 million for the three months ended January 31, 2001 from $15.2 million for the three months ended January 31, 2000. Net revenues consisted of $15.6 million from cylinder transactions, $14.9 million from product sales and $1.2 million from lease and other income. Product sales consist of patio heaters, fireplace accessories, barbecue grills, and garden products that are managed by our wholly owned subsidiary, Uniflame. Lease and other income relates primarily to cylinders and cylinder displays leased to our distributors. The increase in net revenues was due primarily to the addition of products offered by Uniflame, which was acquired in April 2000. In addition, cylinder exchange revenues increased approximately 19% over the same period in the prior year. The increase in cylinder exchange revenues was due primarily to an approximately 9% increase in same store cylinder exchange transactions and an approximately 21% increase in the number of cylinder exchange locations. The increase in same store cylinder exchange transactions occurred notwithstanding the 60 percent same store increase that Blue Rhino experienced last year as a result of consumer concern over the advent of the Year 2000. The number of cylinders transacted increased 23% to 1.1 million units in the three months ended January 31, 2001 from 918,000 units during the same period in the prior year. Cylinder exchange transaction revenues per unit for the period, however, decreased from the same period in the prior year, primarily because cylinder exchanges, which result in less revenue per unit than do cylinder sales, represented a greater percentage of the total mix of cylinder transactions.

         Gross margin. Our overall gross margin decreased to 19.1% in the second quarter of fiscal 2001 from 28.3% in the second quarter of fiscal 2000. This decrease was due primarily to the continued impact of voluntary payments made to our distributors to partially offset unusually high wholesale propane costs and to the growth of product sales, which carry lower gross margins as a percentage of sales than do cylinder exchange transactions. We have initiated several measures that we believe will improve gross margins going forward, including the implementation of price increases to customers and temporary surcharges in certain markets. We continued to make voluntary payments to our distributors to offset unusually high wholesale propane prices through March 1, 2001. On that date, we restructured our payment obligation to our distributors such that each payment will include a fixed component and a variable component based on the price of propane. In addition, we have developed a propane hedging strategy that uses a variety of instruments to hedge the price of propane over the next year and is designed to fix the fuel cost component of a significant portion of our total cylinder exchange volume. These efforts are designed to attain cylinder exchange gross margins in the 25 percent to 28 percent range.

         Selling, general and administrative expenses. Selling, general and administrative expenses increased 76.3% to $4.6 million for the three months ended January 31, 2001 from $2.6 million for the three months ended January 31, 2000. Selling, general, and administrative expenses decreased as a percentage of net revenues to 14.5% for the three months ended January 31, 2001 from 17.1% for the three months ended January 31, 2000. The increase in selling, general and administrative expenses was due primarily to the additional costs for Uniflame, which was acquired in April 2000, and to increased personnel, marketing and administrative costs to support the cylinder exchange business. The decrease in selling, general and administrative expenses as a percentage of net revenues was due primarily to the fact that a significant portion of such expenses are fixed and, increased at a slower rate than did net revenues.

         Depreciation and amortization. Depreciation and amortization increased to $2.2 million for the second quarter of fiscal 2001 from $976,000 for the second quarter of fiscal 2000. Depreciation expense increased to $1.7 million for the second quarter of fiscal 2001 from $804,000 for the second quarter of fiscal 2000 primarily due to the increase in the number of installed cylinder displays, the increase in number of cylinders held under operating lease agreements, and the depreciation of software acquired in the QuickShip acquisition. The increase in cylinders and cylinder displays was due to our ongoing purchase of assets to support the growth in our installed base of retail locations. Amortization expense increased to $501,000 in the second quarter of fiscal 2001 from $172,000 in the second quarter of fiscal 2000. Amortization increased principally due to the amortization of intangibles associated with acquisitions. We expect that our acquisition of QuickShip will cause an increase in depreciation and amortization expense in future periods because its assets have an estimated five-year life, which is generally shorter than the estimated life of our existing asset base.

         Interest expense. Interest expense increased to $1.1 million in the second quarter of fiscal 2001 from $374,000 in the second quarter of fiscal 2000. The increase in interest expense resulted primarily from the additional borrowings outstanding under our credit facility. The additional borrowings were used primarily to fund operations, to purchase cylinders and cylinder displays leased to our distributors and to fund business acquisitions and our investment in and advances to R4 Technical Center - North Carolina, L.L.C. ("R4 Tech"), the automated propane bottling and cylinder refurbishing plant.

         Loss on investee. Loss on investee of $727,000 in the second quarter of fiscal 2001 represents our share of the loss related to our 49% ownership interest in R4 Tech. We expect this venture to continue to experience losses, which we believe are typical in a start-up manufacturing operation, until volumes increase, which we believe will occur this grilling season. We cannot, however, predict with certainty when this will occur, if ever. R4 Tech is subject to significant seasonal fluctuations in revenues and net income (loss). We expect R4 Tech's revenues to be the highest in our third and fourth quarters, which include the majority of the grilling season, and lowest in our first and second quarters.

         Other, net. Other, net increased to $93,000 of income in the second quarter of fiscal 2001 from $9,000 of expense in the second quarter of fiscal 2000. The income in the second quarter of fiscal 2001 resulted primarily from interest income on notes receivable. The expense in the second quarter of fiscal 2000 resulted from a loss on the disposal of assets.


COMPARISON OF THE SIX MONTHS ENDED JANUARY 31, 2001 WITH THE SIX MONTHS ENDED JANUARY 31, 2000

         Net revenues. Net revenues increased 123% to $65.5 million for the six months ended January 31, 2001 from $29.4 million for the six months ended January 31, 2000. Net revenues consisted of $31.3 million from cylinder transactions, $31.8 million from product sales and $2.4 million from lease and other income. Product sales consist of patio heaters, fireplace accessories, barbecue grills, and garden products that are managed by our wholly owned subsidiary, Uniflame. Lease and other income relates primarily to cylinders and cylinder displays leased to our distributors. The increase in net revenues was due primarily to the addition of products offered by Uniflame, which was acquired in April 2000. In addition, cylinder exchange revenues increased 20% over the same period in the prior year. The increase in cylinder exchange revenue was due primarily to an approximately 11% increase in same store cylinder exchange transactions and an approximately 21% increase in the number of cylinder exchange locations. The number of cylinder transactions increased 27% to 2.4 million units in the six months ended January 31, 2001 from 1.9 million units during the same period last year. Cylinder exchange transaction revenues per unit for the period, however, decreased from the same period in the prior year, primarily because cylinder exchanges, which result in less revenue per unit than do cylinder sales, represented a greater percentage of the total mix of cylinder transactions.

         Gross margin. Our overall gross margin decreased to 21.6% for the first six months of fiscal 2001 from 28.5% for the first six months of fiscal 2000. This decrease was due primarily to the continued impact of voluntary payments made to our distributors to partially offset unusually high wholesale propane costs and to the growth of product sales, which carry lower gross margins as a percentage of sales than do cylinder exchange transactions. We have initiated several measures that we believe will improve gross margins going forward, including the implementation of price increases to customers and temporary surcharges in certain markets. We continued to make voluntary payments to our distributors to offset unusually high wholesale propane prices through March 1, 2001. On that date, we restructured our payment obligation to our distributors such that each payment will include a fixed component and a variable component based on the price of propane. In addition, we have developed a propane hedging strategy that uses a variety of instruments to hedge the price of propane over the next year and is designed to fix the fuel cost component of a significant portion of our total cylinder exchange volume. These efforts are designed to attain cylinder exchange gross margins in the 25 percent to 28 percent range.

         Selling, general and administrative expenses. Selling, general and administrative expenses increased 86.0% to $9.4 million for the six months ended January 31, 2001 from $5.0 million for the six months ended January 31, 2000. Selling, general, and administrative expenses decreased as a percentage of net revenues to 14.3% for the six months ended January 31, 2001 from 17.2% for the six months ended January 31, 2000. The increase in selling, general and administrative expenses was due primarily to the additional costs for Uniflame, which was acquired in April 2000, and to increased personnel, marketing and administrative costs to support the cylinder exchange business. The decrease in selling, general and administrative expenses as a percentage of net revenues was due primarily to the fact that a significant portion of such expenses are fixed and, increased at a slower rate than did net revenues.

         Depreciation and amortization. Depreciation and amortization increased to $3.8 million in the six months ended January 31, 2001 from $1.9 million in the six months ended January 31, 2000. Depreciation expense increased to $2.9 million in the six months ended January 31, 2001 from $1.6 million for the six months ended January 31, 2000 primarily due to the increase in the number of installed cylinder displays, the increase in number of cylinders held under operating lease agreements, and the depreciation of software acquired in the QuickShip acquisition. The increase in cylinders and cylinder displays was due to our ongoing purchase of assets to support the growth in our installed base of retail locations. Amortization expense increased to $879,000 in the six months ended January 31, 2001 from $325,000 in the six months ended January 31, 2000. Amortization increased principally due to the amortization of intangibles associated with acquisitions. We expect that our acquisition of QuickShip will cause an increase in depreciation and amortization expense in future periods because its assets have an estimated five-year life, which is generally shorter than the estimated life of our existing asset base.

         Interest expense. Interest expense increased to $2.3 million in the six months ended January 31, 2001 from $752,000 in the six months ended January 31, 2000. The increase in interest expense resulted primarily from additional borrowings under our credit facility. The additional borrowings were used primarily to fund operations, to purchase cylinders and cylinder displays leased to our distributors and to fund business acquisitions and our investment in and advances to R4 Tech.

         Loss on investee. Loss on investee of $1.3 million in the six months ended January 31, 2001 represents our share of the loss related to our 49% ownership interest in R4 Tech. We expect this venture to continue to experience losses, which we believe are typical in a start-up manufacturing operation, until volumes increase, which we believe will occur next grilling season. We cannot, however, predict with certainty when this will occur, if ever. R4 Tech is subject to significant seasonal fluctuations in revenues and net income
(loss). We expect R4 Tech's revenues to be the highest in our third and fourth quarters, which include the majority of the grilling season, and lowest in our first and second quarters.

         Other, net. Other, net increased to $73,000 of income in the six months ended January 31, 2001 from $9,000 of expense in the six months ended January 31, 2000. The income in the six months ended January 31, 2001 resulted primarily from interest income on notes receivable. The expense in the first six months of fiscal 2000 resulted from a loss on the disposal of assets.


LIQUIDITY AND CAPITAL RESOURCES

         Our primary sources of funds have been the issuance of stock and borrowings under the bank credit facility.

         Net cash provided by operations was $212,000 for the six months ended January 31, 2001 while cash provided by operations was $4.5 million for the six months ended January 31, 2000. For the six months ended January 31, 2001, seasonal reductions in receivables and inventory were offset by seasonal reductions in current liabilities. Net loss for the first six months of fiscal 2001 was more than offset by non-cash depreciation and amortization and loss on investee, creating positive cash flow. For the six months ended January 31, 2000, seasonal reductions in receivables were supplemented by net income and non-cash depreciation and amortization.

         Net cash used in investing activities was $6.1 million for the six months ended January 31, 2001 and $9.9 million for the six months ended January 31, 2000. The primary components of cash used in investing activities in both periods included acquisitions, purchases of cylinders leased to our distributors and investments in property, plant and equipment. For the six months ended January 31, 2001, cash used in investing activities also included net advances to the R4 Tech joint venture.

         Net cash provided by financing activities was $9.8 million for the six months ended January 31, 2001 and $4.7 million for the six months ended January 31, 2000. Cash provided by financing activities for the six months ended January 31, 2001 included net proceeds of approximately $9.6 million from a private placement of preferred stock and approximately $1.2 million of net borrowings from our credit facility. Cash provided by financing activities for the six months ended January 31, 2000 included net proceeds of approximately $6.4 million from a private placement of common stock and warrants and $7.0 million from a private placement of convertible notes and warrants. In both periods, the cash used in financing activities included payments on various notes payable and capital lease obligations.

         On April 28, 2000, we entered into a joint venture agreement to operate and manage R4 Tech, which began operations in May 2000. We received a 49% ownership interest in the joint venture in exchange for our net contribution of approximately $3.4 million, which is being accounted for using the equity method of accounting. During the six months ended January 31, 2001, we advanced $1.6 million to R4 Tech. At January 31, 2001, we had advances outstanding of approximately $3.1 million to R4 Tech. We anticipate providing additional advances to R4 Tech as needed until such time that R4 Tech is able to obtain its own financing, which we currently expect to occur by May 31, 2001.

         On September 7, 2000, we completed a private placement of 1,716,667 shares of our Series A Convertible Preferred Stock to two institutional investors under common management and three individuals, including Billy D. Prim, our Chairman, Chief Executive Officer and President, and Andrew J. Filipowski, our Vice Chairman, for an aggregate purchase price of approximately $10.3 million. Messrs. Prim and Filipowski invested $50,000 and $250,000 for 8,333 and 41,667 shares of Series A Convertible Preferred Stock, respectively. We used the aggregate net proceeds of approximately $9.6 million from our preferred stock private placement to repay $7.0 million of our term debt, and the balance was used for general working capital. In connection with this issuance of the Series A Convertible Preferred Stock we have agreed to pay William Blair & Co. a placement fee of $500,000 in cash and have issued it a five-year warrant to purchase 16,667 shares of common stock at $6.00 per share.

         The Series A Convertible Preferred Stock accrues a cumulative dividend on the 20th day of December, March, June, and September of each year based on an annual rate of 5% through September 7, 2003; 12% from September 8, 2003 through September 7, 2004; and 15% thereafter. At our election, the dividend may be paid in cash, in shares of common stock, or a combination of cash and shares of common stock. If we elect to pay the dividend in shares of common stock, the shares will be valued based on a 30-day trailing average ending three business days prior to the date the shares are authorized to be issued. As of January 31, 2001, we had accrued dividends on the outstanding shares of Series A Convertible Preferred Stock of $342,000.

         Each share of Series A Convertible Preferred Stock is convertible into common stock at the option of the holder at any time after September 7, 2001. If the market price of the common stock exceeds a prescribed threshold, the Series A Convertible Preferred Stock is convertible into common stock at our option at any time after September 7, 2002. Each share of Series A Convertible Preferred Stock is initially convertible into one share of common stock. In the event that our earnings before interest, taxes, depreciation, and amortization for the year ending July 31, 2001 do not meet a prescribed target, each share of Series A Convertible Preferred Stock may be convertible into up to 1.33 shares of common stock. The Series A Convertible Preferred Stock has a liquidation preference over our common stock. The holders of the shares of Series A Convertible Preferred Stock have certain registration rights.

         On October 26, 2000, we completed the acquisition of QuickShip, Inc., a retail shipping service company based in Lenexa, Kansas. QuickShip, our wholly owned subsidiary, provides consumers with a convenient, full-service, in-store postal and parcel shipping depot and provides retailers with an additional revenue source. The aggregate purchase price, including certain acquisition costs, was approximately $9.8 million of which approximately $1.0 million was paid in cash and deferred payments, $86,000 in a five-year warrant to purchase 100,000 shares of common stock with an exercise price of $6.00 per share, $2.0 million in liabilities assumed, with the balance of $6.8 million paid in the form of Series A Convertible Preferred Stock at $6.00 per share. Currently, QuickShip offers its service at over 200 retail locations in 29 states, and we intend to expand the number of locations to include many of those currently offering Blue Rhino cylinder exchange and other products. Since its inception and prior to its acquisition by us, QuickShip had incurred significant costs to develop, design and market its retail shipping and related services and the proprietary technology necessary to provide these services. We believe that we acquired a technologically feasible service, which we intend to enhance internally and fully integrate with our existing systems. We estimate that QuickShip will operate on a break-even basis with respect to earnings before interest, taxes, depreciation, and amortization (EBITDA) and will be dilutive to earnings in fiscal 2001 as a result of the expected depreciation and amortization expense. For fiscal 2002, we currently project QuickShip to be accretive to EBITDA and to earnings.

         In June 2000, the Company amended and increased its existing bank credit facility (the "Credit Facility"). The amended Credit Facility consists of three separate facilities -- a $38,000 revolving line of credit for general corporate purposes; a $7,000 term facility that was paid in full in October 2000; and a $10,000 seasonal line for general corporate purposes available from July through November 2000 (subsequently extended through April 2001). The Credit Facility requires the Company to meet certain covenants, including minimum net worth and cash flow requirements. At January 31, 2001, the balance on the Credit Facility was $45,500. The Credit Facility is collateralized by a lien on substantially all of our assets.

         As of and for the three months ended January 31, 2001, we were not in compliance with certain financial covenants under the Credit Facility, which constituted an event of default. Pursuant to a forbearance agreement entered into in March 2001, the lender will forbear through April 30, 2001 from exercising any right arising from the existence of the acknowledged events of default, including but not limited to its right to accelerate the indebtedness under the Credit Facility. The forbearance agreement increased the interest rates on the Credit Facility from a maximum rate of London Interbank Offered Rate ("LIBOR") plus 2.75% to the prime rate plus 2.0% for the revolving line of credit and the prime rate plus 3.0% for the seasonal overline, the term of which has been extended to

May 31, 2001. We intend to refinance the Credit Facility prior to the forbearance expiration date of May 31, 2001. In the event that such efforts are unsuccessful, we would likely experience a material adverse impact on our financial condition, liquidity, and results of operation.

         We anticipate that our total capital expenditures for fiscal 2001, excluding acquisitions, will be not more than approximately $10.0 million, and will relate primarily to cylinders, cylinder displays and computer technology. Our capital expenditure and working capital requirements in the foreseeable future will change depending on the rate of our expansion, our operating results and any other adjustments in our operating plan as needed in response to competition, acquisition opportunities or unexpected events. We believe that our existing borrowing capacity under the Credit Facility, together with the remaining proceeds from the preferred stock offering and cash provided by operations, will be sufficient to meet our working capital requirements through fiscal 2001. However, there can be no assurance that we will not seek or require additional capital in the future as a result of expansion or otherwise, or that such additional capital will be available on terms that are not dilutive to our current stockholders or at all.

SEASONALITY

         We have experienced and expect to continue to experience significant seasonal fluctuations in our revenues and net income (loss). Historically, our revenues have been highest in our third and fourth quarters, which include the majority of the grilling season, and lowest in our first and second quarters. We expect that, with our acquisition of Uniflame, we will continue to experience increased revenues during our first and second quarters, which include the months in which Uniflame historically shipped the majority of its products. Sustained periods of poor weather, particularly in the spring and summer seasons, can negatively impact our revenues. Our rate of establishing new retail locations and expenses incurred in anticipation of increased sales also cause quarterly fluctuations in our results of operations. Accordingly, the results of operations in any quarter will not necessarily be indicative of the results that we may achieve for a full fiscal year or any future quarter.

INFLATION

         We do not believe that inflation has had a material adverse effect on our revenues, cost of sales or our results of operations. There can be no assurance that our business will not be affected by inflation in the future.

PRICE OF PROPANE

         As a result of the recent and dramatic increase in fuel cost, propane is currently at historically high levels. If fuel costs remain inflated for an extended period, our gross margins and results of operations could be negatively affected due to additional costs that may not be fully recovered through an increase in our price to our customers. On March 1, 2001, we initiated a propane price hedging strategy that we believe will reduce our gross margin risk resulting from fluctuations in the price of propane. Our strategy is designed to fix the fuel cost component of a significant portion of our total cylinder exchange volume.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are exposed to market risk related to changes in interest rates on borrowings under our Credit Facility. The Credit Facility bears interest based on the prime rate and is collateralized by cylinders held under operating leases with our independent distributors. The operating leases currently yield 1% of the cylinder value monthly (approximately 12% annually) and continue until either party terminates upon 60 days written notice to the other party. Upon any significant increase in the prime rate, we would attempt to renegotiate the operating leases with our independent distributors with the intent of mitigating our interest rate exposure on the Credit Facility. However, there can be no assurance that we would be successful in such renegotiations or that we would be able to mitigate any or all of the interest rate risk. To quantify our exposure to interest rate risk, a 100 basis point increase in interest rates would have increased interest expense for the six months ended January 31, 2001 and 2000 by approximately $178,000 and $65,000, respectively. Actual changes in interest rates may differ materially from the hypothetical assumptions used in computing this exposure.

         We use derivative financial instruments to manage exposure to fluctuations in interest rates on our Credit Facility. These derivative financial instruments, which are generally swap agreements, are not entered into for trading purposes. A swap agreement is a contract to exchange a floating rate for a fixed rate without the exchange of the underlying notional amount. In fiscal 2000, we entered into an interest rate swap agreement with a notional amount of $10 million as a hedge of our variable interest rate debt represented by the Credit Facility. Under the swap agreement, which expires on July 2003, we pay a fixed rate of 7.36% and receive a rate equivalent to the one-month LIBOR. In February 2001, the interest rate on the Credit Facility was changed to a rate based on the prime rate and is no longer based on the benchmark interest rate of LIBOR. This change may cause the swap agreement to be an ineffective hedge of the interest rate on the Credit Facility.

         We are exposed to commodity price risk related to changes in the price of propane. If propane prices rise for an extended period, our gross margins and results of operations could be negatively affected due to additional costs that may not be fully recovered through an increase in our price to our customers. Assuming that propane prices are not hedged and any increase cannot be recovered through an increase in our price, a $.01 increase in the price per gallon of propane would reduce the gross margin in our cylinder exchange segment by approximately .2% or 20 basis points. Actual changes in margins may differ materially from the hypothetical assumptions used in computing this exposure. We intend to utilize a variety of instruments to hedge the price of propane over the next year and to fix the propane cost component of a significant portion of our total cylinder exchange volume.

         We invest our cash and cash equivalents in investment grade, highly liquid investments consisting of money market instruments, bank certificates of deposit and overnight investments in commercial paper. All of our transactions are conducted and accounts are denominated in U.S. dollars and as such we do not currently have exposure to foreign currency risk.


                          PART II -- OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

         In our Quarterly Report on Form 10-Q for the quarter ended October 31, 2000, we reported that we had dismissed our lawsuit against PricewaterhouseCoopers LLP without prejudice. On January 26, 2001, we refiled a complaint against PricewaterhouseCoopers in the Superior Court of Mecklenburg County, North Carolina alleging negligence, breach of fiduciary duty, breach of contract, defamation and unfair and deceptive trade practices. The suit is currently in the discovery phase and relates to the conduct of PriceWaterhouseCoopers during its engagement as our auditors.

         We are not presently involved in any material litigation nor, to our knowledge, is any material litigation threatened against us or our subsidiaries, other than routine litigation arising in the ordinary course of business that is expected to be covered by insurance.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

         On December 15, 2000, we issued to William Blair & Co. a warrant to purchase 16,667 shares of common stock at an exercise price of $6.00 per share as partial consideration for services provided by it in connection with our acquisition of QuickShip. The warrant is exercisable until September 6, 2005. In the event our earnings for the year ending July 31, 2001 do not meet a prescribed target: (i) the exercise price of the warrant will be the greatest of
(A) $4.50, (B) book value per share of the common stock as of September 7, 2000 as determined in good faith by the Company or (C) the closing bid price per share of the common stock on the NASDAQ National Market on September 7, 2000 (but in no event greater than $6.00); and (ii) the number of shares of common stock for which the warrant will be exercisable will be equal to (A) $100,000 divided by (B) the exercise price less (C) the Shares purchased pursuant to the exercise of the warrant prior to September 29, 2001, if any.

         We issued the warrant in reliance on the exemption from registration provided in Section 4(2) of the Securities Act of 1933, as amended, based on the nature of the purchaser and the nature of the arm's-length, negotiated transaction.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES:

         As of and for the three months ended January 31, 2001, we were not in compliance with certain financial covenants under our Credit Facility, which constituted an event of default. At January 31, 2001, the balance on the Credit Facility, which is collateralized by a lien on substantially all of our assets, was $45.5 million. Pursuant to a forbearance agreement entered into in March 2001, the lender will forbear through April 30, 2001 from exercising any right arising from the existence of the acknowledged events of default, including but not limited to its right to accelerate the indebtedness under the Credit Facility. For additional information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

         On December 19, 2000, we held our 2000 annual meeting of stockholders in Clemmons, North Carolina. The following four matters were submitted to a vote of the stockholders:

         1. The election of Steven D. Devick, Mark Castaneda, and David L. Warnock to serve three-year terms on our board of directors;

         2. The amendment to our 1998 Stock Incentive Plan to increase the number of shares of common stock reserved for distribution thereunder from 1,200,000 to 2,200,000 and to provide that no participant may be granted options for more than 300,000 shares during any 12-month period.

         3. The amendment to our Amended and Restated Stock Option Plan for Non-Employee Directors to increase the number of shares of common stock reserved for distribution thereunder from 100,000 to 400,000.

         4. The ratification of the appointment of Ernst & Young LLP as the Company's independent accountants for the fiscal year ending July 31, 2001.

         The holders of our common stock and our Series A Convertible Preferred Stock voted together as a single voting group on all of these items with the exception of the election of Mr. Warnock to our board of directors, on which only the holders of the Series A Convertible Preferred Stock were entitled to vote. All of these items were approved.

         The results of the stockholder voting were as follows:

                                                                                                     BROKER
                                                                   FOR       AGAINST     ABSTAIN    NON-VOTE    TOTAL VOTES
                                                                 ----------  -------     -------    --------    -----------
1.  Election of Directors
      Steven D. Devick                                           10,479,679        0     658,420           0    11,138,099
      Mark Castaneda                                             10,477,604        0     660,495           0    11,138,099
      David L. Warnock                                            2,850,000        0           0           0     2,850,000
2.  Amendment to the 1998 Stock Incentive Plan                    7,833,558  947,099      10,422   2,347,020    11,138,099
3.  Amendment to the Non-Employee Director Stock Option Plan      7,784,374  995,458      11,247   2,347,020    11,138,099
4.  Ratification of Appointment of Accountants                   11,024,369   57,130           0      56,600    11,138,099


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


         (b) Reports on Form 8-K:

    On November 13, 2000, we filed a Current Report on Form 8-K to report under
Item 2 our acquisition of QuickShip, Inc. and, on January 12, 2001, we amended that report by filing Form 8-K/A to report under Item 7 the financial statements of QuickShip, Inc. and certain pro forma financial information.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                          Blue Rhino Corporation

Date:             March 19, 2001              By: /s/ Billy D. Prim
                                                  ------------------------------
                                                  Chairman, President and Chief
                                                  Executive Officer

Date:             March 19, 2001              By: /s/ Mark Castaneda
                                                  ------------------------------
                                                  Chief Financial Officer