Form 10-Q/A
period 2001-01-31
BLUE RHINO CORP
filed 2001-03-20
CIK 1034379

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            -------------------------

                                  FORM 10-Q/A

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

         As of and for the three months ended January 31, 2001, the Company was not in compliance with certain financial covenants of the Credit Facility and was in default on the $10 million seasonal overline, which constituted events of default. Pursuant to a forbearance agreement entered into in March 2001, the lender will forbear through April 30, 2001 from exercising any right arising from the existence of the acknowledged events of default, including but not limited to its right to accelerate the indebtedness under the Credit Facility. The forbearance agreement increased the interest rates on the Credit Facility from a maximum rate of LIBOR plus 2.75% to the prime rate plus 3.0%. The Company intends to refinance the Credit Facility prior to the forbearance expiration date of April 30, 2001. In the event that such efforts are unsuccessful and if the forbearance agreement is not extended, the Company would likely experience a material adverse impact on its financial condition, liquidity, and results of operations.

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

         As of and for the three months ended January 31, 2001, we were not in compliance with certain financial covenants under the Credit Facility and were in default on the $10 million seasonal overline, which constituted events of default. Pursuant to a forbearance agreement entered into in March 2001, the lender will forbear through April 30, 2001 from exercising any right arising from the existence of the acknowledged events of default, including but not limited to its right to accelerate the indebtedness under the Credit Facility. The forbearance agreement increased the interest rates on the Credit Facility from a maximum rate of London Interbank Offered Rate ("LIBOR") plus 2.75% to the prime rate plus 3.0%.

We intend to refinance the Credit Facility prior to the forbearance expiration date of April 30, 2001. In the event that such efforts are unsuccessful and if the forbearance agreement is not extended, we would likely experience a material adverse impact on our financial condition, liquidity, and results of operations.

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

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES:

         As of and for the three months ended January 31, 2001, we were not in compliance with certain financial covenants under our Credit Facility and were in default on the $10 million seasonal overline, which constituted events of default. At January 31, 2001, the balance on the Credit Facility, which is collateralized by a lien on substantially all of our assets, was $45.5 million. Pursuant to a forbearance agreement entered into in March 2001, the lender will forbear through April 30, 2001 from exercising any right arising from the existence of the acknowledged events of default, including but not limited to its right to accelerate the indebtedness under the Credit Facility. For additional information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."


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


                                          Blue Rhino Corporation

Date:             March 20, 2001              By: /s/ Billy D. Prim
                                                  ------------------------------
                                                  Chairman, President and Chief
                                                  Executive Officer

Date:             March 20, 2001              By: /s/ Mark Castaneda
                                                  ------------------------------
                                                  Chief Financial Officer