Form 10-K/A
period 2000-07-31
BLUE RHINO CORP
filed 2001-03-30
CIK 1034379

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                   FORM 10-K/A
 (MARK ONE)

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

                            104 CAMBRIDGE PLAZA DRIVE
                       WINSTON-SALEM, NORTH CAROLINA 27104
                                 (336) 659-6900
                    (Address of principal executive offices)
                                 ---------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

     TITLE OF EACH CLASS       NAME OF EACH EXCHANGE ON WHICH REGISTERED
    --------------------       -----------------------------------------
            None                             None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                  Common Stock
                                (Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

    At September 30, 2000, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $19,785,630.

    At September 30, 2000, the number of shares outstanding of registrant's common stock was 9,226,497.

                       DOCUMENTS INCORPORATED BY REFERENCE

    Certain portions of the registrant's proxy statement with respect to the 2000 annual meeting of stockholders of the registrant have been incorporated by reference in Part III of this Annual Report on Form 10-K.

                           FORWARD LOOKING STATEMENTS

CERTAIN STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-K ARE FORWARD-LOOKING IN NATURE AND RELATE TO TRENDS AND FUTURE EVENTS THAT MAY AFFECT THE COMPANY'S FUTURE FINANCIAL POSITION AND OPERATING RESULTS INCLUDING, IN PARTICULAR, THE COMPANY'S ABILITY TO PLACE BLUE RHINO CYLINDER EXCHANGE AT ADDITIONAL RETAIL LOCATIONS, TO INTEGRATE ACQUISITIONS AND TO LAUNCH NEW PRODUCTS AND SERVICES. SUCH STATEMENTS ARE MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THE TERMS "EXPECT," "ANTICIPATE," "BELIEVE," "INTEND," "ESTIMATE," AND "PROJECT" AND SIMILAR WORDS OR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS SPEAK ONLY AS OF THE DATE OF THIS REPORT. THE STATEMENTS ARE BASED ON CURRENT EXPECTATIONS, ARE INHERENTLY UNCERTAIN, ARE SUBJECT TO RISKS, AND SHOULD BE VIEWED WITH CAUTION. ACTUAL RESULTS AND EXPERIENCE MAY DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS AS A RESULT OF MANY FACTORS INCLUDING THOSE DETAILED IN THE SECTION ENTITLED "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" OR IN THE COMPANY'S REGISTRATION STATEMENT ON FORM S-3 DATED SEPTEMBER 25, 2000 OR IN OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. IT IS NOT POSSIBLE TO FORESEE OR IDENTIFY ALL SUCH FACTORS. THE COMPANY MAKES NO COMMITMENT TO UPDATE ANY FORWARD-LOOKING STATEMENT OR TO DISCLOSE ANY FACTS, EVENTS, OR CIRCUMSTANCES AFTER THE DATE HEREOF THAT MAY AFFECT THE ACCURACY OF ANY FORWARD-LOOKING STATEMENT.

                             ADDITIONAL INFORMATION

    Blue Rhino(R), the rhino logo, RhinoTUFF(R), Bison(R), the bison design, Uniflame(R), Unigrill(R) and Tri-Safe(R) are registered trademarks of the registrant. The registrant has trademark applications pending, among others, for Endless Summer(TM) and Endless Summer Comfort(TM) . This Annual Report on Form 10-K also includes trademarks of companies other than the registrant.

The registrant files this Form 10-K/A to amend Item 8 and Item 14 of its Annual Report on Form 10-K for the fiscal year ended July 31, 2000 to include the separate audited financial statements of R4 Technical Center - North Carolina, LLC, its 50% or less owned subsidiary accounted for by the equity method. The fiscal year end for R4 Technical Center - North Carolina, LLC was December 31, 2000.

PART II

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                         Report of Independent Auditors


Board of Managers
R4 Technical Center - North Carolina, LLC

We have audited the accompanying balance sheet of R4 Technical Center - North Carolina, LLC (the "Company") as of December 31, 2000, and the related statements of operations and changes in members' capital, and cash flows for the period from April 28, 2000 (date of inception) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of R4 Technical Center - North Carolina, LLC at December 31, 2000, and the results of its operations and its cash flows for the period from April 28, 2000 (date of inception) to December 31, 2000, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that R4 Technical Center - North Carolina, LLC will continue as a going concern. As more fully described in Notes 1 and 11, the Company has incurred operating losses since inception and has a working capital deficiency. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Notes 1 and
11. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.



                                                /s/ Ernst & Young LLP

Winston-Salem, North Carolina
March 14, 2001

                    R4 Technical Center - North Carolina, LLC

                                  Balance Sheet

                                December 31, 2000


ASSETS
Current assets:
   Cash and cash equivalents                                  $  235,551
   Accounts receivable                                           171,575
   Accounts receivable from related parties                      568,517
   Inventories                                                   170,449
   Prepaid expenses and other current assets                     186,300
                                                              ----------
                Total current assets                           1,332,392

Property, plant and equipment, net                             7,404,507
                                                              ----------

                Total assets                                  $8,736,899
                                                              ==========


LIABILITIES AND MEMBERS' CAPITAL
Current liabilities:
   Accounts payable                                           $  914,082
   Accrued expenses                                              321,936
   Amounts due to Blue Rhino Corporation                       3,253,650
                                                              ----------
                Total current liabilities                      4,489,668

Capital lease obligations, less current maturities                26,275
                                                              ----------
                     Total liabilities                         4,515,943

Members' capital                                               4,220,956
                                                              ----------

                Total liabilities and members' capital        $8,736,899
                                                              ==========


The accompanying notes are an integral part of the financial statements.

                    R4 Technical Center - North Carolina, LLC

                           Statement of Operations and
                           Changes in Members' Capital

   For the Period from April 28, 2000 (date of inception) to December 31, 2000



Net revenues                                  $ 3,871,065

Costs and expenses:
   Cost of sales                                5,453,824
   Selling, general and administrative            590,206
   Depreciation and amortization                  308,536
                                              -----------
Operating loss                                 (2,481,501)

Other income (expense):
   Start up expenses                             (172,299)
   Interest expense                              (125,244)
                                              -----------

Net loss                                       (2,779,044)

Issuance of member units                        7,000,000
                                              -----------

Members' capital at December 31, 2000         $ 4,220,956
                                              ===========


The accompanying notes are an integral part of the financial statements.

                    R4 Technical Center - North Carolina, LLC

                             Statement of Cash Flows

       Period from April 28, 2000 (date of inception) to December 31, 2000


CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                     $(2,779,044)
Adjustments to reconcile net loss to net cash used in
   operating activities:
     Depreciation and amortization                               308,536
     Non-cash start up expenses                                  172,299
     Changes in operating assets and liabilities:
       Accounts receivable                                      (740,092)
       Inventories                                              (163,693)
       Prepaid expenses and other current assets                (181,903)
       Accounts payable                                          914,082
       Accrued expenses                                          314,680
                                                             -----------
Net cash used in operating activities                         (2,155,135)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment                    (1,224,281)
                                                             -----------
Net cash used in investing activities                         (1,224,281)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from Blue Rhino Corporation                           3,253,650
Proceeds from the issuance of member units, net                  363,177
Principal payments on capital lease obligation                    (1,860)
                                                             -----------
Net cash provided by financing activities                      3,614,967
                                                             -----------

Increase in cash and cash equivalents                            235,551
Cash and cash equivalents at beginning of period                      --
                                                             -----------
Cash and cash equivalents at end of period                   $   235,551
                                                             ===========


The accompanying notes are an integral part of the financial statements.

                    R4 Technical Center - North Carolina, LLC

                          Notes to Financial Statements

                                December 31, 2000


1. DESCRIPTION OF BUSINESS AND ECONOMIC DEPENDENCY

R4 Technical Center - North Carolina, LLC (the "Company") was formed on April 28, 2000 as a joint venture to operate and manage an automated propane bottling and cylinder refurbishing plant. Membership units of the Company are owned by Manchester Tank & Equipment Co. ("Manchester") - 50%, Blue Rhino Corporation ("Blue Rhino") - 49%, and Platinum Propane, LLC ("Platinum") - 1%. The Company began operations in May 2000 and provides services to Blue Rhino and its distributors.

The Company experienced a loss from operations of $2,779,044 for the period from April 28, 2000 (date of inception) through December 31, 2000. Blue Rhino provided operating and financing advances totaling approximately $3,270,000 for the same period. Additionally, all customers of the Company are distributors of Blue Rhino. Platinum is the largest customer of the Company, comprising approximately 68% of revenues for the period from April 28, 2000 (date of inception) to December 31, 2000. See Notes 8 and 11.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The carrying value of cash and cash equivalents approximates fair value.

INVENTORIES

Inventories are valued at the lower of cost or market on a first-in, first-out
(FIFO) basis and consist primarily of propane, paint, sleeves and costs incurred to refill and refurbish cylinders.

REVENUE RECOGNITION

Revenues are recognized when goods are shipped to customers.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is stated at cost. Depreciation and amortization is provided for on the straight-line method over the estimated useful lives ranging from three to 30 years.

In the event that facts and circumstances indicate that the cost of property, plant and equipment, or other long-lived assets may not be recoverable, the estimated future undiscounted cash flows is compared to the asset's carrying value and, if less, an impairment loss is recognized in an amount by which the carrying amount exceeds its fair value.

INCOME TAXES

The Company is considered a partnership for federal and state income tax reporting purposes. As a result, the Company's results of operations are included in the income tax returns of its members. Accordingly, the financial statements do not include a provision for income taxes.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was effective for fiscal years beginning after June 15, 2000. SFAS No. 133 was amended by SFAS No. 138, "Accounting for Derivative Instruments and Hedging Activities." The provisions of the statements require the recognition of all derivatives as either assets or liabilities in the statement of financial position and the measurement of those instruments at fair value. Changes in the fair market value of derivatives are recorded each period in current earnings or comprehensive income, depending on whether a derivative is designed as part of a hedge transaction and, if so, the type of hedge transaction. The Company was required to and adopted the standards effective January 1, 2001. As the Company does not currently have any derivative instruments, the adoption of SFAS No. 133 will not have an impact on its results of operations or financial position. The Company may enter into derivative instruments in the future.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB No. 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. SAB No. 101 was implemented in the fourth quarter of fiscal 2000. Application of SAB No. 101 did not have any impact on its results of operations or financial position.

3.   CONCENTRATIONS OF CREDIT RISK

Financial investments that potentially subject the Company to concentrations of credit risk consist primarily of customer receivables and deposits in excess of federally insured limits with financial institutions.

As of and for the period ended December 31, 2000, related party customers accounted for 77% of accounts receivables and 68% of revenues.

4.   INVENTORIES

Inventories at December 31, 2000, consist of the following:

Raw materials          $114,352
Work in process           5,284
Finished goods           50,813
                       --------
                       $170,449
                       ========

5.   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, 2000, consist of the following:

Land and improvements                                 $   922,838
Buildings                                               2,061,323
Machinery and equipment                                 4,460,281
Vehicles                                                   24,220
Furniture and fixtures                                     95,031
Computer equipment and software                           149,350
                                                      -----------
                                                        7,713,043
Less accumulated depreciation and amortization           (308,536)
                                                      -----------
                                                      $ 7,404,507
                                                      ===========

6.   MEMBERS' CAPITAL

The initial capital contribution to the Company consisted of $3,500,000 in cash from Manchester and $70,000 in cash from Platinum. Blue Rhino's contribution consisted of $6,453,371 in property, plant and equipment, $172,299 in start-up expenses, $106,000 in cash, and $11,153 in other assets. The joint venture agreement provided for the excess amounts contributed, of $3,312,823, to be repaid to Blue Rhino, resulting in a net capital contribution by Blue Rhino of $3,430,000.

7.   CAPITAL LEASE OBLIGATION

The Company obtained equipment through a capital lease obligation amounting to $35,391, which is payable in monthly installments of principal and interest of $801, through January 2005. This obligation is secured by equipment with a net book value of $36,578. The aggregate amounts the capital lease obligation maturing in each of the next five years are as follows: $7,256 in 2001; $7,842 in 2002; $8,476 in 2003; $9,161 in 2004; and $796 in 2005. The current portion of the capital lease obligation of $7,256 is included in accrued expenses at December 31, 2000.

Cash paid for interest for the period from April 28, 2000 (date of inception) to December 31, 2000 was $79,559.

8.   RELATED PARTY TRANSACTIONS

The Company had the following transactions with related parties for the period from April 28, 2000 (date of inception) to December 31, 2000:

                                                          BLUE RHINO          PLATINUM              TOTAL
                                                      ------------------------------------------------------
Amounts due to affiliates at beginning of period         $        --         $        --         $        --

Transactions during the period:
Sales                                                             --          (2,638,349)         (2,638,349)
Insurance                                                     57,733                  --              57,733
Interest expense                                              99,991                  --              99,991
Cylinder lease expense                                        91,504                  --              91,504
Valve requalification service revenue                       (138,465)                 --            (138,465)
Rental income                                                     --             (52,177)            (52,177)
Rent expense                                                      --              37,542              37,542
Inventory purchases                                          362,233                  --             362,233
Administrative services                                      254,516                  --             254,516
Payments, nets                                             2,526,138           2,084,467           4,610,605
                                                      ------------------------------------------------------
Amounts due to (from) affiliates at end of period        $ 3,253,650         $  (568,517)        $ 2,685,133
                                                      ======================================================

The Company has notes payable totaling $2,978,500 plus $24,557 accrued interest due to Blue Rhino as of December 31, 2000. Interest accrues at the rate of 10.0% per annum. These notes are payable upon demand. Blue Rhino has also made operating advances in the amount of $250,593 at December 31, 2000.

The Company enters into operating lease agreements with Blue Rhino for cylinders for use within its business. Under these leases, the Company, as lessee, is obligated for all maintenance, taxes and insurance related to the cylinders. The terms of the leases continue until either party terminates upon 60 days written notice to the other party. As of December 31, 2000, estimated future minimum rental payments to be paid are approximately $119,796 per year through the year 2005.

The Company has entered into an agreement with Blue Rhino to provide administrative services including operations management, information systems, accounting and human resources. The agreement is for a one year term ending April 1, 2001. The agreement provides for automatic one-year renewal options unless either party provides written notice terminating the agreement thirty days prior to termination.

Through December 31, 2000, the Company was operating under oral agreements with entities related to Platinum to lease office facilities, production facilities and equipment in Boonville, North Carolina and Zellwood, Florida on a month-to-month basis.

Also, through December 31, 2000, the Company leases office facilities to Platinum. The lease agreement calls for monthly rental of $2,832, expiring in February 2003. The lease has renewal options for an additional two-year term. The Company also has an oral agreement with Platinum under which the Company receives rent for additional office, warehouse, and storage facilities for $5,371 per month. Estimated future minimum lease receipts under noncancelable leases are $33,894 in 2001; $33,894 in 2002; and $2,832 in 2003.


9.  EMPLOYEE BENEFIT PLAN

The Company has a defined contribution 401(k) plan (the "Plan"), covering substantially all employees who are at least 18 years of age and have completed 60 days of employment. The Company is required to provide matching contributions of 50% of each participant's contributions, up to 3% of compensation. The Company incurred expenses in the amount of $6,744 under the Plan during the period from April 28, 2000 through December 31, 2000.

10.  COMMITMENTS

The Company has various agreements with propane vendors to provide agreed upon quantities of propane at market prices over scheduled periods.

11.  GOING CONCERN

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As disclosed in Note 1, the Company is currently economically dependent upon Blue Rhino to provide operating and financing advances and on a significant customer for the majority of its revenue. While the members of the Company are committed and believe that the Company will become a successful enterprise, uncertainty exists when the Company will be able to become self-sustaining. Management plans to seek additional financing to provide additional permanent and working capital. The Company's ability to continue as a going concern is, among others, dependent upon its ability to successfully obtain additional capital. However, although no assurances can be given, management remains confident that the Company will be able to continue operating as a going concern.

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

                  Financial Statements of R4 Technical Center - North Carolina, LLC are included in Part II, Item 8

                  Report of Independent Accountants
                  Balance Sheet
                  Statement of Operations and Changes in Members' Capital Statement of Cash Flow

The balance of Item 14 is unchanged.

                                   SIGNATURES

    Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     BLUE RHINO CORPORATION


                                     By:          /s/ BILLY D. PRIM
                                         ------------------------------------
                                                    Billy D. Prim
                                         Chairman of the Board, President and
                                               Chief Executive Officer
Date: March 30, 2001

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

              SIGNATURE                             TITLE                   DATE
              ---------                             -----                   ----
         /s/ BILLY D. PRIM               Chairman of the Board,        March 30, 2001
------------------------------------       President and Chief
            Billy D. Prim                  Executive Officer
                                              (Principal Executive
                                               Officer)



        /s/ MARK CASTANEDA               Secretary, Chief Financial    March 30, 2001
------------------------------------       Officer and Director
            Mark Castaneda                     (Principal Financial
                                               and Accounting Officer)


     /s/ ANDREW J. FILIPOWSKI            Vice Chairman of the Board    March 30, 2001
------------------------------------
         Andrew J. Filipowski

      /s/ CRAIG J. DUCHOSSOIS            Director                      March 30, 2001
------------------------------------
         Craig J. Duchossois

       /s/ STEVEN D. DEVICK              Director                      March 30, 2001
------------------------------------
           Steven D. Devick

      /s/ JOHN H. MUEHLSTEIN             Director                      March 30, 2001
------------------------------------
          John H. Muehlstein

      /s/ RICHARD A. BRENNER             Director                      March 30, 2001
------------------------------------
          Richard A. Brenner

        /s/ ROBERT J. LUNN               Director                      March 30, 2001
------------------------------------
            Robert J. Lunn

       /s/ DAVID L. WARNOCK              Director                      March 30, 2001
------------------------------------
           David L. Warnock

                                    EXHIBITS


           EXHIBIT
           NUMBER             DESCRIPTION OF EXHIBIT
           -------            ----------------------

           23.3       --  Consent of Ernst & Young LLP.

                    The balance of exhibits remain unchanged.