Form 10-Q
period 2001-04-30
BLUE RHINO CORP
filed 2001-06-13
CIK 1034379

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            -------------------------

                                    FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2001

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


         Yes [X]                            No [  ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                              Outstanding at May 31, 2001
--------------------------------------              ---------------------------
Common stock, par value $.001 per share                   9,256,142 Shares

                             BLUE RHINO CORPORATION

                                      INDEX

                          PART I: FINANCIAL INFORMATION


       Item 1:    Financial Statements (unaudited):

                    Condensed consolidated balance
                    sheets as of April 30, 2001 and July
                    31, 2000.

                    Condensed consolidated statements of
                    operations for the three and nine
                    month periods ended April 30, 2001
                    and 2000.

                    Condensed consolidated statements of
                    cash flows for the nine month
                    periods ended April 30, 2001 and
                    2000.

                    Notes to condensed consolidated financial statements.


       Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.

       Item 3:    Quantitative and Qualitative Disclosures about Market Risk.



                           PART II: OTHER INFORMATION



       Item 3:    Defaults Upon Senior Securities.


       Item 6:    Exhibits and Reports on Form 8-K.


       SIGNATURES

                                     PART I

                              FINANCIAL INFORMATION


ITEM 1:  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                             BLUE RHINO CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     AS OF APRIL 30, 2001 AND JULY 31, 2000
                                 (IN THOUSANDS)

                                                                                APRIL 30,          JULY 31,
                                                                                  2001               2000
                                                                                ---------         ---------
                                       ASSETS                                  (unaudited)
Current assets:
        Cash and cash equivalents                                               $   1,321         $   1,079
        Accounts receivable, net                                                   13,099            19,254
        Inventories                                                                 3,215             5,415
        Prepaid expenses and other current assets                                   8,781             3,746
                                                                                ---------         ---------
                 Total current assets                                              26,416            29,494

Cylinders leased under operating lease agreements, net                             29,564            27,277
Property, plant, and equipment, net                                                27,797            20,332
Intangibles, net                                                                   28,345            27,347
Investment in joint venture                                                         1,205             3,027
Other assets                                                                          921               698
                                                                                ---------         ---------
                 Total assets                                                   $ 114,248         $ 108,175
                                                                                =========         =========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
        Accounts payable                                                        $  10,255         $  16,565
        Current portion of long-term debt and capital lease obligations             1,529             1,786
        Accrued liabilities                                                         2,054             1,476
                                                                                ---------         ---------
                 Current liabilities exclusive of credit facility                  13,838            19,827
        Credit facility                                                            45,050             4,000
                                                                                ---------         ---------
                 Total current liabilities                                         58,888            23,827
Long-term debt and capital lease obligations, less current maturities               2,061            42,396
                                                                                ---------         ---------
                 Total liabilities                                                 60,949            66,223

Stockholders' equity:
        Common stock, $0.001 par value; 100,000,000 shares authorized,                  9                 9
           9,256,142 and 9,221,703 shares issued and outstanding at
           April 30, 2001 and July 31, 2000, respectively
        Preferred stock, $0.001 par value; 20,000,000 shares authorized,                3                --
           2,850,000 and no shares issued and outstanding at April
           30, 2001 and July 31, 2000, respectively
        Capital in excess of par                                                   78,690            62,010
        Other stockholders' equity                                                (25,403)          (20,067)
                                                                                ---------         ---------
                 Total stockholders' equity                                        53,299            41,952
                                                                                ---------         ---------

                 Total liabilities and stockholders' equity                     $ 114,248         $ 108,175
                                                                                =========         =========


   The accompanying notes are an integral part of these financial statements.

                             BLUE RHINO CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2001 AND 2000
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                    THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                         APRIL 30,                         APRIL 30,
                                                                 -------------------------         -------------------------
                                                                   2001             2000             2001             2000
                                                                 --------         --------         --------         --------
                                                                        (Unaudited)                       (Unaudited)

Net revenues                                                     $ 31,575         $ 17,036         $ 97,064         $ 46,458

Operating costs and expenses:
   Cost of sales                                                   24,936           11,612           76,299           32,642
   Selling, general, and administrative                             4,663            2,780           14,051            7,826
   Depreciation and amortization                                    2,282            1,241            6,096            3,134
                                                                 --------         --------         --------         --------
     Total operating costs and expenses                            31,881           15,633           96,446           43,602
                                                                 --------         --------         --------         --------
     Income (loss) from operations                                   (306)           1,403              618            2,856

Other expenses (income):
   Interest expense                                                 1,357              524            3,671            1,276
   Other, net                                                         (96)             (41)            (169)             (32)
                                                                 --------         --------         --------         --------
        Income (loss) before other non-operating expenses          (1,567)             920           (2,884)           1,612

Other non-operating expenses:
    Loss on investee                                                  526               95            1,823               95
                                                                 --------         --------         --------         --------
          Income (loss) before income taxes                        (2,093)             825           (4,707)           1,517

Income taxes                                                           38               80               73               80
                                                                 --------         --------         --------         --------
          Net income (loss)                                      $ (2,131)        $    745         $ (4,780)        $  1,437
Preferred dividends                                                   214               --              556               --
                                                                 --------         --------         --------         --------
        Income (loss) available to common stockholders           $ (2,345)        $    745         $ (5,336)        $  1,437
                                                                 ========         ========         ========         ========


Earnings (loss) per common share
     Basic                                                       $  (0.19)        $   0.08         $  (0.46)        $   0.17
                                                                 ========         ========         ========         ========

     Diluted                                                     $  (0.19)        $   0.08         $  (0.46)        $   0.16
                                                                 ========         ========         ========         ========

Shares used in per share calculations:
   Basic                                                           12,092            8,837           11,481            8,574
                                                                 ========         ========         ========         ========

   Diluted                                                         12,092            9,266           11,481            8,750
                                                                 ========         ========         ========         ========

   The accompanying notes are an integral part of these financial statements.

                             BLUE RHINO CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED APRIL 30, 2001 AND 2000
                                 (IN THOUSANDS)


                                                                                               NINE MONTHS ENDED
                                                                                                   APRIL 30,
                                                                                           -------------------------
                                                                                             2001             2000
                                                                                           --------         --------
                                                                                                  (unaudited)
Cash flows from operating activities:
       Net income (loss)                                                                   $ (4,780)        $  1,437
       Adjustments to reconcile net income (loss) to net cash provided by operating activities:
                Depreciation and amortization                                                 6,096            3,134
                Loss on investee                                                              1,823               95
                Other non-cash expenses                                                         264              646
                Changes in operating assets and liabilities, net of
                  business acquisitions:
                       Accounts receivable                                                    6,156              341
                       Inventories                                                            2,030             (813)
                       Other current assets                                                  (2,240)             814
                       Accounts payable and accrued liabilities                              (6,807)             934
                                                                                           --------         --------

                           Net cash provided by operating activities                          2,542            6,588
                                                                                           --------         --------

Cash flows from investing activities:
       Business acquisitions                                                                 (1,351)         (10,148)
       Purchases of property, plant, and equipment                                           (3,934)          (4,533)
       Net advances to and investment in joint venture                                       (3,395)          (1,592)
       Purchases of cylinders held under operating leases, net                               (2,925)          (5,520)
       Collections on notes receivable                                                          361               66
                                                                                           --------         --------

                           Net cash used in investing activities                            (11,244)         (21,727)
                                                                                           --------         --------

Cash flows from financing activities:
       Proceeds from issuance of equity, net of expenses                                      9,662            6,384
       Proceeds from notes payable to bank                                                   20,586           36,220
       Payments on notes payable to bank                                                    (19,811)         (23,305)
       Proceeds from issuance of convertible notes                                               --            7,000
       Payment on cylinder financing                                                             --           (7,000)
       Payments of debt issuance costs                                                           --             (399)
       Payments on long-term debt and capital lease obligations                              (1,493)          (1,196)
                                                                                           --------         --------

                           Net cash provided by financing activities                          8,944           17,704
                                                                                           --------         --------

Net increase in cash and cash equivalents                                                       242            2,565
Cash and cash equivalents at beginning of period                                              1,079              913
                                                                                           --------         --------

Cash and cash equivalents at end of period                                                 $  1,321         $  3,478
                                                                                           ========         ========

   The accompanying notes are an integral part of these financial statements.

                             BLUE RHINO CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           APRIL 30, 2001 (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


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

         The accompanying unaudited interim condensed consolidated financial statements of the Company have been prepared by the Company in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and, accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of items of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended April 30, 2001 are not necessarily indicative of the results that may be expected for the year ending July 31, 2001.

         The balance sheet at July 31, 2000 has been derived from the audited financial statements of the Company as of July 31, 2000 but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

         These financial statements should be read in conjunction with the audited consolidated financial statements of Blue Rhino Corporation as of and for the year ended July 31, 2000.

2.  DERIVATIVE INSTRUMENTS

         Effective August 1, 2000, the Company adopted Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income ("OCI") and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

         The Company uses derivative instruments to manage exposure to interest rate fluctuations and wholesale propane price volatility. The Company's objective for holding derivatives is to minimize risks by using the most effective methods to eliminate or reduce the impacts of these exposures.

          In July 2000, the Company entered into an interest rate swap agreement, as required under its bank credit facility, with a notional amount of $10,000 as a hedge of the variable interest rate debt outstanding under its credit facility. Under the swap agreement, which expires in July 2003, the Company pays a fixed rate of 7.36% and receives a rate equivalent to the one-month London Interbank Offered Rate ("LIBOR"). There was no material adjustment to interest expense during the three and nine month periods ended April 30, 2001. In February 2001, the interest rate on the bank credit facility was changed to a rate based on the prime rate. As a result, the interest rate risk being hedged is no longer based on the benchmark interest rate of LIBOR. However, for the three month period ending April 30, 2001, the interest rate swap was still an effective cash flow hedge.

         Effective March 1, 2001, the Company restructured its payment obligations to distributors such that each payment will include a fixed component and a variable component based on the price of propane. In March 2001, the Company entered into a derivative instrument to hedge against fluctuations in the propane price component of the distributor payments. The Company entered into a series of monthly option contracts designed to fix the propane price component within a specified range during the period from April 2001 to September 2001. The contracts hedge approximately 25% of the Company's anticipated cylinder exchange volume during the same period. In May and June 2001, the Company entered into other derivative instruments to hedge additional propane price exposure on a portion of its anticipated cylinder exchange volume through the third quarter of fiscal 2002. In the aggregate, the derivative instruments hedge from approximately 50% to 75% of the Company's anticipated monthly cylinder exchange volume during the period from June 2001 through March 2002.

         The cumulative effect of the adoption of SFAS 133 resulted in a reduction to OCI of $131. The net derivative loss recorded in OCI will be reclassified into earnings over the term of the underlying cash flow hedge expiring on July 31, 2003.

         The Company had an increase in OCI in connection with its propane price hedge of $11 for each of the three and nine months ended April 30, 2001. Hedge ineffectiveness, determined in accordance with SFAS 133, had no material impact on earnings for the three or nine month periods ended April 30, 2001.

         The Company had a reduction in OCI in connection with its cash flow hedge for the three and nine months ended April 30, 2001 of $53 and $437, respectively. Hedge ineffectiveness, determined in accordance with SFAS 133, had no material impact on earnings for the three or nine month periods ended April 30, 2001.

         Total comprehensive loss was ($2,173) and ($5,337) for the three and nine months ended April 30, 2001, respectively.

3.  INVESTMENT IN JOINT VENTURE

         The Company has a 49% ownership interest in a joint venture, R4 Technical Center North Carolina, LLC ("R4 Tech"). R4 Tech was established in April 2000 to operate and manage an automated propane bottling and cylinder refurbishing plant. R4 Tech began operations in May 2000 and is being accounted for under the equity method of accounting. The Company recognized its portion of the loss in the joint venture for the three and nine months ended April 30, 2001 of $526 and $1,823, respectively. The Company's portion of the loss in the joint venture for each of the three and nine months ended April 30, 2000 was $95. During the nine months ended April 30, 2001, the Company advanced $3,395 to R4 Tech. At April 30, 2001, the Company had cumulative advances outstanding of $4,479 to R4 Tech.

         Summary financial information for R4 Tech for the three and nine month periods ended April 30, 2001 is as follows:

                                           For the Three    For the Nine
                                           Months Ended     Months Ended
                                          April 30, 2001   April 30, 2001
                                          --------------   --------------
                Net revenues.............     $2,349           $6,417
                Gross profit.............       (804)          (2,900)
                Net loss................      (1,073)          (3,720)


4.  ACQUISITIONS AND INTANGIBLE ASSETS

        On October 26, 2000, the Company completed the acquisition of QuickShip, a retail shipping service company previously based in Lenexa, Kansas. QuickShip, a wholly owned subsidiary of the Company, offers its service at over 200 retail locations in 29 states. The aggregate purchase price, including certain acquisition costs, was approximately $9,803 of which approximately $972 was paid in cash and deferred payments, $86 in a five-year warrant to purchase 100,000 shares of common stock, $1,946 in liabilities assumed with the balance of $6,800 paid in the form of Series A Convertible Preferred Stock at $6.00 per share. This acquisition has been accounted for as a purchase. The purchase price was allocated based on an independent valuation as follows: approximately $2,396 to intangibles, approximately $7,238 to property, plant, and equipment consisting primarily of software and the balance to other assets and liabilities.

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


                                                 For the Nine Months Ended
                                                          April 30,
                                                 -------------------------

                                                   2001             2000
                                                 --------         --------
Net revenues                                     $ 97,108         $ 46,711
                                                 ========         ========

Net loss                                         $ (5,590)        $   (962)
                                                 ========         ========

Net loss available to common stockholders        $ (6,180)        $ (1,217)
                                                 ========         ========

Basic and diluted loss per common share          $  (0.52)        $  (0.13)
                                                 ========         ========


         Intangibles consisted of the following at the dates indicated:

                                April 30,        July 31,
                                  2001             2000
                                --------         --------
                              (Unaudited)
Goodwill                        $ 28,681         $ 26,302
Patents and trademarks             1,406            1,399
Noncompete and workforce             994              983
                                --------         --------
                                  31,081           28,684
Accumulated amortization          (2,736)          (1,337)
                                --------         --------
                                $ 28,345         $ 27,347
                                ========         ========

         Amortization expense for the three and nine months ended April 30, 2001 was $520 and $1,399, respectively. Amortization expense for the three and nine months ended April 30, 2000 was $279 and $605, respectively. Intangibles are being amortized over estimated useful lives ranging from 3 to 30 years.

5.  CREDIT FACILITY

         In June 2000, the Company amended and increased its existing bank credit facility (the "Credit Facility"). The amended Credit Facility consists of three separate facilities: a $38,000 revolving line of credit for general corporate purposes; a $7,000 term facility that was paid in full in October 2000; and a $10,000 seasonal line for general corporate purposes available from July through November 2000. The Credit Facility requires the Company to meet certain covenants, including minimum net worth and cash flow requirements. At April 30, 2001, the balance on the Credit Facility was $45,050. The Credit Facility is collateralized by a lien on substantially all of the Company's assets.

         As of and for the three months ended April 30, 2001, the Company was not in compliance with certain financial covenants of the Credit Facility and was in default on the $10 million seasonal overline, which constituted events of default. Pursuant to a forbearance agreement entered into as of May 1, 2001, the lender agreed to forbear through June 30, 2001 from exercising any right arising from the existence of the acknowledged events of default, including but not limited to its right to accelerate the indebtedness under the Credit Facility. The forbearance agreement continues the increased interest rates on the Credit Facility previously agreed upon from a maximum rate of LIBOR plus 2.75% to the prime rate plus 3.0%.

         The Company intends to refinance the Credit Facility prior to the forbearance expiration date of June 30, 2001. The Company is currently negotiating with its primary bank lender and another prospective lender to amend the Credit Facility and to increase its borrowing availability. In connection with this refinancing, the Company expects to incur refinancing costs of approximately $500 that will be expensed in the fourth quarter of fiscal 2001. In the event that the Company's efforts to refinance are unsuccessful and if the forbearance agreement is not extended, the Company would likely experience a material adverse impact on its financial condition, liquidity, and results of operations.

 6.  PREFERRED STOCK

         On September 7, 2000 (the "Closing Date") the Company completed a private placement of 1,716,667 shares of its Series A Convertible Preferred Stock to two institutional investors under common management and three individuals, including Billy D. Prim, its Chairman, Chief Executive Officer and President, and Andrew J. Filipowski, its Vice Chairman, for an aggregate purchase price of approximately $10,300. Messrs. Prim and Filipowski invested $50 and $250 for 8,333 and 41,667 shares of Series A Convertible Preferred Stock, respectively. In addition, on October 26, 2000, the Company issued 1,133,333 shares of Series A Convertible Preferred Stock in connection with its acquisition of QuickShip (Note 4). The Series A Convertible Preferred Stock accrues a cumulative dividend on the 20th day of December, March, June, and September of each year based on an annual rate of: 5% through the third anniversary of the Closing Date; 12% from the third anniversary of the Closing Date through the fourth anniversary of the Closing Date; and 15% thereafter. At the election of the Company, the dividend may be paid in cash, in shares of common stock, or a combination of cash and shares of common stock. If the Company elects to pay the dividend in shares of common stock, the shares will be valued based on a 30-day trailing average ending three business days prior to the date the shares are authorized to be issued. As of April 30, 2001, the Company had accrued dividends on the outstanding shares of Series A Convertible Preferred Stock of $556.

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

                                                           Three Months Ended               Nine Months Ended
                                                               April 30,                        April 30,
                                                       -------------------------        -------------------------
                                                         2001             2000            2001             2000
                                                       --------         --------        --------         --------
                                                              (unaudited)                      (unaudited)
Basic and diluted earnings (loss) per share:
    Net income (loss)                                  $ (2,131)        $    745        $ (4,780)        $  1,437
    Less: Preferred stock dividends                        (214)              --            (556)              --
                                                       --------         --------        --------         --------
Income (loss) applicable to common stockholders        $ (2,345)        $    745        $ (5,336)        $  1,437
    Weighted average common shares used in
    computing the earnings (loss) per common
    share (in thousands):
             Basic                                       12,092            8,837          11,481            8,574
                                                       --------         --------        --------         --------
             Diluted                                     12,092            9,266          11,481            8,750
                                                       --------         --------        --------         --------

Earnings (loss) per common share:
              Basic                                    $  (0.19)        $   0.08        $  (0.46)        $   0.17
                                                       ========         ========        ========         ========
              Diluted                                  $  (0.19)        $   0.08        $  (0.46)        $   0.16
                                                       ========         ========        ========         ========

         The weighted average common shares outstanding include the effects of all shares, stock options and stock warrants where the effect of their inclusion would be dilutive. Options to purchase common stock and the assumed exercise of warrants for the three and nine months ended April 30, 2001 have been excluded from the computation of diluted loss per common share as they were anti-dilutive.

8.  SEGMENT INFORMATION

         The Company has two reportable segments: cylinder exchange and products and other. The cylinder exchange segment relates to cylinder exchange transactions and lease income from cylinders and cylinder displays. The products and other segment includes the activities required to sell patio heaters, grills, fireplace accessories and garden products, which are managed and operated through Uniflame. In addition, the financial information related to QuickShip, a retail shipping services company acquired in October 2000, is included within the products segment as it is not currently material on a stand alone basis (Note 4).

         The Company evaluates performance and allocates resources based on several factors, of which the primary financial measure is business segment operating income, defined as earnings before interest, taxes, depreciation and amortization before other non-operating expenses ("EBITDA").

         The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and operational strategies. The majority of the products business segment was acquired in the Uniflame acquisition. The Company's selected segment information as of and for the three and nine months ended April 30, 2001, and April 30, 2000 is as follows:

                                THREE MONTHS ENDED               NINE MONTHS ENDED
                                    APRIL 30,                        APRIL 30,
                            ---------------------------------------------------------

                              2001             2000            2001            2000
                            --------         --------        --------        --------
Net revenues:
  Cylinder exchange         $ 19,178         $ 15,226        $ 52,897        $ 43,268
  Products and other          12,397            1,810          44,167           3,190
                            --------         --------        --------        --------
                            $ 31,575         $ 17,036        $ 97,064        $ 46,458
                            ========         ========        ========        ========
Segment EBITDA:
  Cylinder exchange         $  2,075         $  2,449        $  3,563        $  5,551
  Products and other             (99)             195           3,151             439
                            --------         --------        --------        --------
                            $  1,976         $  2,644        $  6,714        $  5,990
                            ========         ========        ========        ========

                                 AS OF APRIL 30,
                              2001             2000
                            --------         --------
Total assets:
  Cylinder exchange         $ 84,545         $ 74,346
  Products and other          29,703           20,616
                            --------         --------
                            $114,248         $ 94,962
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

OVERVIEW

         The following discussion and analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and related notes of Blue Rhino Corporation and its wholly owned subsidiaries, Rhino Services, L.L.C., CPD Associates, Inc., USA Leasing, L.L.C., Uniflame Corporation and QuickShip, Inc. (collectively, the "Company," "Blue Rhino," "us," or "we"), and with our audited consolidated financial statements as of and for the fiscal year ended July 31, 2000, on file with the Securities and Exchange Commission. The results of operations for the three and nine month periods ended April 30, 2001 are not necessarily indicative of results that may be expected for the fiscal year ending July 31, 2001 or any other period, in part due to the seasonality of our business.

         Blue Rhino was founded in March 1994 and has become a leading national provider of gas grill cylinder exchange and other branded products and services to retailers, with Blue Rhino cylinder displays at more than 26,000 retail locations in 46 states and Puerto Rico. Cylinder exchange provides consumers with a convenient means to exchange empty grill cylinders for clean, safe, precision-filled cylinders. We offer our cylinder exchange at many major home improvement centers, mass merchants, hardware, grocery and convenience stores, including Home Depot, Lowe's, Wal-Mart, Sears, Kmart, Kroger, Food Lion, Winn-Dixie, SuperAmerica, Circle K and ExxonMobil. We dedicate our efforts and capital to brand development, value-added marketing, customer service, cylinders, displays, account growth, distributor development and management information systems while our 45 independent distributors make the investments in the vehicles and refilling and refurbishing equipment necessary to operate cylinder exchange businesses. We concluded the third quarter of fiscal 2001 with approximately 26,400 locations, a net increase of approximately 3,050 locations over April 30, 2000. The number of retail locations we report in any period is net of any retail locations at which we have discontinued our cylinder exchange service, whether due to closings, relocations, performance, or competitive, regulatory or other factors.

         We have strategically expanded our business to diversify our revenue stream, balance our seasonality and establish more products that use our base grill cylinder exchange service. Our acquisitions of Uniflame, Inc. ("Uniflame"), International Propane Products, LLC and Bison Valve, LLC have allowed us to expand our offerings to include an array of products including barbecue grills, patio heaters, a proprietary overfill prevention device, fireplace accessories and garden products that are sold primarily through home centers, mass merchants and hearth stores throughout the United States. Additionally, our acquisition of QuickShip, Inc. ("QuickShip") introduced a retail shipping service to our offerings. QuickShip provides consumers with a convenient, full-service, in-store postal and parcel shipping depot and provides retailers with a new revenue source. In these acquisitions, we also acquired proprietary technology, designs, patents and human capital to complement our expertise in marketing, sales, and coordination with manufacturers and distributors. Our products division is separately managed by Uniflame's management team, which has extensive experience in the design and import of consumer products sold through mass retailers.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED APRIL 30, 2001 WITH THE THREE MONTHS ENDED APRIL 30, 2000

         Net revenues. Net revenues increased 85.3% to $31.6 million for the three months ended April 30, 2001 from $17.0 million for the three months ended April 30, 2000. Net revenues consisted of $18.1 million from cylinder transactions, $12.3 million from product sales and $1.2 million from lease and other income. Product sales consist of patio heaters, fireplace accessories, barbecue grills, and garden products. Lease and other income relates primarily to cylinders and cylinder displays leased to our distributors. The increase in net revenues was due primarily to the addition of products offered by Uniflame, which was acquired in April 2000. In addition, cylinder exchange revenues increased 26.0% over the same period in the prior year. The increase in cylinder exchange revenues was due primarily to an approximately 17% increase in same store cylinder exchange transactions, an approximately 7% increase in pricing to retailers and an approximately 13% increase in the number of cylinder exchange locations. The number of cylinders transacted increased 24.7% to 1.3 million units in the three months ended April 30, 2001 from 1.1 million units during the same period in the prior year.

         Gross margin. Our overall gross margin decreased to 21.0% in the third quarter of fiscal 2001 from 31.8% in the third quarter of fiscal 2000. This decrease was due primarily to the increase in product sales as a percentage of net revenues. Product sales carry a lower gross margin than cylinder transactions. In addition, cylinder exchange margins in the third quarter of 2001 were lower than in the same period of the prior year, due primarily to the impact of voluntary payments made to our distributors to partially offset unusually high wholesale propane prices. The voluntary payments were discontinued effective March 1, 2001. As expected, the changes in the method in which we pay our distributors and the implementation of our propane hedging strategy on March 1, 2001, combined with price increases to retailers, began to favorably impact cylinder exchange gross margins during the quarter. For the months of March and April 2001, cylinder exchange margins returned to historical levels in excess of 25 percent.

         Selling, general and administrative expenses. Selling, general and administrative expenses increased 67.7% to $4.7 million for the three months ended April 30, 2001 from $2.8 million for the three months ended April 30, 2000. Selling, general, and administrative expenses decreased as a percentage of net revenues to 14.8% for the three months ended April 30, 2001 from 16.3% for the three months ended April 30, 2000. The increase in selling, general and administrative expenses was due primarily to the additional costs for Uniflame and QuickShip, which were acquired in April 2000 and October 2000, respectively, and to increased marketing and administrative costs to support the cylinder exchange business. The decrease in selling, general and administrative expenses as a percentage of net revenues was due primarily to the fact that a significant portion of such expenses are fixed, and increased at a slower rate than did net revenues.

         Depreciation and amortization. Depreciation and amortization increased to $2.3 million for the third quarter of fiscal 2001 from $1.2 million for the third quarter of fiscal 2000. Depreciation expense increased to $1.8 million for the third quarter of fiscal 2001 from $1.0 million for the third quarter of fiscal 2000 primarily due to the increase in the number of installed cylinder displays, the increase in the number of cylinders held under operating lease agreements, and the depreciation of software acquired in the QuickShip acquisition. The increase in cylinders and cylinder displays was due to our ongoing purchase of assets to support the growth in our installed base of retail locations. Amortization expense increased to $520,000 in the second quarter of fiscal 2001 from $279,000 in the second quarter of fiscal 2000. Amortization increased principally due to the amortization of intangibles associated with acquisitions. We expect that our acquisition of QuickShip will cause an increase in depreciation and amortization expense in future periods because its assets have an estimated five-year life, which is generally shorter than the estimated life of our remaining asset base.

         Interest expense. Interest expense increased to $1.4 million in the third quarter of fiscal 2001 from $524,000 in the third quarter of fiscal 2000. The increase in interest expense resulted primarily from the additional borrowings outstanding under our credit facility combined with an increase in interest rates on the credit facility. The additional borrowings were used primarily to fund operations, to purchase cylinders and cylinder displays leased to our distributors and to fund business acquisitions and our investment in and advances to R4 Technical Center - North Carolina, L.L.C. ("R4 Tech"), the automated propane bottling and cylinder refurbishing plant. We are currently negotiating with our primary bank lender and another prospective lender to amend our credit facility and to increase our borrowing availability. If we are successful in increasing our borrowing availability, our interest expense may increase in future periods.

         Loss on investee. Loss on investee increased to $526,000 in the third quarter of fiscal 2001 from $95,000 in the third quarter of fiscal 2000. This charge represents our share of the loss related to our 49% ownership interest in R4 Tech, which began operations in April 2000. We expect this venture to continue to experience losses, which we believe are typical in a start-up manufacturing operation, until volumes increase, which we believe will occur in the 2002 grilling season. We cannot, however, predict with certainty when this will occur, if ever. R4 Tech is subject to significant seasonal fluctuations in revenues and net income (loss). We expect R4 Tech's revenues to be the highest in our third and fourth quarters, which include the majority of the grilling season, and lowest in our first and second quarters.

         Other, net. Other, net increased to $96,000 of income in the third quarter of fiscal 2001 from $41,000 of income in the third quarter of fiscal 2000. The increase in other income resulted primarily from an increase in interest income on advances to R4 Tech and distributors.


COMPARISON OF THE NINE MONTHS ENDED APRIL 30, 2001 WITH THE NINE MONTHS ENDED APRIL 30, 2000

         Net revenues. Net revenues increased 108.9% to $97.1 million for the nine months ended April 30, 2001 from $46.5 million for the nine months ended April 30, 2000. Net revenues consisted of $49.4 million from cylinder transactions, $44.0 million from product sales and $3.7 million from lease and other income. Product sales consist of patio heaters, fireplace accessories, barbecue grills, and garden products. Lease and other income relates primarily to cylinders and cylinder displays leased to our distributors. The increase in net revenues was due primarily to the addition of products offered by Uniflame. In addition, cylinder exchange revenues increased 22.3% over the same period in the prior year. The increase in cylinder exchange revenue was due primarily to an approximately 16% increase in same store cylinder exchange transactions and an approximately 13% increase in the number of cylinder exchange locations. The number of cylinder transactions increased 26.1% to 3.7 million units in the nine months ended April 30, 2001 from 3.0 million units during the same period last year. Cylinder exchange transaction revenues per unit for the period, however, decreased slightly from the same period in the prior year, primarily because cylinder exchanges, which result in less revenue per unit than do cylinder sales, represented a greater percentage of the total mix of cylinder transactions.

         Gross margin. Our overall gross margin decreased to 21.4% for the first nine months of fiscal 2001 from 29.7% for the first nine months of fiscal 2000. This decrease was due primarily to two factors. The first factor was the growth of product sales as a percentage of net revenues. Product sales carry lower gross margins than cylinder exchange transactions. The second factor was the impact of voluntary payments made to our distributors to partially offset unusually high wholesale propane costs. The voluntary payments were discontinued effective March 1, 2001 and replaced by a restructured payment plan that includes a fixed component and a variable component based on the price of propane. As expected, the restructured distributor payment plan and the implementation of the new hedging strategy on March 1, 2001, combined with price increases to retailers, began to favorably impact cylinder exchange gross margins. For the months of March and April 2001, cylinder exchange margins returned to historical levels in excess of 25 percent.

         Selling, general and administrative expenses. Selling, general and administrative expenses increased 79.6% to $14.1 million for the nine months ended April 30, 2001 from $7.8 million for the nine months ended April 30, 2000. Selling, general, and administrative expenses decreased as a percentage of net revenues to 14.5% for the nine months ended April 30, 2001 from 16.8% for the nine months ended April 30, 2000. The increase in selling, general and administrative expenses was due primarily to the additional costs for Uniflame, which was acquired in April 2000, and to increased marketing and administrative costs to support the cylinder exchange business. The decrease in selling, general and administrative expenses as a percentage of net revenues was due primarily to the fact that a significant portion of such expenses are fixed, and increased at a slower rate than did net revenues.

         Depreciation and amortization. Depreciation and amortization increased to $6.1 million in the nine months ended April 30, 2001 from $3.1 million in the nine months ended April 30, 2000. Depreciation expense increased to $4.7 million in the nine months ended April 30, 2001 from $2.5 million for the nine months ended April 30, 2000 primarily due to the increase in the number of installed cylinder displays, the increase in number of cylinders held under operating lease agreements, and the depreciation of software acquired in the QuickShip acquisition. The increase in cylinders and cylinder displays was due to our ongoing purchase of assets to support the growth in our installed base of retail locations. Amortization expense increased to $1.4 million in the nine months ended April 30, 2001 from $605,000 in the nine months ended April 30, 2000. Amortization increased principally due to the amortization of intangibles associated with acquisitions. We expect that our acquisition of QuickShip will cause an increase in depreciation and amortization expense in future periods because its assets have an estimated five-year life, which is generally shorter than the estimated life of our remaining asset base.

         Interest expense. Interest expense increased to $3.7 million in the nine months ended April 30, 2001 from $1.3 million in the nine months ended April 30, 2000. The increase in interest expense resulted primarily from additional borrowings under our credit facility combined with an increase in interest rates on the credit facility. The additional borrowings were used primarily to fund operations, to purchase cylinders and cylinder displays leased to our distributors and to fund business acquisitions and our investment in and advances to R4 Tech. We are currently negotiating with our primary bank lender and another prospective lender to amend our credit facility and to increase our borrowing availability. If we are successful in increasing our borrowing availability, our interest expense may increase in future periods.

         Loss on investee. Loss on investee increased to $1.8 million in the first nine months of fiscal 2001 from $95,000 in first nine months of fiscal 2000. This charge represents our share of the loss related to our 49% ownership interest in R4 Tech. We expect this venture to continue to experience losses, which we believe are typical in a start-up manufacturing operation, until volumes increase, which we believe will occur in the 2002 grilling season. We cannot, however, predict with certainty when this will occur, if ever. R4 Tech is subject to significant seasonal fluctuations in revenues and net income
(loss). We expect R4 Tech's revenues to be the highest in our third and fourth quarters, which include the majority of the grilling season, and lowest in our first and second quarters.

         Other, net. Other, net increased to $169,000 of income in the nine months ended April 30, 2001 from $32,000 of income in the nine months ended April 30, 2000. The increase in other income in the first nine months of fiscal 2001 resulted primarily from an increase in interest income on notes receivable and advances to R4 Tech and distributors.


LIQUIDITY AND CAPITAL RESOURCES

         Our primary sources of funds have been the issuance of stock and borrowings under the bank credit facility.

         Net cash provided by operations was $2.1 million for the nine months ended April 30, 2001 while cash provided by operations was $6.6 million for the nine months ended April 30, 2000. Net loss for the nine months ended April 30, 2001 was more than offset by non-cash depreciation and amortization and loss on investee, creating positive cash flow. For the nine months ended April 30, 2000, net income and non-cash depreciation and amortization provided cash from operations.

         Net cash used in investing activities was $10.8 million for the nine months ended April 30, 2001 and $21.7 million for the nine months ended April 30, 2000. The primary components of cash used in investing activities in both periods included acquisitions, purchases of cylinders leased to our distributors, advances to R4 Tech, and investments in property, plant and equipment. For the nine months ended April 30, 2000, cash used in investing activities also included our net investment in the joint venture.

         Net cash provided by financing activities was $8.9 million for the nine months ended April 30, 2001 and $17.7 million for the nine months ended April 30, 2000. Cash provided by financing activities for the nine months ended April 30, 2001 included net proceeds of approximately $9.6 million from a private placement of preferred stock and approximately $.8 million of net borrowings from our credit facility. Cash provided by financing activities for the nine months ended April 30, 2000 included net proceeds of approximately $6.4 million from a private placement of common stock and warrants and $7.0 million from a private placement of convertible notes and warrants. Net borrowings under the credit facility were $12.9 million for the nine months ended April 30, 2000. In both periods, the cash used in financing activities included payments on various notes payable and capital lease obligations.

         On April 28, 2000, we entered into a joint venture agreement to operate and manage R4 Tech, which began operations in April 2000. We received a 49% ownership interest in the joint venture in exchange for our net contribution of approximately $3.4 million. The joint venture is being accounted for using the equity method of accounting. During the nine months ended April 30, 2001, we advanced $3.6 million to R4 Tech. At April 30, 2001, we had cumulative advances outstanding of approximately $4.5 million to R4 Tech. We anticipate providing additional advances to R4 Tech as needed until such time that R4 Tech is able to obtain its own financing, which we currently expect to occur by July 31, 2001.

         On September 7, 2000, we completed a private placement of 1,716,667 shares of our Series A Convertible Preferred Stock to two institutional investors under common management and three individuals, including Billy D. Prim, our Chairman, Chief Executive Officer and President, and Andrew J. Filipowski, our Vice Chairman, for an aggregate purchase price of approximately $10.3 million. Messrs. Prim and Filipowski invested $50,000 and $250,000 for 8,333 and 41,667 shares of Series A Convertible Preferred Stock, respectively. We used the aggregate net proceeds of approximately $9.6 million from our preferred stock private placement to repay $7.0 million of our term debt, and the balance was used for general working capital. In connection with this issuance of the Series A

Convertible Preferred Stock we have agreed to pay William Blair & Co. a placement fee of $500,000 in cash and have issued a five-year warrant to purchase 16,667 shares of common stock at $6.00 per share.

         The Series A Convertible Preferred Stock accrues a cumulative dividend on the 20th day of December, March, June, and September of each year based on an annual rate of 5% through September 7, 2003; 12% from September 8, 2003 through September 7, 2004; and 15% thereafter. At our election, the dividend may be paid in cash, in shares of common stock, or a combination of cash and shares of common stock. If we elect to pay the dividend in shares of common stock, the shares will be valued based on a 30-day trailing average ending three business days prior to the date the shares are authorized to be issued. As of April 30, 2001, we had accrued dividends on the outstanding shares of Series A Convertible Preferred Stock of $556,000.

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

         On October 26, 2000, we completed the acquisition of QuickShip, Inc., a retail shipping service company previously based in Lenexa, Kansas. QuickShip, our wholly owned subsidiary, provides consumers with a convenient, full-service, in-store postal and parcel shipping depot and provides retailers with an additional revenue source. The aggregate purchase price, including certain acquisition costs, was approximately $9.8 million of which approximately $1.0 million was paid in cash and deferred payments, $86,000 in a five-year warrant to purchase 100,000 shares of common stock with an exercise price of $6.00 per share, $2.0 million in liabilities assumed, with the balance of $6.8 million paid in the form of Series A Convertible Preferred Stock at $6.00 per share. Currently, QuickShip offers its service at over 200 retail locations in 29 states, and we intend to expand the number of locations to include many of those currently offering Blue Rhino cylinder exchange and other products. Since its inception and prior to its acquisition by us, QuickShip had incurred significant costs to develop, design and market its retail shipping and related services and the proprietary technology necessary to provide these services. We believe that we acquired a technologically feasible service, which we intend to enhance internally and fully integrate with our existing systems. We estimate that QuickShip will be dilutive to earnings before interest, taxes, depreciation, and amortization (EBITDA) by approximately $.6 million in fiscal 2001 and will be further dilutive to earnings as a result of the expected depreciation and amortization expense. For fiscal 2002, we currently project QuickShip to be accretive to EBITDA.

         In June 2000, we amended and increased our existing bank Credit Facility. The amended Credit Facility consists of three separate facilities -- a $38 million revolving line of credit for general corporate purposes; a $7 million term facility that was paid in full in October 2000; and a $10 million seasonal line for general corporate purposes available from July through November 2000. The Credit Facility requires us to meet certain covenants, including minimum net worth and cash flow requirements. At April 30, 2001, the balance on the Credit Facility was $45.1 million. The Credit Facility is collateralized by a lien on substantially all of our assets.

         As of and for the three months ended April 30, 2001, we were not in compliance with certain financial covenants under the Credit Facility and were in default on the $10 million seasonal overline, which constituted events of default. Pursuant to a forbearance agreement entered into as of May 1, 2001, the lender will forbear through June 30, 2001 from exercising any right arising from the existence of the acknowledged events of default, including but not limited to its right to accelerate the indebtedness under the Credit Facility. The forbearance agreement continues the increased interest rates on the Credit Facility previously agreed upon from a maximum rate of LIBOR plus 2.75% to the prime rate plus 3.0%.

         We intend to refinance the Credit Facility prior to the forbearance expiration date of June 30, 2001. We are currently negotiating with our primary bank lender and another prospective lender to amend the Credit Facility and to increase our borrowing availability. In connection with this refinancing, we expect to incur refinancing costs of approximately $500,000 that will be expensed in the fourth quarter of fiscal 2001. In the event that the Company's efforts to refinance are unsuccessful and if the forbearance agreement is not extended, the Company would likely experience a material adverse impact on its financial condition, liquidity, and results of operations.

         We anticipate that our total capital expenditures for fiscal 2001, excluding acquisitions, will be approximately $10.0 million, and will relate primarily to cylinders, cylinder displays and computer technology. Our capital expenditure and working capital requirements in the foreseeable future will change depending on the rate of our expansion, our operating results and any other adjustments in our operating plan as needed in response to competition, acquisition opportunities or unexpected events. We believe that our existing borrowing capacity under the Credit Facility together with expected additional borrowing capacity currently being negotiated and cash provided by operations, will be sufficient to meet our working capital requirements through fiscal 2001. However, there can be no assurance that we will not seek or require additional capital in the future as a result of expansion or otherwise, or that such additional capital will be available on terms that are not dilutive to our current stockholders or at all.

SEASONALITY

         We have experienced and expect to continue to experience significant seasonal fluctuations in our revenues and net income (loss). Historically, our revenues have been highest in our third and fourth quarters, which include the majority of the grilling season, and lowest in our first and second quarters. We experienced increased revenues during our first and second quarters in fiscal 2001 as a result of our acquisition of Uniflame in April 2000 and currently expect the increased revenues in those quarters to continue, as they include the months in which Uniflame historically shipped the majority of its products. Sustained periods of poor weather, particularly in the spring and summer seasons, can negatively impact our revenues. Our rate of establishing new retail locations and expenses incurred in anticipation of increased sales also cause quarterly fluctuations in our results of operations. Accordingly, the results of operations in any quarter will not necessarily be indicative of the results that we may achieve for a full fiscal year or any future quarter.

INFLATION

         We do not believe that inflation has had a material adverse effect on our revenues, cost of sales or our results of operations. There can be no assurance that our business will not be affected by inflation in the future.

PRICE OF PROPANE

         Over the twelve months ended April 30, 2001 there have been dramatic increases in fuel costs and propane has reached unusually high levels. If fuel costs rise for an extended period, our gross margins and results of operations could be negatively affected due to additional costs that may not be fully recovered through an increase in our price to our customers. On March 1, 2001, we initiated a propane price hedging strategy that we believe will reduce our gross margin risk resulting from fluctuations in the price of propane. Our strategy is designed to reduce exposure to the fuel cost component of a significant portion of our total cylinder exchange volume.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are exposed to market risk related to changes in interest rates on borrowings under our Credit Facility. The Credit Facility bears interest based on the prime rate and is collateralized by cylinders held under operating leases with our independent distributors. The operating leases currently yield 1% of the cylinder value monthly (approximately 12% annually) and continue until either party terminates upon 60 days written notice to the other party. Upon any significant increase in the prime rate, we would attempt to renegotiate the operating leases with our independent distributors with the intent of mitigating our interest rate exposure on the Credit Facility. However, there can be no assurance that we would be successful in such renegotiations or that we would be able to mitigate any or all of the interest rate risk. To quantify our exposure to interest rate risk, a 100 basis point increase in interest rates would have increased interest expense for the nine months ended April 30, 2001 and 2000 by approximately $266,000 and $123,000, respectively. Actual changes in interest rates may differ materially from the hypothetical assumptions used in computing this exposure.

         We use derivative financial instruments to manage exposure to fluctuations in interest rates on our Credit Facility. These derivative financial instruments, which are generally swap agreements, are not entered into for trading purposes. A swap agreement is a contract to exchange a floating rate for a fixed rate without the exchange of the underlying notional amount. In fiscal 2000, we entered into an interest rate swap agreement with a notional amount of $10 million as a hedge of our variable interest rate debt represented by the Credit Facility. Under the swap agreement, which expires in July 2003, we pay a fixed rate of 7.36% and receive a rate equivalent to the one-month LIBOR. In February 2001, the interest rate on the Credit Facility was changed to a rate based on the prime rate and is no longer based on the benchmark interest rate of LIBOR. However, for the three month period ending April 30, 2001, the interest rate swap was still an effective cash flow hedge.

         We are exposed to commodity price risk related to changes in the price of propane. If propane prices rise for an extended period, our gross margins and results of operations could be negatively affected due to additional costs that may not be fully recovered through an increase in our price to our customers. Assuming that propane prices are not hedged and any increase cannot be recovered through an increase in our price, a $.01 increase in the price per gallon of propane would reduce the gross margin in our cylinder exchange segment by approximately .2% or 20 basis points. Actual changes in margins may differ materially from the hypothetical assumptions used in computing this exposure. We have restructured our payment obligations to distributors and entered into a series of monthly option contracts that are designed to reduce exposure to the propane cost component of a significant portion of our total cylinder exchange volume.

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


                          PART II -- OTHER INFORMATION



ITEM 3.   DEFAULTS UPON SENIOR SECURITIES:

         As of and for the three months ended April 30, 2001, we were not in compliance with certain financial covenants under our Credit Facility and were in default on the $10 million seasonal overline, which constituted events of default. At April 30, 2001, the balance on the Credit Facility, which is collateralized by a lien on substantially all of our assets, was $45.1 million. Pursuant to a forbearance agreement entered into as of May 1, 2001, the lender will forbear through June 30, 2001 from exercising any right arising from the existence of the acknowledged events of default, including but not limited to its right to accelerate the indebtedness under the Credit Facility. For additional information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."




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

                  10.1 -- Third Forbearance and Modification Agreement entered into as of May 1, 2001 by and among the Company, each of its subsidiaries and Bank of America, N.A.

         (b) Reports on Form 8-K:

         The Company did not file any reports on Form 8-K during the three months ended April 30, 2001.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                             Blue Rhino Corporation

Date: June 13, 2001          By: /s/ Billy D. Prim
                                 -----------------------------------------------
                                 Chairman, President and Chief Executive Officer

Date: June 13, 2001          By: /s/ Mark Castaneda
                                 -----------------------------------------------
                                 Chief Financial Officer