Form 10-K
period 2001-07-31
BLUE RHINO CORP
filed 2001-10-09
CIK 1034379

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

               FOR THE FISCAL YEAR ENDED JULY 31, 2001

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

                                      None
                             ---------------------
          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                  Common Stock
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     At September 17, 2001, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $15,573,517.

     At September 17, 2001, the number of shares outstanding of registrant's common stock was 9,279,152.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the registrant's proxy statement with respect to the 2001 annual meeting of stockholders of the registrant have been incorporated by reference in Part III of this Annual Report on Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K contains forward-looking statements that relate to our plans, objectives, estimates, goals and future financial performance. Words such as "may," "will," "should," "expects," "intends," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," and variations of such words and similar expressions, identify such forward-looking statements. Our business is subject to numerous risks and uncertainties, including our ability to place Blue Rhino cylinder exchange at additional retail locations, our ability to integrate acquisitions, our ability to mitigate the effects of high propane commodity prices successfully and our ability to launch new products and services successfully. These and other risks and uncertainties, many of which are addressed in the sections entitled "Business -- Additional Factors that may Affect our Business and Future Results" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," could cause our actual results, performance and developments to be materially different from those expressed or implied by any of these forward-looking statements.

                             ADDITIONAL INFORMATION

     The Blue Rhino name and logo, the names RhinoTUFF(R), Tri-Safe(R), Bison(R), Uniflame(R), UniGrill(R), DuraClay(R), GardenArt(R), America's Choice For Grill Gas(R), Endless Summer(TM), Endless Summer Comfort(TM), Grill Gas & Design,(TM) Harmony(TM) and ShippingSpot(TM) are our registered and pending trademarks. This Annual Report on Form 10-K also includes trademarks of companies other than the registrant.

                             BLUE RHINO CORPORATION

                                     INDEX

                                  PART I
Item 1:   Business....................................................    1
Item 2:   Properties..................................................    8
Item 3:   Legal Proceedings...........................................    8
Item 4:   Submission of Matters to a Vote of Security Holders.........    8
                                  PART II
Item 5:   Market for the Registrant's Common Equity and Related
          Stockholder Matters.........................................    9
Item 6:   Selected Consolidated Financial Data........................   10
Item 7:   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   11
Item 7A:  Quantitative and Qualitative Disclosures About Market
          Risk........................................................   18
Item 8:   Financial Statements and Supplementary Data.................   20
Item 9:   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   44
                                 PART III
Item 10:  Directors and Executive Officers............................   45
Item 11:  Executive Compensation......................................   45
Item 12:  Security Ownership of Certain Beneficial Owners and
          Management..................................................   45
Item 13:  Certain Relationships and Related Transactions..............   45
                                  PART IV
Item 14:  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................   46

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     We are the leading national provider of propane grill cylinder exchange as well as a leading provider of complimentary propane and non-propane products to consumers through many of the world's greatest retailers. Our branded propane grill cylinder exchange service is offered at more than 27,000 retail locations in 46 states and Puerto Rico at leading home improvement centers, mass merchants, hardware, grocery and convenience stores, including Home Depot, Lowe's, Wal-Mart, Sears, Kmart, Kroger, Food Lion, Winn-Dixie, SuperAmerica, Circle K and ExxonMobil. Propane grill cylinder exchange provides consumers with a safe and convenient alternative to traditional propane tank refilling.

     We are a brand marketing company focused on increasing consumer demand, increasing market share, managing retailer and distributor relationships and managing our proprietary management information systems to leverage our transactional infrastructure. Our 44 independent distributors focus on the operational infrastructure of our cylinder exchange service including refilling, refurbishing and direct-store delivery of grill cylinders to retailers. We believe that our distributor network affords us the opportunity to service approximately 90% of the cylinder exchange markets in the United States.

     Our products business segment is focused on propane appliances like propane grills and patio heaters that use grill cylinders as their fuel source in order to increase consumer demand for grill cylinder exchange. This segment was significantly expanded with our April 2000 acquisition of Uniflame Corporation, an import and design company. In addition, we offer non-propane products including charcoal grills, fireplace accessories and garden products. These products are sold through many of the same home improvement centers and mass merchants that offer our branded cylinder exchange service, as well as hearth and department stores throughout the United States. Also, through our acquisition of QuickShip, Inc. in October 2000, we offer in-store retail shipping services, primarily at major grocery chains.

OUR MARKET

     The market for propane grill cylinder exchange is a large and growing market, which we currently estimate to be a $1 billion annual market opportunity. We believe we can increase this market opportunity by offering new propane appliances by importing products. Based on the 1999 Barbecue Grill Usage and Attitude Study conducted on behalf of the Barbecue Industry Association of America (BIA), we believe that approximately 42 million United States households own a propane grill. The BIA reports that, since 1997, sales of propane grills have exceeded the combined annual sales of charcoal, natural gas and electric grills.

     The BIA study also estimates that the average propane grill owner uses 1.9 cylinders of propane per year, which results in an estimated 80 million cylinder transactions per year. According to the BIA study, propane grill cylinder exchange, as opposed to the traditional refilling of empty cylinders, represents approximately 25% of all cylinder transactions, an increase from less than 10% in 1995. Our growth has come from converting consumers from the traditional refilling of empty cylinders, which we believe still represents approximately 75% of the market, to our convenient and safe alternative of propane grill cylinder exchange.

OUR STRATEGY

     Our objective is to strengthen our position as the leading national provider of cylinder exchange by providing the greatest value to consumers and providing a return to our stakeholders. The key elements of our strategy to achieve this objective are:

     Increase Demand for Propane Grill Cylinder Exchange. We intend to implement the following sub-strategies:

     - Promote the Blue Rhino Brand and Consumer Awareness of Cylinder Exchange. We have created a distinctive Blue Rhino brand name and logo that we prominently feature on cylinder sleeves and display racks. In addition, we undertake brand marketing and promotional initiatives, including point of purchase displays, print media and cooperative advertising, and engage in cross-marketing promotions with other barbecue-related products. We have also selectively placed targeted broadcast and print media advertising campaigns that focus on raising consumer awareness of our cylinder exchange program and are actively involved with consumer, trade and regulatory associations in an effort to promote the growth of cylinder exchange.

     - Capitalize on New Overfill Prevention Device (OPD) Government Regulations. The National Fire Protection Association (NFPA) requires that all propane cylinders refilled after April 1, 2002 be fitted with an OPD valve. As a result of this new safety standard many of the cylinders that are currently being presented at refill centers will become obsolete and the consumer will be forced to purchase or exchange for a new cylinder that meets the safety standards. We plan to undertake a consumer education campaign to encourage consumers to upgrade their cylinders at one of our convenient 27,000 cylinder exchange locations. We estimate that there are approximately 40 million cylinder valves that will become obsolete in April 2002.

      - Investment in Valve Changing Capacity. We have made a significant investment in the specialized equipment required to increase our valve changing capacity to satisfy the expected demand to convert non-OPD cylinders into OPD cylinders. In May 2000, R4 Technical Center -- North Carolina, LLC, in which we own a 49% interest, commenced operations of an automated propane bottling and cylinder refurbishing plant. Manchester Tank & Equipment Co. owns a 50% interest in this joint venture, and Platinum Propane, LLC owns the remaining 1% interest in this joint venture. We believe this facility utilizes the most advanced technology in the industry, is the only facility of its kind in North America and has more valve changing capacity than the rest of the industry combined. We expect it to provide greater cost efficiencies and quality control for refilling and refurbishing cylinders.

      - Overfill Prevention Device (OPD) Valves. We expect to sell to our distributors our Underwriters Laboratories-approved OPD valve, which automatically stops the flow of liquid propane gas into the cylinder when the cylinder is full, to capitalize on the market created by NFPA standards.

     - Market Propane Appliances that Use Grill Cylinders as Their Fuel
       Source. In April 2000, we acquired substantially all of the assets of Uniflame, Inc. (now Uniflame Corporation). Uniflame's core competencies are designing and importing products, which are sold through major retailers such as Home Depot, Lowe's, Wal-Mart and Sears. Uniflame currently offers propane grills, patio heaters and portable patio heaters, and we expect Uniflame to seek additional propane-fueled products where it can ensure quality manufacturing and sell through the same major retailers that offer the branded Blue Rhino cylinder exchange service.

      - Patio Heaters. In April 2000, we acquired substantially all of the assets of International Propane Products, LLC, the designer and importer of our Endless Summer patio heaters, which we began selling in December 1998. Our patio heaters use the same cylinders as propane grills, and we believe they will increase the counterseasonal demand for cylinder exchange. Uniflame manages the further development, marketing and sales of patio heaters.

     - Develop and Selectively Expand our Retailer Relationships. We target the following four categories of retailers for cylinder exchange: home centers/hardware stores, mass merchants, grocery stores and convenience stores. Our relationships with major retailers such as Home Depot, Lowe's, Wal-Mart, Sears, Kmart, Kroger, Food Lion, Winn-Dixie, SuperAmerica, Circle K and ExxonMobil allow us to place cylinders in a large number of convenient, high traffic locations. We seek to develop and selectively expand our relationships with retailers in the following ways:

      - Expand into New Locations of our Existing Retailers. We work closely with our largest retail accounts to coordinate the rollout of our cylinder exchange service in conjunction with the opening of their new locations.

      - Selectively Establish Relationships with New Retailers. We believe there are approximately 225,000 potential grill cylinder exchange locations in our targeted markets, of which we currently service more than 27,000. We establish new retail relationships through direct sales and by acquisition. During fiscal 2001, we added approximately 2,000 new locations, net of discontinued locations. We continually review our existing locations to ensure they meet our criteria, de-install non-performing locations and relocate those assets to more suitable locations.

     Continuously Improve Infrastructure to Support Growth in Cylinder Exchange Transactions. In the last five years, we have developed what we believe to be the most advanced and efficient direct-store delivery infrastructure servicing retailers. We will continue to invest in processes and systems to enhance our ability to handle significant growth while minimizing incremental costs.

     - Utilize Proprietary Management Information Systems (MIS) to Enhance Efficiency. We have developed and intend to continue to enhance our sophisticated data warehouse to streamline our operations. We furnish each distributor with a Blue Rhino-developed handheld device that serves as the data collection point and integrates with our desktop computer system to allow us to provide the retailer and the distributor with a detailed on-line transaction and inventory history as well as demand forecasts. This system also allows us to bill and collect from retailers through an electronic gateway, thereby eliminating data entry of transactions and the handling of paper documents. The reporting system enables the distributor to better manage inventory and forecast sales volumes and reduces errors and administrative costs for both the retailer and the distributor.

     - Leverage National Distributor Network. We have also established a network of 44 independent distributors that we believe cover approximately 90% of the cylinder exchange markets in the United States. We plan to leverage this network by increasing each distributor's market penetration through increased consumer demand for cylinder exchange and the selective addition of new retail locations. We assist our distributors' ability to service accounts by providing cylinder and cylinder display leasing, electronic billing systems through handheld terminals and other information technology and by arranging for consolidated propane purchasing, store training and retail merchandising.

     Market Products and Services that Leverage our Infrastructure and Offset our Seasonality. We expect to continue to pursue product and service opportunities that allow us to leverage our existing corporate infrastructure and offset the seasonality of our core propane grill cylinder exchange business. These opportunities currently include:

     - Barbecue grills, fireplace accessories and garden products. Uniflame Corporation, our wholly owned subsidiary, currently offers the propane-fueled products described above, as well as non-propane products like charcoal grills, fireplace accessories and an array of garden products, that are sold through major retailers such as Home Depot, Lowe's, Wal-Mart and Sears. These products provide leverage with manufacturers and offset our fixed infrastructure costs.

     - Retail Shipping Services. QuickShip, Inc., another of our wholly owned subsidiaries, offers in-store, retail shipping services that provide consumers with a convenient, full-service, in-store postal and parcel shipping depot and retailers with a new revenue source. We expect QuickShip to leverage our existing corporate infrastructure and to generate revenues during non-peak cylinder exchange periods.

COMPETITION

     The grill cylinder refilling industry is highly fragmented and competitive. Competition in our industry is based primarily upon convenience, quality of product, service, historical relationships, perceived safety and price. The 1999 BIA study states that 75% of consumers refill their grill cylinder rather than exchange their cylinders. Accordingly, our primary competition currently comes from the approximately 20,000 bulk refilling stations owned and operated by propane dealers, as well as certain rental outlets, recreational vehicle centers and hardware stores.

GOVERNMENTAL REGULATION

     The storing and dispensing of propane is governed by guidelines published by the National Fire Protection Association in Pamphlets 54 and 58. Recent National Fire Protection Association initiatives include a requirement that all grill cylinders placed in use or recertified after September 30, 1998, and all grill cylinders refilled after April 1, 2002 must be fitted with an overfill prevention device (OPD) valve. Our distributors are also governed by local laws and regulations that vary by municipality and state. Typically, a distributor must obtain permits from a local fire marshal for each propane sales location. Our regional and corporate personnel assist the distributors in this process whenever feasible. We play an active role in drafting model state legislation through the National Propane Gas Association, an industry association, which attempts to create uniform state and local legislation to provide consumers, retailers and distributors with up-to-date safety regulations.

PROPRIETARY RIGHTS

     We have invested substantial time, effort and capital in establishing the Blue Rhino brand and believe that our trademarks are an important part of our business strategy. The Blue Rhino name and logo, the names RhinoTUFF(R), Tri-Safe(R), Bison(R), Uniflame(R), UniGrill(R), DuraClay(R), GardenArt(R), America's Choice For Grill Gas(R), Endless Summer(TM), Endless Summer Comfort(TM), Grill Gas & Design,(TM) Harmony(TM) and ShippingSpot(TM) are our registered and pending trademarks. In addition, we have patents issued for an Overflow Protection Valve Assembly and a Method for Reconditioning a Propane Gas Tank, as well as certain other applications pending. While we may apply for additional trademarks, patents or copyrights in the future, we cannot be sure that any trademark, patent or copyright will be issued, that any of our trademarks, patents or copyrights will be held valid if subsequently challenged or that others will not claim rights in or ownership of our trademarks, patents or copyrights and other proprietary rights.

SEASONALITY

     We have experienced and expect to continue to experience significant seasonal fluctuations in our revenues and net income (loss). Historically, our revenues have been highest in our third and fourth fiscal quarters, which include the majority of the grilling season, and lowest in our first and second fiscal quarters, which include the winter months. Our acquisition of Uniflame has, however, resulted in increased revenues in our first and second fiscal quarters, which include the months in which Uniflame historically has shipped the majority of its products. Sustained periods of poor weather, particularly in the spring and summer seasons, could negatively impact our revenues. Accordingly, the results of operations in any quarter will not necessarily be indicative of the results that we may achieve for a full fiscal year or any future quarter.

EMPLOYEES

     As of September 17, 2001, we had 137 employees, of whom 32 were engaged in sales and marketing, 6 in distributor services, 9 in information systems, 56 in administration and finance and 34 in warehouse functions. We have not experienced any work stoppages and believe we generally have good relations with our employees.

FINANCIAL INFORMATION ABOUT SEGMENTS

     In fiscal 2001, approximately $86.8 million, or 62.4%, of our revenues were derived from cylinder exchange and approximately $52.3 million, or 37.6%, of our revenues were derived from product sales. In fiscal 2000, approximately $68.8 million, or 87.3%, of our revenues were derived from cylinder exchange and approximately $10.0 million, or 12.7%, of our revenues were derived from product sales. In fiscal 1999, over 99% of our revenues were derived from cylinder exchange and less than 1% of our revenues were derived from product sales. For additional financial information regarding our individual business segments, see
Note 19 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

ADDITIONAL FACTORS THAT MAY AFFECT OUR BUSINESS AND FUTURE RESULTS

     Our revenues are concentrated with a limited number of retailers under nonexclusive arrangements that they may terminate at will. For fiscal 2001, Wal-Mart, Home Depot, and Lowe's represented approximately 26%, 20% and 9% of our net revenues, respectively. None of our significant retail accounts are contractually bound to offer Blue Rhino cylinder exchange or Uniflame products. Therefore, retailers can discontinue Blue Rhino cylinder exchange or sales of Uniflame products at any time and offer a competitor's cylinder exchange or products or none at all. Continued relations with a retailer depend upon various factors, including customer service, consumer demand, competition and cost. In addition, certain of our retailers have multiple vendor policies and may seek to offer a competitor's cylinder exchange program or products competitive with Uniflame's products at new or existing locations. If any significant retailer materially reduces, terminates or is unwilling to expand its relationship with us, our business may suffer.

     Service of our cylinder exchange retail locations is concentrated with a limited number of distributors. As of July 31, 2001, distributors controlled by two entities serviced approximately 39% of our cylinder exchange retail locations. Sales by these key distributors resulted in approximately 39% of our cylinder exchange net sales for fiscal 2001. The five distributors owned by Platinum Propane Holding, L.L.C. accounted for approximately 32% of our cylinder exchange net sales for fiscal 2001. If any of our major distributors were to reduce or terminate its relationship with us or suffer a disruption in service, our cylinder exchange business may suffer.

     Our retailer relationships depend heavily on our distributors' performance. We rely exclusively on independent distributors to deliver our products to retailers. Our success will depend on our ability to maintain existing distributor relationships and on the distributors' ability to set up and adequately service an expanding base of retail accounts. We exercise only limited influence over the resources that our independent distributors devote to cylinder exchange. We could suffer a loss of consumer or retailer goodwill if our distributors do not adhere to our quality control and service guidelines or fail to ensure an adequate and timely supply of cylinders at retail locations. The poor performance of a single distributor to a national retailer could jeopardize our entire relationship with that retailer and cause our business to suffer.

     If our distributors and management are unable to manage growth successfully, our business may suffer. The number of retail locations offering Blue Rhino cylinder exchange and our corresponding sales have grown significantly over the past several years along with the creation of our independent distributor network. For us to continue to grow, our distributors must be able to adequately service an increasing number of retail accounts. Certain distributors have experienced service problems in the past, particularly during peak demand periods such as holiday weekends. Our retailers impose demanding service requirements on us, and our retail relationships will be jeopardized if our distributors fail to meet these requirements. We must implement and improve operational and financial systems and train and manage our employee base in order to manage our expanding retailer and distributor relationships. If we fail to manage our growth effectively, our business may suffer.

     We face competition from the grill cylinder refilling industry and from other grill cylinder exchange providers. Major propane providers, such as AmeriGas Propane Partners, L.P., Cornerstone Propane Partners, L.P., Ferrellgas Propane Partners, L.P., Heritage Propane Partners, L.P. and Suburban Propane Partners, L.P., could establish new or expand their existing cylinder exchange businesses nationally. These major propane providers have greater resources than we do and may be able to undertake more extensive marketing campaigns and adopt more aggressive pricing policies than we can. We also compete with numerous regional cylinder exchange providers, which typically have operations in a few states, and with local cylinder exchange providers. If these competitors expand their cylinder exchange programs or new competitors enter the market or grow to compete with us on a national scale, our market share and gross margins could decrease.

     If we experience problems associated with the R4 Technical Center, our business may suffer. In April 2000, operations commenced at the R4 Technical Center, an automated propane bottling and cylinder refurbishing plant in North Carolina. If we are unable to attract, retain and manage qualified production personnel for the plant, or if for any reason we are unable to meet our production goals, achieve our targeted production costs or satisfy our distributors' needs, the ability of our distributors to service our retail accounts could be impacted and our business may suffer.

     As a result of our ownership interest, we recognize 49% of the R4 Technical Center's net earnings or losses. For the year ended July 31, 2001, we recognized approximately $2.57 million as our proportionate share of the R4 Technical Center's net losses. If the R4 Technical Center is unable to generate earnings, our business, financial condition and results of operations may suffer.

     If we are unable to manage the impact of new overfill prevention device valve guidelines, our business may suffer. Guidelines published by the National Fire Protection Association (NFPA) in Pamphlets 54 and 58 require that all grill cylinders refilled after April 1, 2002 must be fitted with an overfill prevention device valve. If our distributors or we cannot satisfy the demand for compliant cylinders such that our retailers maintain an adequate supply, our retailer relationships may suffer. In addition, we agree with our retailers in advance with regard to the price to them per cylinder exchange unit. When pricing, we make certain assumptions with regard to the number of cylinders that will already have an overfill prevention device valve, on which our margins will be greater, and the number of cylinders that will need an overfill prevention device valve. If our assumptions are wrong, our margins on sales to that retailer will be lower than expected, which may have an adverse effect on our financial condition and results of operations.

     We depend on management information systems to manage all aspects of our business effectively. We depend on our management information systems (MIS) to process orders, manage inventory and accounts receivable collections, maintain distributor and customer information, maintain cost-efficient operations and assist distributors in delivering products on a timely basis. In addition, our staff of MIS professionals relies heavily on the support of Information Management System Services (IMSS), a division of R. J. Reynolds Tobacco Company. Any disruption in the operation of our MIS, the loss of employees knowledgeable about such systems, the termination of our relationship with IMSS or our failure to continue to effectively modify such systems as our business expands could negatively affect our business.

     If we are unable to protect our intellectual property, we may lose assets or require costly litigation to protect our rights. We consider our trademarks, particularly the Blue Rhino logo and name, and the design of our product packaging to be valuable to our business and the establishment of our national branded cylinder exchange program. We rely on a combination of copyright and trademark laws and other arrangements to protect our proprietary rights and could incur substantial expense to enforce our rights under copyright or trademark laws. The requirement to change any of our trademarks, service marks or trade names could entail significant expense, result in the loss of any goodwill associated with that trademark, service mark or trade name, and impact our ability to apply for copyrights and additional trademarks in the future.

     Our business is subject to seasonal and quarterly fluctuations. Our quarterly operating results fluctuate significantly primarily because consumers grill most frequently in the spring and summer, especially in colder regions of the United States. As a result, we earn most of our cylinder exchange revenue during our third and fourth fiscal quarters ending April 30 and July 31 and a significant percentage of our product revenue during our first and second fiscal quarters ending October 31 and January 31, coinciding with the period in which Uniflame historically ships the majority of its products to retailers. Sustained periods of poor weather, particularly during the spring and summer, may negatively impact our total revenues and gross margin. Our timing and rate of establishing new retail locations and expenses incurred in anticipation of increased sales also may cause quarterly fluctuations in our results of operations. Accordingly, the results of operations in any quarter will not necessarily be indicative of the results that we may achieve for a full fiscal year or any future quarter.

     Propane supplies and costs are unpredictable and propane price increases could impact our profit margins. Our distributors purchase propane from natural gas providers and oil refineries that produce propane as a by-product of the refining process. The R4 Technical Center, the automated propane bottling and cylinder refurbishing plant in North Carolina, also purchases propane. The supply and price of propane fluctuates depending upon underlying natural gas and oil prices and the ability of suppliers to deliver propane. A substantial increase in propane prices could lead to decreased profit margins for us or our distributors and could impact our distributors' ability or desire to service our retail accounts.

     Propane is a volatile product and we face potential product liability. Propane is a gas which, if exposed to flame or high pressure, may ignite or explode, potentially causing significant property damage and bodily harm. In the past, fires and other incidents have occurred at refurbishing and refilling facilities operated by us and our distributors that resulted in bodily injuries and substantial property damage. Because of the volatility of propane, accidents may occur during the refurbishing, refilling, transport, storage, exchange, use or disposal of cylinders and other Blue Rhino products. Because the Blue Rhino name and logo are prominently displayed on all cylinders, cylinder displays and other Blue Rhino products, such as patio heaters, we could be subjected to damage claims. In addition, we could be subject to additional product liability for barbecue grills sold by Uniflame and for the failure of an overfill prevention device (OPD) valve, regardless of whether such valve was fitted on a Blue Rhino cylinder.

     We could also be subject to claims related to manufacturing defects or workplace accidents at the R4 Technical Center. If an accident happens, we could incur substantial expense, receive adverse publicity and suffer a loss of sales. A cylinder-related accident involving personal injury could result in product liability actions against us or our distributors and could affect the willingness of retailers to offer or consumers to use cylinder exchange. Adverse publicity relating to any such incident could also affect our reputation and the perceived benefits of cylinder exchange. Furthermore, we cannot be sure that insurance will provide sufficient coverage in any particular case or that we or our distributors will be able to continue to obtain insurance coverage at acceptable levels and cost.

     In August 2000, 4,700 Blue Rhino propane cylinders filled at the R4 Technical Center were recalled after the cylinder valves were found to have missing or damaged internal seals. We instructed our distributors to inventory the cylinders at their plants and retail locations and to remove any cylinders with the recalled valves. However, we cannot be sure that all the recalled valves have been removed from circulation. We have not received any reports of injuries, but the potential defects could cause propane leaks, which can pose the risk of fire, explosion and burn injuries, and could lead to one or more of the adverse consequences described above.

     Propane is a heavily regulated product. Federal, state and local authorities regulate the transportation, handling, storage and sale of propane in order to protect consumers, employees, property and the environment. The handling of propane in most regions of the United States is governed by guidelines published by the NFPA in Pamphlets 54 and 58. These guidelines require that all cylinders produced or recertified after September 30, 1998, and all grill cylinders refilled after April 1, 2002 must be fitted with an OPD valve. Failure of our distributors to comply with these regulations could subject us to potential governmental action for violation of such regulations, which could result in fines, penalties and/or injunctions.

     Varying local permitting processes affect our retail locations. Local ordinances, which vary from jurisdiction to jurisdiction, generally require retailers to obtain permits to store and sell propane cylinders. These ordinances influence retailers' acceptance of cylinder exchange, distribution methods, cylinder packaging and storage. The ability and time required to obtain permits varies by jurisdiction. Delays in obtaining permits have from time to time significantly delayed the installation of new retail locations. Some jurisdictions have refused to issue the necessary permits, which has prevented some installations. Certain jurisdictions may also impose additional restrictions on our ability to market and our distributors' ability to transport cylinders or otherwise maintain our cylinder exchange program. Revisions to these regulations or violations of current or future regulations by us or our distributors may cause our business to suffer.

     We depend on our suppliers. To adequately service our retail accounts, our distributors need a sufficient supply of cylinders and valves. There are only two major cylinder suppliers and only six major valve suppliers in the U.S. market. If our distributors are unable to obtain sufficient quantities of cylinders or valves, delays or reductions in cylinder availability could occur, which may cause our business to suffer.

     Our products segment is reliant on suppliers based in China. We rely on the products segment of our business, conducted through Uniflame, for a significant percentage of our net sales. Uniflame imports a substantial percentage of its products from companies based in China. As a result, Uniflame may be adversely affected by changes in the prevailing political or economic climates in China. In addition, if China were to lose its "most favored nation" trade status with the United States, there would likely be an increase in duty for Uniflame's products, which may cause our business, financial condition and results of operations to suffer.

     Our retail shipping services require significant investment. QuickShip, Inc. has invested substantial resources to develop, install and support its retail shipping system prior to receipt of any revenues from those services. QuickShip's business model generally permits the grocery store or other retailer to offer the service to its customer and to pay QuickShip based on each time a customer accesses the system. Accordingly, there is no assurance that QuickShip will be able to recover its investment incurred to install its system with any particular grocery store or other retailer, or with all such grocery stores and other retailers.

     Terrorist Attacks and Threats or Actual War Create Uncertainty. Terrorist attacks in the United States on September 11, 2001, as well as subsequent events occurring in response or connection to them, including, without limitation, future terrorist attacks against United States targets, rumors or threats of war, actual war or conflicts involving the United States or its allies or military or trade disruptions impacting our domestic or foreign suppliers of products, may impact our products segment, including, among other things, causing delays or losses in the supply or delivery of products and decreased sales of our products. More generally, any of these events could cause consumer confidence and spending to decrease or result in increased volatility in the U.S. and worldwide financial markets and economy. They also could result in or lengthen economic recession in the U.S. or abroad. Any of these occurrences may have a significant impact on our business, financial condition and results of operations and may result in the volatility of the market price for our common stock and on the future price of our common stock.

ITEM 2.  PROPERTIES

     We lease our Winston-Salem, North Carolina headquarters from Rhino Real Estate, LLC, a company affiliated with two of our directors. Pursuant to the terms of the lease, we pay annual rent of approximately $233,000, plus our allocable share of all taxes, utilities and maintenance. The lease terminates on December 31, 2001 and includes an option to renew for one three-year term. We currently expect to exercise our option to renew.

     Uniflame Corporation, our wholly owned subsidiary, leases an office/warehouse facility located in Zion, Illinois from H & M Enterprises, LLC, a company affiliated with the president of Uniflame. Pursuant to the terms of the lease, Uniflame pays annual rent of approximately $308,000, plus our allocable share of all taxes, utilities and maintenance. The lease terminates on March 31, 2005. This facility is used by Uniflame in the conduct of our product sales business segment.

     In the opinion of our management, our properties have been well maintained, are in sound operating condition and contain all equipment and facilities necessary for us to operate at present levels.

ITEM 3.  LEGAL PROCEEDINGS

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

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     Our common stock is traded on the Nasdaq National Market under the symbol "RINO." The table below shows the high and low per share sales prices of our common stock for the periods indicated, as reported by the Nasdaq National Market. As of September 17, 2001, there were 134 record holders of our common stock.

                                                              PRICE RANGE OF
                                                               COMMON STOCK
                                                              ---------------
                                                               HIGH     LOW
                                                              ------   ------
FISCAL YEAR ENDED JULY 31, 2001
  First Quarter.............................................  $ 8.00   $ 3.25
  Second Quarter............................................    4.00     2.13
  Third Quarter.............................................    4.41     2.06
  Fourth Quarter............................................    6.41     3.55

                                                              PRICE RANGE OF
                                                               COMMON STOCK
                                                              ---------------
                                                               HIGH     LOW
                                                              ------   ------
FISCAL YEAR ENDED JULY 31, 2000
  First Quarter.............................................  $10.00   $ 6.00
  Second Quarter............................................   10.44     7.63
  Third Quarter.............................................   15.50     7.88
  Fourth Quarter............................................   10.06     7.81

     We have never declared or paid any cash dividends on shares of our common stock. We currently intend to retain all earnings for future growth and, therefore, do not anticipate paying any cash dividends in the foreseeable future. Payments of cash dividends are prohibited by certain of our existing financing agreements and may be prohibited in the future under then existing financing agreements. Even if not prohibited by our financing agreements, the payment of cash dividends in the future will, subject to applicable law, be at the discretion of the Board of Directors, and there can be no assurance that we will pay any dividends in the future. Our outstanding Series A Convertible Preferred Stock accrues a dividend payable in cash or shares of common stock. Subject to obtaining any consent required under our financing agreements, we may pay such accrued dividend in cash.

     On June 15, 2001, we completed a $15 million private placement of subordinated debt to an institutional investor. In connection with the placement of the debenture, we issued a warrant to the investor to purchase 1,372,071 shares of our common stock, with an exercise price of $3.8685 per share (subject to adjustment for organic changes and for certain future issuances below the then-existing exercise price). The warrant can be exercised at the holder's discretion in whole or in part until the later of June 15, 2011 or five years after payment of all amounts due under the debenture. We issued the debenture and the warrant in reliance on the exemption from registration provided by Rule 506 promulgated under Section 4(2) of the Securities Act of 1933, as amended, based on representations received from the investor with regard to its status as an accredited investor and the nature of the arms'-length, negotiated transaction. The holder of the warrant has certain registration rights.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated statement of operations and balance sheet data of the Company as of and for the periods ended July 31, 2001, 2000, 1999, 1998 and 1997 have been derived from our audited consolidated financial statements. The financial data set forth below should be read in conjunction with "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8 -- Financial Statements and Supplementary Data -- Consolidated Financial Statements of the Company and Related Notes Thereto" included elsewhere herein.

                                                                   FISCAL YEAR ENDED
                                                  ----------------------------------------------------
                                                  JULY 31,   JULY 31,   JULY 31,   JULY 31,   JULY 31,
                                                    2001       2000       1999       1998       1997
                                                  --------   --------   --------   --------   --------
                                                          (IN THOUSANDS, EXCEPT PER SHARE AND
                                                                 RETAIL LOCATIONS DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net revenues....................................  $139,063   $78,733    $53,820    $27,938    $14,506
Operating costs and expenses:
  Cost of sales.................................   106,783    57,994     38,661     20,525     11,644
  Selling, general and administrative...........    19,794    13,469      8,539      6,338      5,124
  Depreciation and amortization.................     8,461     4,717      2,872      1,278        873
  Nonrecurring items(1).........................        --        --         --        476        970
                                                  --------   -------    -------    -------    -------
          Total operating costs and expenses....   135,038    76,180     50,072     28,617     18,611
                                                  --------   -------    -------    -------    -------
          Income (loss) from operations.........     4,025     2,553      3,748       (679)    (4,105)
Other expenses (income):
  Interest expense..............................     5,134     2,188        837      1,707      1,665
  Other, net....................................      (301)       16        (48)      (234)      (186)
                                                  --------   -------    -------    -------    -------
          Income (loss) before other
            non-operating expenses..............      (808)      349      2,959     (2,152)    (5,584)
Other non-operating expenses:
  Loss on investees(2)..........................     2,572       403        311        324         --
  Nonrecurring items (1)........................       449        --        551         --         --
                                                  --------   -------    -------    -------    -------
          Income (loss) before income taxes and
            extraordinary loss..................    (3,829)      (54)     2,097     (2,476)    (5,584)
Income taxes....................................       123        32         30         --         --
                                                  --------   -------    -------    -------    -------
          Income (loss) before extraordinary
            loss................................    (3,952)      (86)      2067     (2,476)    (5,584)
Extraordinary loss, net.........................        --       486         --         --         --
                                                  --------   -------    -------    -------    -------
          Net income (loss).....................  $ (3,952)  $  (572)   $ 2,067    $(2,476)   $(5,584)
Preferred dividends.............................       770        --         --        596        687
                                                  --------   -------    -------    -------    -------
          Income (loss) available to common
            stockholders(3).....................  $ (4,722)  $  (572)   $ 2,067    $(3,072)   $(6,271)
                                                  ========   =======    =======    =======    =======
Earnings (loss) per common share:
  Basic and diluted.............................  $  (0.41)  $ (0.07)   $  0.27    $ (1.04)   $ (3.74)
                                                  ========   =======    =======    =======    =======
  Pro forma diluted.............................  $  (0.41)  $ (0.07)   $  0.27    $ (0.49)   $ (1.27)
                                                  ========   =======    =======    =======    =======
Shares used in per share calculations:
  Basic.........................................    11,641     8,736      7,645      2,945      1,678
                                                  ========   =======    =======    =======    =======
  Diluted(4)....................................    11,641     8,736      7,787      2,945      1,678
                                                  ========   =======    =======    =======    =======
  Pro forma diluted(5)..........................    11,641     8,736      7,787      5,077      4,406
                                                  ========   =======    =======    =======    =======
SELECTED OPERATING DATA:
Retail locations (at period end)................    27,000    25,000     18,500      9,500      4,400
Cylinder transactions...........................     6,243     4,995      3,710      2,201      1,239

                                                                   FISCAL YEAR ENDED
                                                  ----------------------------------------------------
                                                  JULY 31,   JULY 31,   JULY 31,   JULY 31,   JULY 31,
                                                    2001       2000       1999       1998       1997
                                                  --------   --------   --------   --------   --------
                                                          (IN THOUSANDS, EXCEPT PER SHARE AND
                                                                 RETAIL LOCATIONS DATA)
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents.......................  $  1,044   $ 1,079    $   913    $ 5,908    $   325
Working capital.................................    18,761     5,667      7,442      9,442        737
Total assets....................................   127,344   108,175     59,899     30,470      9,974
Long-term obligations, less current
  maturities....................................    53,171    42,396     24,111        260     16,110
Convertible redeemable preferred stock..........        --        --         --         --      8,936
Total stockholders' equity (deficit)............    54,909    41,952     27,338     24,816    (18,488)

---------------

(1) See Note 20 of Notes to Consolidated Financial Statements for an explanation of these items in fiscal 2001 and fiscal 1999. During fiscal 1998 and fiscal 1997, the Company made changes to its business strategy, including the conversion to an independent distributor network. As a result, the Company recorded certain nonrecurring charges in both years.
(2) See Note 9 of Notes to Consolidated Financial Statements for an explanation of these items for fiscal years 2001, 2000, and 1999. During fiscal 1998, the Company had a loss on investee related to its convertible loan to Bison Valve, LLC.
(3) See Note 11 for Fiscal 2001 explanation. Dividends payable on our redeemable preferred stock (the "Old Preferred Stock") were $596 for fiscal 1998 and $687 for fiscal 1997. The Old Preferred Stock was converted into shares of common stock in May 1998.
(4) For fiscal years 2001, 2000, 1998 and 1997, the weighted average number of shares outstanding excludes the effect of the exercise of all outstanding stock options and warrants and the conversion of the Old Preferred Stock into shares of common stock because such exercise or conversion would be anti-dilutive.
(5) The unaudited pro forma information assumes the conversion of Old Preferred Stock, Old Preferred Stock dividends and the exercise of outstanding warrants in conjunction with the Company's initial public offering in May 1998, effective as of the beginning of the first year presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with "Item 6 -- Selected Consolidated Financial Data" and our Consolidated Financial Statements and Notes thereto included in Item 8 of this Annual Report on Form 10-K.

OVERVIEW

     Blue Rhino was founded in March 1994 and has become the leading national provider of propane grill cylinder exchange as well as a leading provider of complimentary propane and non-propane products to consumers, with Blue Rhino cylinder displays at more than 27,000 retail locations in 46 states and Puerto Rico. Cylinder exchange provides consumers with a convenient means to exchange empty grill cylinders for clean, safe, precision-filled cylinders. We offer cylinder exchange at many major home improvement centers, mass merchants, hardware, grocery and convenience stores, including Home Depot, Lowe's, Wal-Mart, Sears, Kmart, Kroger, Food Lion, Winn-Dixie, SuperAmerica, Circle K and ExxonMobil. During fiscal 2001, our net revenues increased approximately 76.6% to approximately $139.1 million from the prior fiscal year due primarily to growth in product sales and cylinder exchange transactions at existing locations and an increase in the prices charged to retailers. The number of retail locations we report in any period is net of any retail locations at which we have discontinued our cylinder exchange service, whether due to closings, relocations, performance, competitive, regulatory or other factors.

     We partner with retailers and independent distributors to provide consumers with a nationally branded alternative to traditional grill cylinder refill. We dedicate our efforts and capital to brand development, value-added marketing, customer service, cylinders, displays, account growth, distributor network development and management information systems. Our 44 independent distributors invest in the vehicles and other operational infrastructure necessary to operate cylinder exchange businesses. We believe that our distributor network affords us the opportunity to service approximately 90% of the cylinder exchange markets in the United States.

     We currently offer three types of grill cylinder transactions: (i) like-for-like cylinder exchanges; (ii) cylinder exchanges with valve upgrades offering additional safety features; and (iii) filled cylinder sales. Cylinder transactions accounted for 62.4% of our net revenues in fiscal 2001.

     Our products segment revenue grew dramatically in fiscal 2001 to $52.3 million from $10.0 million in fiscal 2000 primarily due to an additional eight months sales by Uniflame during fiscal 2001, as Uniflame was acquired in April 2000, and growth in Uniflame's sales. Uniflame's revenues are derived from products that use propane cylinders as their fuel source, principally patio heaters and grills, and non-propane products such as charcoal grills, fireplace accessories and garden products. The majority of Uniflame's sales occur in the fall and winter months, which is counterseasonal to our cylinder exchange segment. QuickShip, Inc., a retail shipping services company acquired in October 2000, is included within the products segment as it is not currently material on a stand-alone basis (Note 10).

     Our revenues are influenced by a number of factors, including seasonality, consumer awareness, weather conditions, new propane appliance sales, promotional activities, advertising and those factors described above under "Business -- Additional Factors that may Affect our Business and Future Results." We strategically expanded our business in the past two years to diversify our revenue stream, balance our seasonality and offer and promote more products that use our core grill cylinder exchange service. Our acquisitions of Uniflame and International Propane Products, LLC have allowed us to expand our offerings to include an array of products including barbecue grills and patio heaters. In these acquisitions, we also acquired proprietary designs, patents and human capital to complement our expertise in marketing, sales, and coordination with manufacturers and distributors. Our products division is separately managed by Uniflame's management team, which has extensive experience in the design and import of consumer products sold through mass retailers.

     Our cost of sales for cylinder exchange is comprised of a contractually determined fixed base amount, along with a variable component based on the price of propane, that we pay to our distributors for each cylinder transaction. Our cost of sales for products is comprised of the wholesale cost of products sold.

     We incurred significantly higher costs for cylinder exchange in fiscal 2001 and fiscal 2000, due to wholesale propane prices reaching a 20-year high while having fixed price agreements with major retail customers. Between March 2000 and February 2001, we made voluntary payments of $4.2 million to our distributors to help offset the impact on our distributors of the significantly higher propane prices, to protect our large retail customers from supply disruptions, and to ensure continued strong distributor and customer relationships. On March 1, 2001, we changed the method in which we pay our distributors and implemented a propane hedging strategy. These measures, combined with price increases to retailers, began to favorably impact cylinder exchange gross margins during the third quarter of fiscal 2001. In the fourth quarter of fiscal 2001, gross margins on cylinder transactions returned to historical levels in excess of 25%.

     While we believe that we have created the infrastructure necessary to support a nationwide branded products and service company, development of this infrastructure has resulted in an accumulated deficit of approximately $24.8 million as of July 31, 2001. This has resulted in net operating loss carryforwards of approximately $36.0 million for federal income tax purposes that are available to offset future taxable income, if any, in varying amounts from 2002 through 2021. However, the utilization of the net operating losses will be subject to certain limitations as prescribed by Section 382 of the Internal Revenue Code. Based on our history of operating losses, we have recorded a valuation allowance to the full extent of our net deferred tax assets.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated the percentage relationship of certain items from our statements of operations to net revenues. Due to many factors, including the National Fire Protection Association (NFPA) requirement that all propane cylinders refilled after April 1, 2002 be fitted with an overfill prevention device, the diversification of our product offerings and our rapid sales growth, any trends reflected by the following table may not be indicative of future results.

                                                               2001    2000    1999
                                                               -----   -----   -----
Net revenues................................................   100.0%  100.0%  100.0%
Operating costs and expenses:
  Cost of sales.............................................    76.8    73.7    71.8
  Selling, general and administrative.......................    14.2    17.1    15.9
  Depreciation and amortization.............................     6.1     6.0     5.3
                                                               -----   -----   -----
          Total operating costs and expenses................    97.1    96.8    93.0
                                                               -----   -----   -----
          Income from operations............................     2.9     3.2     7.0
Interest and other expense (income):
  Interest expense..........................................     3.7     2.8     1.6
  Other, net................................................    (0.2)     --    (0.1)
                                                               -----   -----   -----
          Income (loss) before other non-operating
            expenses........................................    (0.6)    0.4     5.5
Other non-operating expenses:
  Loss on investees.........................................     1.8     0.5     0.6
  Nonrecurring items........................................     0.3      --     1.0
                                                               -----   -----   -----
          Income (loss) before income taxes and
            extraordinary loss..............................    (2.7)   (0.1)    3.9
Income taxes................................................    (0.1)     --     0.1
                                                               -----   -----   -----
          Income (loss) before extraordinary loss...........    (2.8)   (0.1)    3.8
Extraordinary loss, net.....................................      --     0.6      --
                                                               -----   -----   -----
          Net income (loss).................................    (2.8)   (0.7)    3.8
Preferred dividends.........................................     0.6      --      --
                                                               -----   -----   -----
          Net income (loss) available to common
            stockholders....................................    (3.4)%  (0.7)%   3.8%
                                                               =====   =====   =====

COMPARISON OF YEARS ENDED JULY 31, 2001 AND 2000

     Net revenues. Net revenues increased 76.6% to $139.1 million for fiscal 2001 from $78.7 million for fiscal 2000. Net revenues for fiscal 2001 consisted of $86.8 million from cylinder transactions and $52.3 million from product sales. The increase in revenues was due primarily to a four-fold increase in product sales reflecting an additional eight months of sales by Uniflame this fiscal year, as Uniflame was acquired in April 2000. Cylinder revenues increased 26.2% primarily due to an approximately 16% increase in same store sales, the maturity and increased consumer awareness of cylinder exchange locations selling less than one year and an increase in the prices charged to retailers. The number of cylinder transactions increased 25.0% to approximately 6.2 million units during fiscal 2001 from approximately 5.0 million units during fiscal 2000. We currently expect the trend of growth in cylinder transactions to continue as consumers switch from refill to exchange, particularly as a result of the National Fire Protection Association (NFPA) requirement that all propane cylinders refilled after April 1, 2002 be fitted with an overfill prevention device, and as propane-fueled products like the patio heaters that we offer gain acceptance in the marketplace.

     Gross margin. Our overall gross margin decreased to 23.2% for fiscal 2001 from 26.3% for fiscal 2000. This decrease was due primarily to the increase in product sales as a percentage of net revenues. Product sales carry a lower gross margin than do cylinder transactions. Gross margin was also negatively affected in fiscal 2001 by increased payments to distributors that we made voluntarily from March 2000 through February 2001 to help offset an increase in wholesale propane prices. On March 1, 2001, we changed the method in which we pay our distributors and implemented a propane hedging strategy. These measures, combined with price increases to retailers, began to favorably impact cylinder exchange gross margins during the third quarter of fiscal 2001. In the fourth quarter of fiscal 2001, gross margins on cylinder transactions returned to historical levels in excess of 25%. For fiscal 2002, we currently expect cylinder exchange margins to continue to be at least 25% and product sales gross margins to continue to be between 12% and 18%.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased 47.0% to $19.8 million for fiscal 2001 from $13.5 million for fiscal 2000. Selling, general, and administrative expenses decreased as a percentage of net revenues to 14.2% for fiscal 2001 from 17.1% for fiscal 2000. The increase in selling, general and administrative expenses was due primarily to overhead costs resulting from the Uniflame and Quickship acquisitions being included in operations in fiscal 2001 and to increased marketing and administrative costs to support the growth in the cylinder exchange business. The decrease in selling, general and administrative expenses as a percentage of net revenues was due primarily to the fact that a significant portion of such expenses are fixed and increased at a slower rate than did net revenues. We currently expect selling, general and administrative expenses for fiscal 2002 to continue to decrease as a percentage of net revenues.

     Depreciation and amortization. Depreciation and amortization increased to $8.5 million for fiscal 2001 from $4.7 million for fiscal 2000. Depreciation expense increased to $5.8 million for fiscal 2001 from $3.7 million for fiscal 2000 primarily due to the increase in the number of installed cylinder displays and the increase in the number of cylinders held under operating lease agreements. The increase in cylinders and cylinder displays was necessary to support the growth in our installed base of retail locations. Amortization expense increased to $2.7 million in fiscal 2001 from $1.0 million in fiscal 2000. Amortization increased principally due to the amortization of intangibles associated with acquisitions.

     Interest expense. Interest expense increased to $5.1 million for fiscal 2001 from $2.2 million for fiscal 2000. The increase in interest expense resulted primarily from the additional borrowings outstanding under our credit facility combined with an increase in interest rates on the credit facility and interest expense on subordinated debt and related warrants. The additional borrowings were used primarily to fund operations, to purchase cylinders and cylinder displays leased to our distributors and to fund business acquisitions and our investment in and advances to R4 Technical Center -- North Carolina, L.L.C. ("R4 Tech"), the automated propane bottling and cylinder refurbishing plant.

     Other, net. Other, net increased to income of approximately $301,000 for fiscal 2001 from a loss of approximately $16,000 for fiscal 2000. The increase was primarily a result of additional interest income from advances to R4 Tech and distributors.

     Loss on investee. Loss on investee increased to $2.6 million for fiscal 2001 from $403,000 for fiscal 2000. This charge represents our share of the loss related to our 49% ownership interest in R4 Tech, which began operations in April 2000. We expect this venture to continue to experience losses, which we believe are typical in a start-up manufacturing operation, until volumes increase and revenue from converting cylinders without an overfill prevention device (OPD) into OPD cylinders is realized, which we believe will occur in the 2002 grilling season. We cannot, however, predict with certainty when this will occur, if ever. R4 Tech is subject to significant seasonal fluctuations in revenues and net income (loss). We expect R4 Tech's revenues to be the highest in our third and fourth quarters, which include the majority of the grilling season, and lowest in our first and second quarters.

     Nonrecurring items. There was a nonrecurring loss of approximately $449,000 in fiscal 2001 from costs incurred in connection with refinancing our bank credit facility.

     Income taxes. The provision for income taxes increased to $123,000 in fiscal 2001 from $32,000 for fiscal 2000, which reflects current state income tax expense.

     Extraordinary loss. The extraordinary loss of $486,000 in fiscal 2000 consisted of the unamortized debt discount and other debt issuance costs that were recognized due to the early retirement of convertible notes in July 2000.

COMPARISON OF YEARS ENDED JULY 31, 2000 AND 1999

     Net revenues. Net revenues increased 46.3% to approximately $78.7 million for fiscal 2000 from approximately $53.8 million for fiscal 1999. Net revenues for fiscal 2000 consisted of approximately $68.8 million from cylinder transactions and $10.0 million from product sales. Product sales consisted of patio heaters, fireplace accessories, barbecue grills and garden products. The increase in net revenues was due primarily to an approximately 20% increase in same store cylinder transaction sales, growth in cylinder exchange locations, product sales related to the acquisition of Uniflame in April 2000 and growth in the sales of patio heaters to $3.6 million in fiscal 2000 from $477,000 in fiscal 1999. The number of cylinder transactions increased 34.6% to approximately 5.0 million units during fiscal 2000 from approximately 3.7 million units during fiscal 2000.

     Gross margin. Our overall gross margin decreased to 26.3% for fiscal 2000 from 28.2% for fiscal 1999. The decrease in gross margin was primarily due to increased payments to distributors that we made voluntarily beginning in March 2000 to help offset the increase in wholesale propane prices and to an increase in lower margin product sales as a percentage of net revenues, which were partially offset by an increase in lease income.

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

     Loss on investees. Loss on investees increased to $403,000 for fiscal 2000 from $311,000 for fiscal 1999. This item reflects distinct investees for each year. Fiscal 2000 reflects our share of losses related to our investment in R4 Tech, the automated propane bottling and cylinder refurbishing plant, which opened in May 2000. The loss incurred in fiscal 1999 is related to the application of the equity method of accounting to our convertible loan to Bison Valve, LLC. We recorded these losses as Bison Valve used the proceeds of our loan to fund losses incurred primarily in researching, developing, marketing and producing an OPD and other propane-related products. As of October 31, 1998, we had recognized charges for the entire principal balance of our convertible loan. In September 1999, we purchased from Bison Valve the intellectual property, inventory and certain other assets related to its Underwriters Laboratories-approved OPD.

     Nonrecurring items. For fiscal 1999, we incurred a one-time charge of $551,000 for expenses incurred in connection with an offering of common stock that we terminated before completion in February 1999 due to unfavorable market conditions.

     Income taxes. The provision for income taxes increased slightly to approximately $32,000 for fiscal 2000, which reflects current state income tax expense.

     Extraordinary loss. The extraordinary loss of $486,000 in fiscal 2000 consisted of the unamortized debt discount and other debt issuance costs that were recognized due to the early retirement of convertible notes in July 2000.

LIQUIDITY AND CAPITAL RESOURCES

     Our primary sources of funds have been the incurrence of debt, the issuance of stock and cash flow from operations. We had working capital of approximately $18.8 million as of July 31, 2001, which was primarily the result of cash provided by the issuance of stock and debt and, to a lesser extent, cash provided by operations.

     Net cash generated by operating activities was $1.3 million, $6.8 million, and $1.5 million for fiscal 2001, 2000, and 1999, respectively. Cash provided by operations in all periods was due primarily to the add-back of non-cash charges, including depreciation and amortization and loss on investee.

     Net cash used in investing activities was $16.2 million for fiscal 2001, $31.3 million for fiscal 2000, and $21.4 million for fiscal 1999. The primary components of cash used in investing activities in all periods included acquisitions, purchases of cylinders leased to our distributors, and investments in property, plant and equipment. For fiscal 2001, cash used in investing activities also included advances to R4 Tech. For fiscal 2000, cash used in investing activities included our net investment in and advances to R4 Tech.

     Net cash provided by financing activities was approximately $14.9 million for fiscal 2001, $24.6 million for fiscal 2000, and $14.9 million for fiscal 1999. The primary components of cash provided by financing activities in fiscal 2001 included the net proceeds from the issuance of preferred stock and subordinated debt. In fiscal 2000 and 1999, the primary components of cash provided by financing activities included proceeds from issuance of common stock and proceeds from notes payable to our lender. The cash used in financing activities in all periods included payments on various loans, notes payable and capital lease obligations.

     On April 28, 2000, we entered into a joint venture agreement to operate and manage R4 Tech, which began operations in April 2000. We received a 49% ownership interest in the joint venture in exchange for our net contribution of approximately $3.4 million. The joint venture is being accounted for using the equity method of accounting. During fiscal 2001, we advanced $4.2 million to R4 Tech. At July 31, 2001, we had cumulative advances outstanding of approximately $5.2 million to R4 Tech. We expect R4 Tech to repay these advances by transferring to Blue Rhino 100% ownership of the propane bottling and cylinder refurbishing plant in North Carolina in October 2001. We currently anticipate providing additional advances to R4 Tech in the future.

     On September 7, 2000, we completed a private placement of 1,716,667 shares of our Series A Convertible Preferred Stock to two institutional investors under common management and three individuals, including Billy D. Prim, our Chairman, Chief Executive Officer and President, and Andrew J. Filipowski, our Vice Chairman, for an aggregate purchase price of approximately $10.3 million. Messrs. Prim and Filipowski invested $50,000 and $250,000 for 8,333 and 41,667 shares of Series A Convertible Preferred Stock, respectively. We used the aggregate net proceeds of approximately $9.6 million from our preferred stock private placement to repay $7.0 million of our term debt, and the balance was used for general working capital. In connection with this issuance of the Series A Convertible Preferred Stock we paid William Blair & Co. a placement fee of $500,000 in cash and have issued a five-year warrant to purchase 16,667 shares of common stock at $6.00 per share.

     The Series A Convertible Preferred Stock accrues a cumulative dividend on the 20th day of December, March, June, and September of each year based on an annual rate of 5% through September 7, 2003; 12% from September 8, 2003 through September 7, 2004; and 15% thereafter. At our election, the dividend may be paid in cash, in shares of common stock, or a combination of cash and shares of common stock at any time prior to conversion of the Series A Convertible Preferred Stock and must be paid at conversion. If we elect to pay the dividend in shares of common stock, the shares will be valued based on a 30-day trailing average ending three business days prior to the date the shares are authorized to be issued. As of July 31, 2001, we had accrued dividends on the outstanding shares of Series A Convertible Preferred Stock of $770,000.

     Each share of Series A Convertible Preferred Stock is convertible into common stock at the option of the holder at any time after September 7, 2001. If the market price of the common stock exceeds a prescribed threshold, we may convert the Series A Convertible Preferred Stock into common stock at any time after September 7, 2002. Each share of Series A Convertible Preferred Stock is convertible into one share of common stock, subject to adjustment for subdivisions, combinations, stock dividends, reclassifications and other similar transactions and certain stock issuances below the then-existing conversion price. The Series A Convertible Preferred Stock has a liquidation preference over our common stock. The holders of the shares of Series A Convertible Preferred Stock have certain registration rights.

     On October 26, 2000, we completed the acquisition of QuickShip, Inc., a retail shipping service company previously based in Lenexa, Kansas. QuickShip, our wholly owned subsidiary, provides consumers with a convenient, full-service, in-store postal and parcel shipping depot and provides retailers with an additional revenue source. The aggregate purchase price, including certain acquisition costs, was approximately $9.8 million, comprised of approximately $1.0 million in cash and deferred payments, $86,000 in a five-year warrant to purchase 100,000 shares of common stock with an exercise price of $6.00 per share, $2.0 million in liabilities assumed and $6.8 million paid in the form of shares of Series A Convertible Preferred Stock valued at $6.00 per share.

     In June 2001, we amended and extended our existing bank credit facility (the "Credit Facility"). The amended Credit Facility consists of two separate facilities -- a $38 million revolving line of credit for general corporate purposes, inclusive of payments made under letters of credit issued for the benefit of the Company, and a $3.247 million seasonal line for general corporate purposes. No further borrowings may be made against the seasonal line. The Credit Facility requires us to meet certain covenants, including minimum net worth and cash flow requirements. The Credit Facility is collateralized by a lien on substantially all of our assets. The Credit Facility bears interest at the prime rate plus 2% per annum. In the event that the total borrowings under the credit facility exceed $28 million as of December 31, 2001, the rate will be the prime rate plus 3% per annum thereafter. The Credit Facility matures on December 31, 2002. At July 31, 2001 the interest rate on both the revolving line of credit and seasonal line was 8.75%. At July 31, 2001, the balance on the Credit Facility was $37.6 million.

     In conjunction with the Credit Facility, we also entered into an interest rate swap agreement with a notional amount of $10.0 million as a partial hedge of our variable interest rate debt. The purpose of the swap is to fix interest rates on variable rate debt and to reduce our exposure to interest rate fluctuations. Under the swap agreement, which expires in July 2003, we pay a fixed rate of 7.36% and receive a rate equivalent to the one-month London Interbank Offered Rate ("LIBOR").

     On June 15, 2001, we completed a $15 million private placement of subordinated debt to an institutional investor. The agreement requires us to meet certain cash flow and other covenants and contains restrictions on capital expenditures and the payment of cash dividends. The debenture bears interest at the annual rate of 13%, payable quarterly. The principal balance matures on August 31, 2006. In addition, we issued a warrant to the investor to purchase 1,372,071 shares of common stock, with an exercise price of $3.8685 per share (subject to adjustment for organic changes and for certain future issuances below the then-existing exercise price). The warrant can be exercised at the holder's discretion in whole or in part any time until the later of June 15, 2011 or five years after payment of all amounts due under the debenture.

     We anticipate that our total capital expenditures for fiscal 2002, excluding acquisitions, will be approximately $8.0 million, and will relate primarily to cylinders, cylinder displays and computer technology. Our capital expenditure and working capital requirements in the foreseeable future will change depending on the rate of our expansion, our operating results and any other adjustments in our operating plan needed in response to competition, acquisition opportunities or unexpected events. We believe that our existing borrowing capacity under the Credit Facility, together with cash provided by operations, will be sufficient to meet our working capital requirements through fiscal 2002. However, there can be no assurance that we will not seek or require additional capital in the future as a result of expansion or otherwise, or that such additional capital will be available on terms that are not dilutive to our stockholders.

SEASONALITY

     We have experienced and expect to continue to experience significant seasonal fluctuations in our revenues and net income (loss). Historically, our revenues have been highest in our third and fourth quarters, which include the majority of the grilling season, and lowest in our first and second quarters, which include the winter months. Our acquisition of Uniflame has resulted in increased revenues for our first quarter, which includes the months in which Uniflame historically has shipped the majority of its products to retailers. Sustained periods of poor weather, particularly in the spring and summer seasons, would negatively impact our revenues. Accordingly, the results of operations in any quarter will not necessarily be indicative of the results that we may achieve for a full fiscal year or any future quarter.

INFLATION

     We do not believe that inflation has had a material adverse effect on our revenues, cost of sales or our results of operations. There can be no assurance that our business will not be affected by inflation in the future.

PRICE OF PROPANE

     During the fiscal year ended July 31, 2001, there were dramatic increases in fuel costs and propane reached unusually high levels. During the fourth quarter of fiscal 2001, propane prices returned to a range more consistent with historical levels. On March 1, 2001, we initiated a propane price hedging strategy that we believe will reduce our gross margin risk resulting from fluctuations in the price of propane. Our strategy is designed to reduce exposure to the fuel cost component of a significant portion of our total cylinder exchange volume. If propane costs rise for an extended period and our hedging strategy is unsuccessful, our gross margins and results of operations could be negatively affected due to additional costs that may not be fully recovered through an increase in our price to our customers.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

     We will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal year 2002. As of July 31, 2001, we have unamortized intangibles of $32.3 million that will be subject to the transition provisions of the Statements. We have not yet determined the impact of adopting these Statements on our earnings and financial position, including whether we will be required to recognize any transitional impairment losses as a cumulative effect of a change in accounting principle. Application of the nonamortization provisions of the Statements is expected to result in an increase in net income of approximately $2.6 million in fiscal 2002.

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 143, Accounting for Asset Retirement Obligations. The Statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The Statement is effective for fiscal years beginning after June 15, 2002. We do not expect the adoption of Statement No. 143 to have a material impact on our consolidated results of operations or financial position.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risk related to changes in interest rates on borrowings under our Credit Facility. The Credit Facility bears interest based on the prime rate and is collateralized by cylinders held under operating leases with our independent distributors. The operating leases currently yield 1% of the cylinder value monthly (approximately 12% annually) and continue until either party terminates upon 60 days written notice to the other party. Upon any significant increase in the prime rate, we would attempt to renegotiate the operating leases with our independent distributors with the intent of mitigating our interest rate exposure on the Credit Facility. However, there can be no assurance that we would be successful in such renegotiations or that we would be able to mitigate any or all of the interest rate risk. To quantify our exposure to interest rate risk, a 100 basis point increase in interest rates would have increased interest expense for the year ended July 31, 2001 and 2000 by approximately $341,000 and $207,000, respectively. Actual changes in interest rates may differ materially from the hypothetical assumptions used in computing this exposure.

     We use derivative financial instruments to manage exposure to fluctuations in interest rates on our Credit Facility. These derivative financial instruments, which are generally swap agreements, are not entered into for trading purposes. A swap agreement is a contract to exchange a floating rate for a fixed rate without the exchange of the underlying notional amount. In fiscal 2000, we entered into an interest rate swap agreement with a notional amount of $10 million as a hedge of our variable interest rate debt represented by the Credit Facility. Under the swap agreement, which expires in July 2003, we pay a fixed rate of 7.36% and receive a rate equivalent to the one-month LIBOR. In February 2001, the interest rate on the Credit Facility was changed to a rate based on the prime rate and is no longer based on the benchmark interest rate of LIBOR. However, for the three-month period ending July 31, 2001, the interest rate swap was still an effective cash flow hedge.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                             BLUE RHINO CORPORATION

                                                              PAGE
                                                              ----
Report of Independent Accountants...........................   21
Consolidated Balance Sheets as of July 31, 2001 and 2000....   22
Consolidated Statements of Operations for the years ended
  July 31, 2001, 2000 and 1999..............................   23
Consolidated Statements of Stockholders' Equity for the
  years ended July 31, 2001, 2000 and 1999..................   24
Consolidated Statements of Cash Flows for the years ended
  July 31, 2001, 2000 and 1999..............................   25
Notes to Consolidated Financial Statements..................   26

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Blue Rhino Corporation:

     We have audited the accompanying consolidated balance sheets of Blue Rhino Corporation and subsidiaries as of July 31, 2001, and 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years then ended. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Blue Rhino Corporation at July 31, 2001, and 2000 and the consolidated results of their operations and cash flows for each of the three years then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          ERNST & YOUNG LLP

Greensboro, North Carolina
October 2, 2001

                             BLUE RHINO CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                          AS OF JULY 31, 2001 AND 2000
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                2001       2000
                                                              --------   --------
                                     ASSETS
Current assets:
  Cash and cash equivalents.................................  $  1,044   $  1,079
  Accounts receivable, net..................................    19,619     19,254
  Inventories...............................................     7,960      5,415
  Prepaid expenses and other current assets.................     9,402      3,746
                                                              --------   --------
          Total current assets..............................    38,025     29,494
Cylinders leased under operating lease agreements, net......    31,466     27,277
Property, plant and equipment, net..........................    23,636     20,332
Intangibles, net............................................    32,282     27,347
Investment in joint venture.................................       455      3,027
Other assets................................................     1,480        698
                                                              --------   --------
          Total assets......................................  $127,344   $108,175
                                                              ========   ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $ 13,314   $ 16,565
  Current portion of long-term debt and capital lease
     obligations............................................     2,333      5,786
  Accrued liabilities.......................................     3,617      1,476
                                                              --------   --------
          Total current liabilities.........................    19,264     23,827
Long-term debt and capital lease obligations, less current
  maturities................................................    53,171     42,396
                                                              --------   --------
          Total liabilities.................................    72,435     66,223
Stockholders' equity:
  Common stock, $0.001 par value, 100,000,000 shares
     authorized, 9,279,152 and 9,221,703 shares issued and
     outstanding at July 31, 2001 and 2000, respectively....         9          9
  Preferred stock, $0.001 par value, 20,000,000 shares
     authorized, 2,850,000 and no shares issued and
     outstanding at July 31, 2001 and 2000, respectively....         3         --
  Capital in excess of par..................................    77,567     60,075
  Common stock warrants.....................................     3,221      1,935
  Accumulated deficit.......................................   (24,789)   (20,067)
  Accumulated other comprehensive loss......................    (1,102)        --
                                                              --------   --------
          Total stockholders' equity........................    54,909     41,952
                                                              --------   --------
          Total liabilities and stockholders' equity........  $127,344   $108,175
                                                              ========   ========

   The accompanying notes are an integral part of the consolidated financial statements.

                             BLUE RHINO CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED JULY 31, 2001, 2000 AND 1999
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                2001      2000      1999
                                                              --------   -------   -------
Net revenues................................................  $139,063   $78,733   $53,820
Operating costs and expenses:
  Cost of sales.............................................   106,783    57,994    38,661
  Selling, general and administrative.......................    19,794    13,469     8,539
  Depreciation and amortization.............................     8,461     4,717     2,872
                                                              --------   -------   -------
          Total operating costs and expenses................   135,038    76,180    50,072
                                                              --------   -------   -------
          Income from operations............................     4,025     2,553     3,748
Interest and other expenses (income):
  Interest expense..........................................     5,134     2,188       837
  Other, net................................................      (301)       16       (48)
                                                              --------   -------   -------
          Income (loss) before other non-operating
            expenses........................................      (808)      349     2,959
Other non-operating expenses:
  Loss on investees.........................................     2,572       403       311
  Nonrecurring items........................................       449        --       551
                                                              --------   -------   -------
          Income (loss) before income taxes and
            extraordinary loss..............................    (3,829)      (54)    2,097
Income taxes................................................       123        32        30
                                                              --------   -------   -------
          Income (loss) before extraordinary loss...........    (3,952)      (86)    2,067
Extraordinary loss, net.....................................        --       486        --
                                                              --------   -------   -------
          Net income (loss).................................    (3,952)     (572)    2,067
Preferred dividends.........................................       770        --        --
                                                              --------   -------   -------
          Income (loss) available to common stockholders....  $ (4,722)  $  (572)  $ 2,067
                                                              ========   =======   =======
Basic and diluted earnings (loss) per common share before
  extraordinary loss........................................  $  (0.41)  $ (0.07)  $  0.27
                                                              ========   =======   =======
Basic and diluted earnings (loss) per common share..........  $  (0.41)  $ (0.07)  $  0.27
                                                              ========   =======   =======
Shares used in per share calculations:
  Basic.....................................................    11,641     8,736     7,645
                                                              ========   =======   =======
  Diluted...................................................    11,641     8,736     7,787
                                                              ========   =======   =======

   The accompanying notes are an integral part of the consolidated financial statements.

                             BLUE RHINO CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED JULY 31, 2001, 2000 AND 1999
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                   ACCUMULATED
                                                                          COMMON                      OTHER           TOTAL
                                   COMMON    PREFERRED    CAPITAL IN      STOCK     ACCUMULATED   COMPREHENSIVE   STOCKHOLDERS'
                                    STOCK      STOCK     EXCESS OF PAR   WARRANTS     DEFICIT         LOSS           EQUITY
                                   -------   ---------   -------------   --------   -----------   -------------   -------------
Balances, July 31, 1998..........  $    8                   $46,370                  $(21,562)                       $24,816
 Proceeds from exercise of stock
   options.......................                               183                                                      183
 Expense related to distributor
   stock option plan.............                               272                                                      272
 Net income......................                                                       2,067                          2,067
 Total comprehensive income
   (loss)........................
                                   -------    -------       -------      -------     --------       --------         -------
Balances, July 31, 1999..........       8                    46,825                   (19,495)                        27,338
 Issuance of common stock in
   private placement.............       1                     5,227                                                    5,228
 Issuance of common stock in
   connection with
   Acquisitions..................                             7,816                                                    7,816
 Issuance of common stock under
   Employee Stock Purchase and
   Option Plans..................                                69                                                       69
 Issuance of common stock
   warrants......................                                        $ 1,935                                       1,935
 Expense related to distributor
   stock option plan.............                               138                                                      138
 Net loss........................                                                        (572)                          (572)
 Total comprehensive income
   (loss)........................
                                   -------    -------       -------      -------     --------       --------         -------
Balances, July 31, 2000..........       9                    60,075        1,935      (20,067)                        41,952
 Issuance of Series A Convertible
   Preferred Stock...............             $     2         9,659                                                    9,661
 Issuance of common stock
   warrants......................                                          1,286                                       1,286
 Issuance of preferred stock in
   connection with
   acquisitions..................                   1         6,799                                                    6,800
 Issuance of common stock under
   Employee Stock Purchase and
   Option Plans..................                                84                                                       84
 Accretion of Preferred
   dividend......................                               770                      (770)                             0
 Expense related to distributor
   stock option plan.............                               180                                                      180
 Loss on derivative
   instruments...................                                                                   $ (1,102)         (1,102)
 Net loss........................                                                      (3,952)                        (3,952)
 Total comprehensive income
   (loss)........................
                                   -------    -------       -------      -------     --------       --------         -------
Balances, July 31, 2001..........  $    9     $     3       $77,567      $ 3,221     $(24,789)      $ (1,102)        $54,909
                                   =======    =======       =======      =======     ========       ========         =======


                                       TOTAL
                                   COMPREHENSIVE
                                   INCOME (LOSS)
                                   --------------
Balances, July 31, 1998..........
 Proceeds from exercise of stock
   options.......................
 Expense related to distributor
   stock option plan.............
 Net income......................     $  2,067
                                      --------
 Total comprehensive income
   (loss)........................     $  2,067
                                      ========
Balances, July 31, 1999..........
 Issuance of common stock in
   private placement.............
 Issuance of common stock in
   connection with
   Acquisitions..................
 Issuance of common stock under
   Employee Stock Purchase and
   Option Plans..................
 Issuance of common stock
   warrants......................
 Expense related to distributor
   stock option plan.............
 Net loss........................     $   (572)
                                      --------
 Total comprehensive income
   (loss)........................     $   (572)
                                      ========
Balances, July 31, 2000..........
 Issuance of Series A Convertible
   Preferred Stock...............
 Issuance of common stock
   warrants......................
 Issuance of preferred stock in
   connection with
   acquisitions..................
 Issuance of common stock under
   Employee Stock Purchase and
   Option Plans..................
 Accretion of Preferred
   dividend......................
 Expense related to distributor
   stock option plan.............
 Loss on derivative
   instruments...................     $ (1,102)
 Net loss........................       (3,952)
                                      --------
 Total comprehensive income
   (loss)........................     $ (5,054)
                                      ========
Balances, July 31, 2001..........

   The accompanying notes are an integral part of the consolidated financial statements.

                             BLUE RHINO CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED JULY 31, 2001, 2000 AND 1999
                                 (IN THOUSANDS)

                                                                2001       2000       1999
                                                              --------   --------   --------
Cash flows from operating activities:
  Net income (loss).........................................  $ (3,952)  $   (572)  $  2,067
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Depreciation and amortization..........................     8,461      4,717      2,872
     Loss on investees......................................     2,572        403        311
     Expense related to distributor stock option plan.......       180        138        272
     Loss on retirement of debt.............................        --        486         --
     Accretion of the discount on notes.....................        --        241         --
     Nonrecurring items.....................................       449         --        551
     Other..................................................       248         95        151
     Changes in operating assets and liabilities, net of
       business acquisitions:
       Accounts receivable..................................      (485)    (5,232)    (4,835)
       Inventories..........................................    (2,477)    (3,517)      (106)
       Other current assets.................................    (1,540)       577     (1,884)
       Accounts payable and accrued liabilities.............    (2,159)     9,493      2,125
                                                              --------   --------   --------
          Net cash provided by (used in) operating
            activities......................................     1,297      6,829      1,524
                                                              --------   --------   --------
Cash flows from investing activities:
  Business acquisitions.....................................    (1,334)   (10,542)    (7,488)
  Purchases of property, plant and equipment................    (5,582)    (7,109)    (8,073)
  Purchase of cylinders held under operating leases, net....    (5,414)   (10,756)    (6,076)
  Net investment in and advances to joint venture...........    (4,152)    (3,014)        --
  Issuance of note receivable...............................      (334)        --         --
  Collections on notes receivable and other.................       551        163        235
                                                              --------   --------   --------
          Net cash used in investing activities.............   (16,265)   (31,258)   (21,402)
                                                              --------   --------   --------
Cash flows from financing activities:
  Payments on notes payable to bank.........................   (27,240)   (27,933)   (13,273)
  Proceeds from notes payable to bank.......................    20,586     55,627     29,853
  Proceeds from issuance of common stock, net...............        84      6,431        182
  Payments of cylinder and cylinder display financing.......               (7,000)        --
  Payments on convertible notes.............................               (7,000)        --
  Payment of debt issuance and common stock registration
     costs..................................................      (932)      (562)    (1,065)
  Payments of long-term debt and capital lease
     obligations............................................    (2,226)    (1,968)      (814)
  Proceeds from issuance of preferred stock, net............     9,661         --         --
  Proceeds from debt issuance...............................    15,000      7,000         --
                                                              --------   --------   --------
          Net cash provided by financing activities.........    14,933     24,595     14,883
                                                              --------   --------   --------
Net increase (decrease) in cash and cash equivalents........       (35)       166     (4,995)
Cash and cash equivalents at beginning of period............     1,079        913      5,908
                                                              --------   --------   --------
Cash and cash equivalents at end of period..................  $  1,044   $  1,079   $    913
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

                             BLUE RHINO CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     Blue Rhino Corporation ("Blue Rhino" or the "Company") is the leading provider of propane grill cylinder exchange as well as a leading provider of complimentary propane and non-propane products to consumers. Blue Rhino cylinder exchange provides consumers with a convenient means to exchange empty grill cylinders for clean, safe, precision-filled cylinders. The Company has branded cylinder displays at over 27,000 retail locations in 46 states plus Puerto Rico. Blue Rhino cylinder exchange is offered at leading home improvement centers, mass merchants, hardware, grocery and convenience stores. Cylinders are delivered to retailers through a national network of 44 independent distributors. A subsidiary, Uniflame Corporation, designs and imports patio heaters, barbecue grills and various garden and fireplace products primarily from Asia. These products are marketed primarily to home improvement centers, mass merchants, and hearth stores. A subsidiary, QuickShip, Inc., provides consumers with a convenient, full-service, in-store postal and parcel shipping depot and provides retailers with another revenue source.

     The consolidated financial statements of Blue Rhino Corporation (the "Company") include the accounts of its wholly owned subsidiaries: Uniflame Corporation ("Uniflame"); QuickShip, Inc. ("QuickShip"); Rhino Services, L.L.C.; CPD Associates, Inc. and USA Leasing, L.L.C. All material intercompany transactions and balances have been eliminated in consolidation.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Revenue Recognition -- Revenues are recognized at the time of shipment. The Company accrues for sales returns and other allowances based on its experience.

     Accounts Receivable, Net -- Accounts receivable, net include allowances for doubtful accounts of $848 and $744 at July 31, 2001 and 2000, respectively.

     Inventories -- Inventories are valued at the lower of cost or market on a first-in, first-out (FIFO) basis and consist primarily of finished goods including cylinders, cylinder valves, grills, patio heaters, fireplace accessories, and garden products. Cylinder inventories represent cylinders held for sale.

     Cylinders Held Under Operating Lease Agreements, Net -- Cylinders held under operating lease agreements are stated at cost and depreciated on a straight-line basis over their estimated useful lives of twenty-five years. Cylinders held under operating lease agreements include the cost of proprietary valves. The proprietary valves are depreciated on a straight-line basis over their estimated useful lives of twelve years. Depreciation expense for the years ended July 31, 2001 and 2000 was $1,434 and $856, respectively.

     Software Development Costs -- Certain development costs for internal use software are capitalized when incurred. Capitalization of software development costs begins upon the establishment of technological feasibility and ceases when the product is ready for release. Software development costs are amortized on a straight-line basis over the expected life of the product ranging from three to five years. Capitalized software development costs were $583 and $586 for years ended July 31, 2001 and 2000, respectively. At July 31, 2001 and 2000, total capitalized costs were $1,799 and $1,215 and accumulated amortization was $777 and $218, respectively.

     Property, Plant and Equipment, Net -- Property, plant and equipment are stated at cost. Depreciation and amortization are provided for using the straight-line method over estimated useful lives ranging from 3 to 10 years for cylinder displays, 3 to 5 years for computer hardware and software, and 5 to 30 years for building and equipment.

     In the event that facts and circumstances indicate that the cost of property, plant and equipment, or other long-lived assets may not be recoverable, estimated future undiscounted cash flows are compared to the asset's

                             BLUE RHINO CORPORATION
carrying value and, if less, an impairment loss is recognized in an amount by which the carrying amount exceeds its fair value.

     Intangibles, Net -- Excess cost over fair value of assets acquired is amortized using the straight-line method over periods ranging from 10 to 30 years. Patents and other intellectual property are amortized over their estimated useful lives. Non-compete agreements are amortized using the straight-line method over the life of the agreements which is generally three years. The Company periodically reviews the carrying value and estimated useful life of its intangible assets to determine whether current events and circumstances warrant adjustments. This valuation is performed using the expected future undiscounted cash flows associated with the intangible assets compared to the carrying value to determine if a write-down is required. To the extent such projection indicates that the undiscounted cash flow is not expected to be adequate to recover the carrying amounts, the assets are written down to discounted cash flow.

     Financial Instruments -- Financial instruments consist of cash and cash equivalents, accounts receivable, advances, notes receivable, short-term and long-term debt and derivatives. The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. At July 31, 2001 and 2000 the carrying amounts of the Company's financial instruments approximated their fair values.

     The Company uses derivative financial instruments to manage exposure to fluctuations in interest rates on its variable rate debt. An interest rate swap agreement is a contract to exchange floating rate for fixed interest payments periodically over the life of the agreement without the exchange of the underlying notional amount. The notional amount of the swap agreement is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. The differential paid or received under the interest rate swap agreement is recognized as an adjustment to interest expense.

     The Company uses derivative financial instruments to hedge against fluctuations in the propane price component of its distributor payments (Note
16). The Company has entered into a combination of swaps and collars to hedge against propane price fluctuations. The differential paid or received under the agreements is recognized as an adjustment to cost of sales.

     Advertising and Promotion -- The Company expenses advertising and promotion costs as incurred and these costs are included as selling, general and administrative expenses. Advertising and promotion costs for the years ended July 31, 2001, 2000 and 1999 were $1,175, $1,216 and $129, respectively.

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

                             BLUE RHINO CORPORATION

     Reclassification -- Certain prior year amounts have been reclassified to conform to the presentation adopted in fiscal 2001.

     Recent Accounting Pronouncements -- In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

     The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal year 2002. As of July 31, 2001, the Company has unamortized intangibles of $32,282 that will be subject to the transition provisions of the Statements. The Company has not yet determined the impact of adopting these Statements on its earnings and financial position, including whether it will be required to recognize any transitional impairment losses as a cumulative effect of a change in accounting principle. Application of the nonamortization provisions of the Statements is expected to result in an increase in net income of approximately $2.6 million in fiscal 2002.

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 143, Accounting for Asset Retirement Obligations. The Statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The Statement is effective for fiscal years beginning after June 15, 2002. The Company does not expect the adoption of Statement No. 143 to have a material impact on its consolidated results of operations or financial position.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB No. 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. SAB No. 101 was adopted in the fourth quarter of fiscal 2001. There was no material impact on the Company's consolidated results of operations or financial position.

3. CONCENTRATION OF CREDIT RISK

     The Company's cash and cash equivalents are held by high-quality financial institutions, thereby reducing credit risk concentrations. Due to the geographic dispersion and the high credit quality of the Company's significant customers, credit risk relating to accounts receivable is limited. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral on accounts receivable. The Company's three largest customers accounted for a total of approximately 55%, 44%, and 49% of net revenues in the years ended July 31, 2001, 2000 and 1999, respectively, as follows:

                                                              2001   2000   1999
                                                              ----   ----   ----
Customer A..................................................   26%    11%    13%
Customer B..................................................   20     23     23
Customer C..................................................    9     10     13
                                                               --     --     --
                                                               55%    44%    49%
                                                               ==     ==     ==

     Approximately 46% and 49% of accounts receivable at July 31, 2001 and 2000, respectively, were from these customers. If the financial condition and operations of these customers deteriorate, the Company's operating results could be adversely affected.

                             BLUE RHINO CORPORATION

4. CYLINDERS AND CYLINDER DISPLAYS LEASED UNDER OPERATING LEASE AGREEMENTS

     The Company enters into operating lease agreements with its distributors for cylinders and cylinder displays for use within each distributor's territory. Under these leases, the distributor (lessee) is obligated to pay for all maintenance, installation, deinstallation, taxes and insurance related to the cylinders and cylinder displays. The lessee bears all risk of loss and damage to the cylinders and, in the event of loss or damage, is required to repair or replace the cylinders. The leases continue until either party terminates upon 60 days written notice to the other party. As of July 31, 2001, cylinders of $25,250 with accumulated depreciation of $2,300 and cylinder displays of $15,844 with accumulated depreciation of $4,541 were under lease. Lease income for the years ended July 31, 2001, 2000 and 1999 was $4,642, $3,676 and $1,985,
respectively. As of July 31, 2001, estimated future minimum rental payments to be received are approximately $4,198 per year through the year 2006.

5. PROPERTY, PLANT AND EQUIPMENT, NET

     Property, plant and equipment consists of the following at July 31:

                                                                2001      2000
                                                              --------   -------
Land........................................................  $     20   $    20
Building and leasehold improvements.........................       721       721
Cylinder displays, including panel graphics.................    24,023    19,623
Machinery and equipment.....................................     2,177     2,025
Computer hardware and software..............................     6,048     2,920
Equipment leased under capital leases.......................     1,689     1,714
                                                              --------   -------
                                                                34,678    27,023
  Less accumulated depreciation and amortization (including
     $744 and $411 as of July 31, 2001 and 2000,
     respectively, for equipment under capital leases)......   (11,042)   (6,691)
                                                              --------   -------
                                                              $ 23,636   $20,332
                                                              ========   =======

     Depreciation and amortization expense for the years ended July 31, 2001, 2000 and 1999 was $4,384, $2,844 and $1,995, respectively.

6. INTANGIBLES, NET

     Intangibles consist of the following at July 31:

                                                               2001      2000
                                                              -------   -------
Goodwill....................................................  $33,654   $26,302
Patents and trademarks......................................    1,406     1,399
Non-compete agreements......................................      994       983
                                                              -------   -------
                                                               36,054    28,684
Accumulated amortization....................................   (3,772)   (1,337)
                                                              -------   -------
                                                              $32,282   $27,347
                                                              =======   =======

     Amortization expense for the years ended July 31, 2001, 2000 and 1999 was $2,644, $891, and $355, respectively.

                             BLUE RHINO CORPORATION

7. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

     Long-term debt and capital leases consist of the following at July 31:

                                                               2001      2000
                                                              -------   -------
Bank credit facility........................................  $37,620   $44,274
Subordinated debt...........................................   15,000        --
Discount on subordinated debt...............................   (1,170)       --
Acquisition notes payable...................................    1,476     2,519
Capital lease obligations bearing interest at various rates
  from 9.98% to 11.42%......................................      419       861
Other.......................................................    2,159       528
                                                              -------   -------
                                                               55,504    48,182
  Less amounts due within one year..........................    2,333     5,786
                                                              -------   -------
                                                              $53,171   $42,396
                                                              =======   =======

     The aggregate maturities of long-term debt and capital lease obligations at July 31, 2001 are as follows:

                                                        LONG-TERM   CAPITAL LEASE
                                                          DEBT       OBLIGATIONS     TOTAL
                                                        ---------   -------------   -------
2002..................................................   $ 2,034        $321        $ 2,355
2003..................................................    39,221         122         39,343
2004..................................................        --          --             --
2005..................................................        --          --             --
2006..................................................        --          --             --
Thereafter............................................    13,830          --         13,830
                                                         -------        ----        -------
                                                          55,085         443         55,528
Less imputed interest.................................        --         (24)           (24)
                                                         -------        ----        -------
                                                         $55,085        $419        $55,504
                                                         =======        ====        =======

     In June 2001, the Company amended and extended its existing credit facility (as amended, the "Credit Facility"). The Credit Facility consists of two separate facilities -- a $38,000 revolving line of credit for general corporate purposes, inclusive of payments made under letters of credit issued for the benefit of the Company, and a $3,247 seasonal line for general corporate purposes. No further borrowings may be made against the seasonal line. The Credit Facility requires the Company to meet certain covenants, including minimum net worth and cash flow requirements. The Credit Facility is collateralized by a lien on substantially all of the Company's assets. The Credit Facility bears interest at the prime rate plus 2% per annum. In the event that the total borrowings under the credit facility exceed $28,000 as of December 31, 2001, the rate will be the prime rate plus 3% per annum thereafter. The Credit Facility matures on December 31, 2002. At July 31, 2001 the interest rate on both the revolving line of credit and seasonal line was 8.75%.

     On June 15, 2001, the Company completed a $15 million private placement of subordinated debt to an institutional investor. The agreement requires the Company to meet certain cash flow and other covenants and contains restrictions on capital expenditures and the payment of cash dividends. The debenture bears interest at the annual rate of 13%, payable quarterly. The principal balance matures on August 31, 2006. In addition, the Company issued a warrant to the investor to purchase 1,372,071 shares of common stock, with an exercise price of $3.8685 per share (subject to adjustment for organic changes and for certain future issuances below the then-existing exercise price) valued at $1,200. The warrant can be exercised at the holder's discretion in

                             BLUE RHINO CORPORATION
whole or in part any time until the later of June 15, 2011 or five years after payment of all amounts due under the debenture.

     Other includes obligations bearing interest at various rates between 6.72% and 7.75%.

8. COMMITMENTS AND CONTINGENCIES

     The Company leases certain facilities and office equipment under non-cancelable operating leases with original terms ranging from 36 to 60 months (Note 13). Additionally, the Company has certain computer hardware and software maintenance and support agreements. Rent expense and fees on these non-cancelable operating leases and service agreements from both affiliates and non-affiliates for the years ended July 31, 2001, 2000 and 1999 was $1,034, $480, and $392 respectively.

     Future minimum payments at July 31, 2001 under non-cancelable operating leases and service agreements with initial or remaining terms of one year or more to both affiliates and non-affiliates are $1,087 in 2002, $603 in 2003, $386 in 2004, $246 in 2005 and $0 in 2006.

     The Company is involved in various legal proceedings encountered in the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

9. EQUITY INVESTMENTS

  R4 Technical Center -- North Carolina, LLC

     On April 28, 2000, the Company entered into a joint venture agreement to operate and manage an automated propane bottling and cylinder refurbishing plant. R4 Technical Center North Carolina, LLC ("R4 Tech") began operations in May 2000. The Company received a 49% ownership interest in the joint venture in exchange for its net contribution of $3,430, which is being accounted for under the equity method of accounting. The Company recognized its portion of the loss in the joint venture for the period ended July 31, 2001 and 2000 of $2,572 and $403, respectively. At July 31, 2001, the Company had advances outstanding of $5,235 to R4 Tech. Manchester Tank & Equipment Co. owns a 50% interest in the joint venture, and Platinum Propane, LLC owns the remaining 1% interest in the joint venture.

     Summary financial information for R4 Tech as of and for the periods ended July 31, 2001 and 2000 is as follows:

                                                               2001     2000
                                                              ------   ------
Current assets..............................................  $1,496   $  884
Property, plant, and equipment and other assets.............   7,617    7,450
Current liabilities.........................................   8,162    2,223
Long-term debt..............................................      22       32
Net sales...................................................   9,910      908
Gross loss..................................................  (3,802)    (327)
Net loss....................................................  (5,250)    (822)

  Bison Valve, LLC

     On February 12, 1998, the Company invested $635 in Bison Valve, LLC ("Bison Valve"). Bison Valve was formed to market, produce and sell a specialty valve to the Company's distributors and third parties. The Company accounted for its investment in Bison Valve using the equity method of accounting to reflect the Company's funding of certain losses incurred by this entity primarily related to researching, developing, marketing and producing certain propane products. The Company recorded a loss of $311 for the year ended

                             BLUE RHINO CORPORATION

July 31, 1999, to reflect the operating results of the investee, Bison Valve. The Company acquired the assets of Bison Valve in September 1999 (Note 10).

10. ACQUISITIONS

  QuickShip, Inc.

     On October 26, 2000, the Company completed the acquisition of QuickShip, Inc. a retail shipping service company previously based in Lenexa, Kansas. QuickShip, a wholly owned subsidiary of the Company, offers its service at over 300 retail locations in 29 states. The aggregate purchase price, including certain acquisition costs, was approximately $9,803, comprised of approximately $972 in cash and deferred payments, $86 in a five-year warrant to purchase 100,000 shares of common stock, $1,945 in liabilities assumed and $6,800 paid in the form of shares of Series A Convertible Preferred Stock at $6.00 per share. This acquisition has been accounted for as a purchase. The purchase price was allocated based on an independent valuation as follows: approximately $7,433 to intangibles, approximately $2,201 to property, plant, and equipment consisting primarily of software and the balance to other assets and liabilities.

  Uniflame, Inc.

     On April 4, 2000, the Company completed the acquisition of substantially all of the assets of Uniflame, Inc., including its equity interest in its subsidiary Uni-Asia, Ltd. Uniflame, a wholly owned subsidiary of the Company, designs and imports barbecue grills, patio heaters, garden products and fireplace accessories. The aggregate purchase price was $13,291, of which approximately $11,286 was allocated to intangibles consisting of goodwill and non-compete agreements. The purchase price was made up of $4,348 in cash obtained from the Company's Credit Facility (Note 7), the issuance of 478,716 shares of common stock valued at $6,693 and the issuance of $2,250 of notes payable. The net assets acquired consisted primarily of inventories, accounts receivable, and liabilities assumed.

  International Propane Products, LLC

     On April 3, 2000, the Company completed the acquisition of substantially all of the assets relating to patio heaters and brass valves for propane cylinders, including certain intellectual property, developed and distributed by International Propane Products, LLC, a wholesale and design company. The aggregate purchase price, including certain acquisition costs, was $4,424, of which approximately $4,237 was allocated to intangibles consisting of goodwill and non-compete agreements. The purchase price was made up of $2,888 in cash obtained from the Company's Credit Facility (Note 7), the issuance of 83,572 shares of common stock valued at $1,123, and $413 of obligations for non-compete and minimum deferred purchase price agreements. The deferred purchase price is payable on a quarterly basis for a term equal to the lesser of (a) the life of the patent that may be issued with respect to the acquired intellectual property, but in any event not less than five years, or (b) the period ending on the last day of the first one year period during which the Company does not make, use or sell the patio heaters. The Company has agreed to pay a minimum deferred purchase price that may be as much as $530 under certain circumstances. Also included in the purchase agreement is a provision to pay 1% of future sales from patio heaters.

  Bison Valve, LLC

     On September 17, 1999, the Company acquired certain assets related to the overfill prevention device ("OPD") developed, manufactured and marketed by Bison Valve. The acquired assets included OPD molds, dies, and all intellectual property relating to the OPD developed by Bison Valve, which includes two patent applications on the OPD. The aggregate purchase price was $1,553, of which $1,470 was allocated to intangibles consisting of patents and non-compete agreements. The purchase price consisted of $1,239 in cash and a ten year warrant to purchase 100,000 shares of common stock with an exercise price of $7.40 per share,

                             BLUE RHINO CORPORATION
which was valued at $314. Also included in the purchase agreement is a provision to pay between 2 1/2% and 12% of future sales of OPDs over the life of the patents.

  Cylinder Exchange Businesses

     During fiscal 2001, 2000 and 1999, the Company completed a number of cylinder exchange acquisitions for an aggregate cash purchase price of approximately $362, $2,067 and $7,488, respectively, related to assets including cylinders, cylinder displays and other equipment and the right, title and interest in and to sellers' retail propane cylinder exchange accounts and locations.

     During the years ended July 31, 2001, 2000 and 1999, the Company acquired certain assets described above under various agreements. These acquisitions are summarized as follows:

                                                              2001      2000      1999
                                                             -------   -------   ------
Net assets acquired including intangibles..................  $ 8,220   $21,335   $8,167
Deferred purchase price....................................       --    (2,663)    (679)
Common stock and warrants issued...........................   (6,886)   (8,130)      --
                                                             -------   -------   ------
Cash paid for acquisitions.................................  $ 1,334   $10,542   $7,488
                                                             =======   =======   ======

     The acquisitions have been accounted for under the purchase method and, accordingly, the operating results from these acquisitions have been included in the Company's consolidated financial statements since the dates of acquisition. The following unaudited pro forma summary presents financial information for the Company for the years ended July 31, 2001, and 2000 as if the acquisitions had occurred on August 1, 1999. These pro forma results have been prepared for comparative purposes and do not purport to be indicative of what would have occurred had the acquisitions been made on August 1, 1999, nor is it indicative of future results.

                                                                2001      2000
                                                              --------   -------
                                                                 (UNAUDITED)
Net revenues................................................  $139,195   $98,828
                                                              ========   =======
Income before extraordinary loss............................  $ (4,768)  $  (561)
                                                              ========   =======
Net loss....................................................  $ (5,572)  $(1,387)
                                                              ========   =======
Basic loss per common share.................................  $  (0.47)  $ (0.13)
                                                              ========   =======

11. STOCKHOLDERS' EQUITY

  Preferred Stock

     On September 7, 2000 (the "Closing Date") the Company completed a private placement of 1,716,667 shares of its Series A Convertible Preferred Stock to two institutional investors under common management and three individuals, including Billy D. Prim, its Chairman, Chief Executive Officer and President, and Andrew
J. Filipowski, its Vice Chairman, for an aggregate purchase price of approximately $10,300. Messrs. Prim and Filipowski invested $50 and $250 for 8,333 and 41,667 shares of Series A Convertible Preferred Stock, respectively. In addition, on October 26, 2000, the Company issued 1,133,333 shares of Series A Convertible Preferred Stock for an aggregate purchase price of $6,800 in connection with its acquisition of QuickShip (Note 10). The Series A Convertible Preferred Stock accrues a cumulative dividend on the 20th day of December, March, June, and September of each year based on an annual rate of: 5% through the third anniversary of the Closing Date; 12% from the third anniversary of the Closing Date through the fourth anniversary of the Closing Date; and 15% thereafter. At the election of the Company, the dividend may be paid in cash, in shares of common stock or a combination of cash and shares of common stock at any

                             BLUE RHINO CORPORATION
time prior to conversion of the Series A Convertible Preferred Stock and must be paid at conversion. If the Company elects to pay the dividend in shares of common stock, the shares will be valued based on a 30-day trailing average ending three business days prior to the date the shares are authorized to be issued. As of July 31, 2001, the Company had accrued dividends on the outstanding shares of Series A Convertible Preferred Stock of $770. The Company currently intends to pay the accrued dividends in shares of common stock.

     Each share of Series A Convertible Preferred Stock is convertible into common stock at the option of the holder at any time after the first anniversary of the Closing Date. If the market price of the common stock exceeds a prescribed threshold, the Series A Convertible Preferred Stock is convertible into common stock at the option of the Company at any time after the second anniversary of the Closing Date. Each share of Series A Convertible Preferred Stock is initially convertible into one share of common stock, subject to adjustment for subdivisions, combinations, stock dividends, reclassifications and other similar transactions and certain stock issuances below the then-existing conversion price. The Series A Convertible Preferred Stock has a liquidation preference over the Company's common stock. The holders of the shares of Series A Convertible Preferred Stock have certain registration rights.

     Warrants to purchase 414,116 shares of the Company's common stock at an exercise price of $8.48 per share contained anti-dilution provisions that were triggered as a result of the issuance of 1,716,667 shares of Series A Convertible Preferred Stock at $6.00 per share and the issuance of 1,372,071 common stock warrants at $3.8685 per share in connection with the private placement of subordinated debt. As a result, the exercise price of such warrants were reset at $3.8685 and the number of shares of common stock for which those warrants are exercisable was proportionately increased, which may result in additional dilution for existing stockholders.

     In connection with the issuance of 1,716,667 shares of Series A Convertible Preferred Stock, the Company has paid William Blair & Co. a placement fee of $500 in cash and issued a five-year warrant to purchase 16,667 shares of common stock at an exercise price of $6.00 per share.

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

     Stock options generally are granted with an exercise price equal to 100% of the market value per share of the common stock on the date of grant. The options vest over one to five years and expire ten years from the date of grant. The terms and conditions of the awards made under the plans vary but, in general, are at the

                             BLUE RHINO CORPORATION
discretion of the board of directors or its appointed committee. Under the Plans the Company has reserved 2,739,875 shares of common stock for use and distribution under the terms of the Plans.

     The Company also has a Distributor Stock Option Plan (the "Distributor Option Plan") for Blue Rhino distributors and their stockholders, partners, members, directors, general partners, managers, officers, employees and consultants. The Company has reserved 400,000 shares of common stock for issuance upon the exercise of options granted under the Distributor Option Plan. Options issued under the Distributor Option Plan vest ratably over four years and expire ten years from the date of grant. For the years ended July 31, 2001, 2000 and 1999, the Company recognized compensation expense included in cost of sales of approximately $180, $138 and $272, respectively, related to stock options outstanding under the Distributor Option Plan.

     A summary of the Company's stock compensation plans at July 31, 2001, 2000 and 1999 and changes during the periods then ended is presented in the table below:

                                     2001                    2000                   1999
                             ---------------------   ---------------------   -------------------
                                          WEIGHTED                WEIGHTED              WEIGHTED
                                          AVERAGE                 AVERAGE               AVERAGE
                                          EXERCISE                EXERCISE              EXERCISE
                               SHARES      PRICE       SHARES      PRICE      SHARES     PRICE
                             ----------   --------   ----------   --------   --------   --------
Shares under option:
  Outstanding, beginning of
     year..................   1,535,307    $10.58       966,552    $12.52     698,796    $11.18
  Granted..................   1,148,360      2.61       653,004      7.76     327,945     14.59
  Exercised................           0        --         6,881      9.08      35,662     14.89
  Cancelled................     215,774      9.63        77,368     11.54      24,527     13.01
                             ----------              ----------              --------
  Outstanding, end of
     year..................   2,467,893      6.93     1,535,307     10.58     966,552     12.52
                             ----------              ----------              --------
  Exercisable, end of
     year..................     688,173     11.23       445,909     11.29     257,480      9.15
                             ==========              ==========              ========
Weighted average fair value
  of options granted.......  $     1.18              $     3.42              $   7.74
                             ==========              ==========              ========
Options available for
  grant, end of year.......     671,982                 304,568               880,395
                             ==========              ==========              ========

     For various price ranges, weighted average characteristics of outstanding stock options at July 31, 2001 were as follows:

                                               OUTSTANDING OPTIONS
                                       -----------------------------------   EXERCISABLE OPTIONS
                                                     WEIGHTED                --------------------
                                                     AVERAGE      WEIGHTED              WEIGHTED
                                                    REMAINING     AVERAGE                AVERAGE
RANGE OF EXERCISE PRICES                SHARES     LIFE (YEARS)    PRICE      SHARES      PRICE
------------------------               ---------   ------------   --------   --------   ---------
$ 2.13 -- $ 4.25.....................  1,099,883       9.40        $ 2.39         --     $   --
$ 4.59 -- $ 6.50.....................    175,451       7.46          6.11     62,451       5.48
$ 6.61 -- $ 7.75.....................    163,012       6.74          7.04    113,012       6.91
$ 8.06 -- $12.75.....................    367,413       8.82          8.48     93,401       8.69
$13.00 -- $14.75.....................    603,134       7.05         13.04    380,571      13.03
$19.13 -- $24.25.....................     59,000       7.41         21.63     38,738      21.65
                                       ---------       ----        ------    -------     ------
                                       2,467,893       8.38        $ 6.93    688,173     $11.23
                                       =========       ====        ======    =======     ======

     The Company accounts for its stock compensation plans in accordance with the provisions of APB No. 25, and complies with the disclosure provisions of SFAS No. 123. Accordingly, since options were granted at fair value, compensation expense has not been recognized for stock options granted to date under the 1994

                             BLUE RHINO CORPORATION

Stock Incentive Plan, the 1998 Stock Incentive Plan or the Director Option Plan. Had compensation expense for all of the Plans been determined for options granted since August 1, 1995 consistent with SFAS No. 123, the Company's pro forma net income/(loss) and earnings/(loss) per share for the years ended July 31, 2001, 2000 and 1999 would have been as follows:

                                                              2001      2000      1999
                                                             -------   -------   ------
Net income (loss) available for common stockholders:
  As reported..............................................  $(4,722)  $  (572)  $2,067
                                                             =======   =======   ======
  Pro forma................................................  $(5,952)   (1,602)  $1,429
                                                             =======   =======   ======
Earnings (loss) per common share:
Basic:
  As reported..............................................  $ (0.41)  $ (0.07)  $ 0.27
                                                             =======   =======   ======
  Pro forma................................................  $ (0.51)  $ (0.18)  $ 0.19
                                                             =======   =======   ======
Diluted:
  As reported..............................................  $ (0.41)  $ (0.07)  $ 0.27
                                                             =======   =======   ======
  Pro forma................................................  $ (0.51)  $ (0.18)  $ 0.19
                                                             =======   =======   ======

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for all grants: expected lives of five years; expected volatility ranging from 30% to 90%; expected dividends of zero and a risk-free interest rate ranging from 3.5% to 5.8%.

  Employee Stock Purchase Plan

     The Company established an Employee Stock Purchase Plan (the "ESPP") effective January 1, 2000, for all eligible employees. Under the ESPP, shares of the Company's common stock are purchased during annual offerings commencing on January 1 of each year. Shares are purchased at three-month intervals at 85% of the lower of the fair market value on the first day of the offering or the last day of each three-month purchase period. Employees may purchase shares having a value not exceeding 15% of their annual compensation, or $25,000, whichever is less. During the years ended July 31, 2001 and 2000, employees purchased 57,449 and 4,880 shares, respectively, at an average price of $2.13 per share and $7.34 per share, respectively. At July 31, 2001, 237,671 shares were reserved for future issuance under the ESPP.

  Common Stock Warrants

     The Company has issued common stock warrants in connection with various debt, equity and acquisition transactions. At July 31, 2001, warrants to purchase a total of 2,935,704 shares of common stock were outstanding and exercisable from the present time through June 15, 2011, with exercise prices ranging from $3.87 to $8.48 per share.

  Shares Reserved for Future Issuance

     The Company has reserved 9,163,250 authorized shares of common stock for future issuance as of July 31, 2001.

                             BLUE RHINO CORPORATION

12. EARNINGS (LOSS) PER SHARE:

     The basic and diluted earnings (loss) per share was determined as follows:

                                                               2001      2000     1999
                                                              -------   ------   ------
Basic and diluted earnings (loss) per common share:
  Net income (loss).........................................  $(3,952)  $ (572)  $2,067
  Less: Preferred stock dividends...........................      770       --       --
                                                              -------   ------   ------
Income (loss) available to common stockholders..............  $(4,722)  $ (572)  $2,067
                                                              =======   ======   ======
Weighted average common shares used in computing the
  earnings (loss) per common share (in thousands):
  Basic.....................................................   11,641    8,736    7,645
  Effect of dilution........................................       --       --      142
                                                              -------   ------   ------
  Diluted...................................................   11,641    8,736    7,787
                                                              =======   ======   ======
Basic and diluted earnings (loss) per common share..........  $ (0.41)  $(0.07)  $ 0.27
                                                              =======   ======   ======

     Options to purchase common stock and the assumed exercise of warrants during the years ended 2001 and 2000 have been excluded from the computation of diluted loss per common share as they were anti-dilutive.

13. RELATED PARTY TRANSACTIONS

     On September 7, 2000 the Company completed a private placement of 1,716,667 shares of its Series A Convertible Preferred Stock to two institutional investors under common management and three individuals, including Billy D. Prim, its Chairman, Chief Executive Officer and President, and Andrew J. Filipowski, its Vice Chairman, for an aggregate purchase price of approximately $10,300. Messrs. Prim and Filipowski invested $50 and $250 for 8,333 and 41,667 shares of Series A Convertible Preferred Stock, respectively (Note 11).

     During the years ended July 31, 2001, 2000 and 1999, the Company paid professional legal fees to Pedersen & Houpt, a Professional Corporation ("P&H") in the amount of $173, $459, and $344, respectively. A principal of P&H is also a director of the Company.

     The Company leases facilities from affiliates under noncancelable operating leases that expire December 2001 and March 2005. Rent expense under these leases was $567, $299, and $76 for the years ended July 31, 2001, 2000 and 1999, respectively.

     As of July 31, 1999, Platinum Propane Holding, LLC ("PPH") and Ark Holdings ("Ark") were affiliates and together operated the Company's eight affiliated distributors. PPH began operations as a distributor during fiscal 1996, while Ark began operations as a distributor during fiscal 1998. In August 1999, the Company's Chairman, Chief Executive Officer and President, Billy D. Prim, and Vice Chairman, Andrew J. Filipowski sold all of their interests in PPH and Ark distributors to an existing investor in PPH. This investor is not affiliated with Blue Rhino Corporation. Messrs. Prim and Filipowski together owned approximately 42% of PPH, a holding company for five Blue Rhino distributors. Sales from PPH's distributors represented approximately 32% of Blue Rhino's net revenues for the year ended July 31, 1999. In addition, Messrs. Prim and Filipowski together owned approximately 47% of Ark, a holding company for three Blue Rhino distributors. Sales from Ark distributors represented approximately 6% of Blue Rhino's net revenues for the year ended July 31, 1999. Both Messrs. Prim and Filipowski continue to serve as directors for PPH and Ark.

                             BLUE RHINO CORPORATION

     The following represents related party balances with these affiliates outstanding at July 31, 1999 and transactions for the one-month period ended August 31, 1999 and the fiscal year ended July 31, 1999:

                                                               PPH              ARK
                                                         ---------------   -------------
                                                         2000     1999     2000    1999
                                                         -----   -------   ----   ------
Accounts receivable....................................  $  --   $   308   $ --   $   69
Product sales..........................................     --       308     --       69
Notes receivable.......................................     --       133     --       --
Accounts payable.......................................     --       945     --      213
Cost of sales..........................................    873    11,340    241    2,071
Interest income........................................      1        64     --       --
Lease income...........................................     94       863     16      121
Cylinder purchases.....................................     --     6,470     --    1,337

14. PREPAID EXPENSES AND OTHER CURRENT ASSETS

     Prepaid expenses and other current assets consists of the following at July 31:

                                                               2001     2000
                                                              ------   ------
Advances....................................................  $7,890   $1,600
Prepaid expenses............................................   1,234    1,485
Notes receivable............................................     278      661
                                                              ------   ------
                                                              $9,402   $3,746
                                                              ======   ======

15. INCOME TAXES

     The provision for income taxes for the years ended July 31, 2001, 2000 and 1999 consisted of $123, $32 and $30 of current tax expense, respectively.

     A reconciliation of the differences between the statutory federal income tax rate of 34% and the effective tax rate for the years ended July 31, 2001, 2000 and 1999 is as follows:

                                                              2001     2000     1999
                                                              -----    -----    -----
Federal statutory tax rate..................................  (34.0)%  (34.0)%   34.0%
  Change in valuation allowance.............................   32.5     28.6    (35.5)
  Permanent differences and other...........................    2.5      7.4      2.0
  State taxes net of federal benefit........................    2.2      3.9      0.9
                                                              -----    -----    -----
          Effective tax rate................................    3.2%     5.9%     1.4%
                                                              =====    =====    =====

                             BLUE RHINO CORPORATION

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liability are as follows:

                                                             2001      2000      1999
                                                            -------   -------   -------
Assets:
  Net operating loss carryforward.........................  $13,884   $ 9,977   $ 7,131
  Allowance for doubtful accounts.........................    1,042       493       438
  Distributor option plan.................................      205        68       125
  Deferred loss on joint venture..........................      529       157        --
  Accrued Expenses........................................      531        --        --
  Reserves................................................      280        --        --
  Other...................................................      311        68        82
                                                            -------   -------   -------
  Total gross deferred tax assets.........................   16,782    10,763     7,776
  Valuation allowance.....................................   (8,616)   (7,337)   (7,145)
                                                            -------   -------   -------
          Net deferred tax assets.........................  $ 8,166   $ 3,426   $   631
                                                            =======   =======   =======
Liability:
  Depreciation and amortization...........................    8,166     3,426       631
                                                            -------   -------   -------
          Total gross deferred tax liabilities............  $ 8,166   $ 3,426   $   631
                                                            =======   =======   =======

     At July 31, 2001, the Company had net operating loss carryforwards for federal income tax purposes of approximately $35,950, which are available to offset future federal taxable income, if any, in varying amounts from 2002 through 2021. However, the utilization of the net operating losses will be subject to certain limitations as prescribed by Section 382 of the Internal Revenue Code.

16. DERIVATIVE INSTRUMENTS

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

     In July 2000, the Company entered into an interest rate swap agreement, as required under its bank credit facility, with a notional amount of $10,000 as a cash flow hedge of the variable interest rate debt outstanding under its credit facility. Under the swap agreement, which expires in July 2003, the Company pays a fixed rate of 7.36% and receives a rate equivalent to the one-month London Interbank Offered Rate ("LIBOR"). The swap was designated as a hedge of the benchmark interest rate. In February 2001, the interest rate on the bank credit facility was changed to a rate based on the prime rate. As a result, the interest rate risk being hedged is no longer based on the benchmark interest rate of LIBOR. However, for the six-month period ending July 31, 2001, the interest rate swap was still an effective cash flow hedge. As a result of the interest rate swap

                             BLUE RHINO CORPORATION
agreement, there was a $154 charge to interest expense during the year ended July 31, 2001 for the effective portion of the hedge. Hedge ineffectiveness, determined in accordance with SFAS 133, resulted in a $12 charge to other expense during the year ended July 31, 2001. The fair value of the derivative at July 31, 2001 was ($636) and it is reflected in the balance sheet in long-term debt and capital lease obligations, less current maturities.

     Effective March 1, 2001, the Company restructured its payment obligations to distributors such that each payment will include a fixed component and a variable component based on the price of propane. In March 2001, the Company entered into a derivative commodity swap instrument as a cash flow hedge against fluctuations in the propane price component of the distributor payments. In May through July 2001, the Company entered into additional derivative collar instruments to hedge additional propane price exposure on a portion of its anticipated cylinder exchange volume through December 2002. In the aggregate, the derivative instruments hedge approximately 50% to 95% of the Company's anticipated monthly cylinder exchange volume during the period from August 2001 through December 2002. As a result of the propane derivative instruments, there was a $235 charge to cost of sales during the year ended July 31, 2001 for the effective portion of the hedge. Hedge ineffectiveness, determined in accordance with SFAS 133, had no impact on earnings for the twelve-month period ended July 31, 2001. The fair value of the derivative at July 31, 2001 was a ($610) current liability that is reflected in the balance sheet in current portion of long-term debt and capital lease obligations and a $132 long-term asset that is reflected in the balance sheet in other assets.

     The net derivative loss recorded in OCI will be reclassified into earnings over the term of the underlying cash flow hedges. The amount that will be reclassified into earnings will vary depending upon the movement of the underlying interest rates and propane prices. As interest rates and propane prices decrease, the charge to earnings will increase. Conversely, as interest rates and propane prices increase, the charge to earnings will decrease.

     The following is a rollforward of the components of OCI for the year ended July 31, 2001:

Transition adjustment from adoption of SFAS 133.............  $  131
Net change associated with current period hedge
  transactions..............................................   1,372
Net amount reclassified into earnings during the year.......    (401)
                                                              ------
Ending balance deferred in OCI..............................  $1,102
                                                              ======

     Total comprehensive loss was ($5,054) for the year ended July 31, 2001.

17. DEFINED CONTRIBUTION PLAN

     The Company maintains a defined contribution employee benefit plan ("401(k) plan"), which covers all employees over 21 years of age who have completed a minimum of six months of employment. The 401(k) plan allows for employees' contributions, which, effective in July 1999, are matched by the Company up to a specific amount under the provisions of the 401(k) plan. Company contributions during the years ended July 31, 2001, 2000 and 1999 were approximately $135, $85 and $3 respectively.

                             BLUE RHINO CORPORATION

18. SUPPLEMENTAL INFORMATION TO CONSOLIDATED STATEMENTS OF CASH FLOWS

     The Company had certain non-cash investing and financing activities during the years ended July 31, 2001, 2000 and 1999 as follows:

                                                               2001     2000     1999
                                                              ------   ------   ------
Capital lease obligations...................................  $   --   $  448   $1,293
Notes receivable exchanged for the purchase of assets.......     157      498      929
Warrants issued in connection with debt, equity and
  acquisition transactions..................................   1,286    1,935       --
Cylinders acquired through vendor financing.................      --       --    7,000
Accreted preferred dividends................................     770       --       --

     Interest paid during the years ended July 31, 2001, 2000 and 1999 was $4,562, $2,066 and $778, respectively.

19. SEGMENT INFORMATION

     The Company has two reportable segments: cylinder exchange and products and other. The cylinder exchange segment relates to cylinder exchange transactions and lease income from cylinders and cylinder displays. The products and other segment includes the activities required to sell patio heaters, grills, fireplace accessories and garden products, which are managed and operated through Uniflame. In addition, the financial information related to QuickShip, a retail shipping services company acquired in October 2000, is included within the products segment as it is not currently material on a stand-alone basis (Note 10).

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

     The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and operational strategies. The majority of the products business was acquired in the Uniflame acquisition.

                                                            2001       2000      1999
                                                          --------   --------   -------
Net revenues:
  Cylinder exchange.....................................  $ 86,772   $ 68,771   $53,343
  Products and other....................................    52,291      9,962       477
                                                          --------   --------   -------
                                                          $139,063   $ 78,733   $53,820
                                                          ========   ========   =======
Segment EBITDA before extraordinary loss:
  Cylinder exchange.....................................  $ 10,219   $  6,406   $ 6,573
  Products and other....................................     2,267        864        47
                                                          --------   --------   -------
                                                          $ 12,486   $  7,270   $ 6,620
                                                          ========   ========   =======
Total assets:
  Cylinder exchange.....................................  $ 93,594   $ 82,429   $59,899
  Products and other....................................    33,750     25,746        --
                                                          --------   --------   -------
                                                          $127,344   $108,175   $59,899
                                                          ========   ========   =======

                             BLUE RHINO CORPORATION

     The following items are included in income (loss) before income taxes:

                                                               2001     2000     1999
                                                              ------   ------   ------
Equity in loss of equity method investees:
  Cylinder exchange.........................................  $2,572   $  403   $  311
  Products and other........................................      --       --       --
                                                              ------   ------   ------
                                                              $2,572   $  403   $  311
                                                              ======   ======   ======
Depreciation and amortization:
  Cylinder exchange.........................................  $5,965   $4,388   $2,872
  Products and other........................................   2,496      329       --
                                                              ------   ------   ------
                                                              $8,461   $4,717   $2,872
                                                              ======   ======   ======

     The following items are included in the determination of identifiable assets:

                                                             2001      2000      1999
                                                            -------   -------   -------
Investments in equity method investees:
  Cylinder exchange.......................................  $   455   $ 3,027   $    --
  Products and other......................................       --        --        --
                                                            -------   -------   -------
                                                            $   455   $ 3,027   $    --
                                                            =======   =======   =======
Capital expenditures:
  Cylinder exchange.......................................  $10,844   $17,824   $14,149
  Products and other......................................      152        41        --
                                                            -------   -------   -------
                                                            $10,996   $17,865   $14,149
                                                            =======   =======   =======

20. NON-RECURRING ITEMS AND SPECIAL CHARGES

     During the year ended July 31, 2001, the Company incurred a charge of $449 related to costs incurred in connection with refinancing its bank credit facility.

     In September 1999, the Company issued $7,000 of 5% Convertible Notes (the "Convertible Notes"). The Convertible Notes were redeemed in July 2000 with $7,000 of proceeds from the Credit Facility. The early retirement of the Convertible Notes resulted in an extraordinary loss of $486 in the year ended July 31, 2000 due to unamortized discount and other debt issuance costs.

     During the year ended July 31, 1999, the Company incurred a charge of $551 related to costs incurred in connection with an offering of common stock, which was terminated before completion in February 1999 due to unfavorable market conditions.

                             BLUE RHINO CORPORATION

21. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                           FISCAL 2001 QUARTER ENDED
                                                  --------------------------------------------
                                                  OCTOBER 31   JANUARY 31   APRIL 30   JULY 31
                                                  ----------   ----------   --------   -------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenues....................................   $33,821      $31,668     $31,575    $41,999
Total operating costs and expenses..............    32,204       32,361      31,881     38,592
                                                   -------      -------     -------    -------
Income (loss) from operations...................     1,617         (693)       (306)     3,407

Net income (loss)...............................      (184)      (2,465)     (2,131)       828
Preferred dividends.............................       128          214         214        214
                                                   -------      -------     -------    -------
Income (loss) available to common
  stockholders..................................   $  (312)     $(2,679)    $(2,345)   $   614
                                                   =======      =======     =======    =======
Per share data:
  Basic and diluted earnings (loss) per common
     share......................................   $ (0.03)     $ (0.22)    $ (0.19)   $  0.05
                                                   =======      =======     =======    =======

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is contained in our definitive proxy statement relating to our Annual Meeting of Stockholders scheduled to be held on December 18, 2001, which will be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, under the captions "Proposal 1 -- Election of Directors," "Information Concerning Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance," which are incorporated by reference herein.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is contained in our definitive proxy statement relating to our Annual Meeting of Stockholders scheduled to be held on December 18, 2001, which will be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, under the caption "Executive Compensation," which is incorporated by reference herein.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is contained in our definitive proxy statement relating to our Annual Meeting of Stockholders scheduled to be held on December 18, 2001, which will be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, under the caption "Beneficial Ownership of Directors, Executive Officers and Certain Beneficial Owners," which is incorporated by reference herein.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is contained in our definitive proxy statement relating to our Annual Meeting of Stockholders to be held on December 18, 2001, which will be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, under the caption "Certain Transactions," which is incorporated by reference herein.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:

          (1) Consolidated Financial Statements of the Company are included in
     Part II, Item 8:

           Report of Independent Accountants
           Consolidated Balance Sheets
           Consolidated Statements of Operations
           Consolidated Statements of Stockholders' Equity
           Consolidated Statements of Cash Flows
           Notes to Consolidated Financial Statements

          (2) Financial Statement Schedules

             Schedule II -- Valuation and Qualifying Accounts -- see additional section of this Report.

          (3) Exhibits

             See the Exhibit Index following the Signature Page, which is incorporated herein by reference.

     (b) Reports on Form 8-K filed in the fourth quarter of fiscal 2001

FORM    TYPE      DATE FILED    REPORTING PURPOSE
----    ----      ----------    -----------------
8-K     Item 5     6/20/01      To report the refinancing of bank debt and placement
                                of $15 million of subordinated debt to Allied Capital
                                Corporation.

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

Date: October 9, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

                      SIGNATURE                                    TITLE                     DATE
                      ---------                                    -----                     ----
                  /s/ BILLY D. PRIM                    Chairman of the Board,          October 9, 2001
-----------------------------------------------------    President
                    Billy D. Prim                        and Chief Executive Officer
                                                         (Principal Executive
                                                         Officer)

                 /s/ MARK CASTANEDA                    Secretary, Chief Financial      October 9, 2001
-----------------------------------------------------    Officer and Director
                   Mark Castaneda                        (Principal Financial and
                                                         Accounting Officer)

              /s/ ANDREW J. FILIPOWSKI                 Vice Chairman of the Board      October 9, 2001
-----------------------------------------------------
                Andrew J. Filipowski

               /s/ CRAIG J. DUCHOSSOIS                 Director                        October 9, 2001
-----------------------------------------------------
                 Craig J. Duchossois

                /s/ STEVEN D. DEVICK                   Director                        October 9, 2001
-----------------------------------------------------
                  Steven D. Devick

               /s/ JOHN H. MUEHLSTEIN                  Director                        October 9, 2001
-----------------------------------------------------
                 John H. Muehlstein

               /s/ RICHARD A. BRENNER                  Director                        October 9, 2001
-----------------------------------------------------
                 Richard A. Brenner

                 /s/ ROBERT J. LUNN                    Director                        October 9, 2001
-----------------------------------------------------
                   Robert J. Lunn

                /s/ DAVID L. WARNOCK                   Director                        October 9, 2001
-----------------------------------------------------
                  David L. Warnock

                                                                     SCHEDULE II

                             BLUE RHINO CORPORATION
                       VALUATION AND QUALIFYING ACCOUNTS
                FISCAL YEARS ENDED JULY 31, 2001, 2000 AND 1999
                                 (IN THOUSANDS)

                      COLUMN A                         COLUMN B     COLUMN C     COLUMN D     COLUMN E
                      --------                         --------     --------     --------     --------
                                                      BALANCE AT   CHARGED TO                 BALANCE
                                                      BEGINNING    COSTS AND                   END OF
DESCRIPTION                                           OF PERIOD     EXPENSES    DEDUCTIONS     PERIOD
-----------                                           ----------   ----------   ----------    --------
Year ended July 31, 1999
  Allowance for doubtful accounts...................     $134         $296        $   --        $430
Year ended July 31, 2000
  Allowance for doubtful accounts...................      430          430           116(1)      744
Year ended July 31, 2001
  Allowance for doubtful accounts...................      744          837           733         848

---------------

(1) Includes an allowance for doubtful accounts in the amount of $69 acquired in Uniflame acquisition.

                                    EXHIBITS

EXHIBIT
 NUMBER                            DESCRIPTION OF EXHIBIT
--------                           ----------------------
 2.1        --  Agreement and Plan of Reorganization dated October 25, 2000 by and among the Company, QuickShip Acquisition Corp.,
                QuickShip, Inc., Thomas E. Brandtonies, Gold Banc
                Corporation, Inc., incorporated by reference to Exhibit 2.1 to the Company's Annual Report on Form 10-K for the year
                ended July 31, 2000.
 3.1(a)     --  Second Amended and Restated Certificate of Incorporation of
                the Company, as amended, incorporated by reference to
                Exhibit 3.1 to the Company's Annual Report on Form 10-K for
                the year ended July 31, 2000.
 3.1(b)     --  Certificate of Designation, Rights and Preferences of Series
                A Convertible Preferred Stock Dated September 7, 2000,
                incorporated by reference to Exhibit 4.10 to the Company's
                Registration Statement on Form S-3 dated September 25, 2000.
 3.1(c)     --  Certificate of Designation, Number of Authorized Shares of
                Series A Convertible Preferred Stock dated October 25, 2000, incorporated by reference to Exhibit 4.10 to the Company's
                Annual Report on Form 10-K for the year ended July 31, 2000.
 3.2        --  Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.2 to the Company's Registration
                Statement on Form S-1 dated March 10, 1998.
 4.1(a)     --  Form of Certificate of Common Stock of the Company,
                incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Company's Registration Statement on Form S-1 dated
                May 13, 1998.
 4.1(b)     --  Form of Certificate of Series A Convertible Preferred Stock
                of the Company, incorporated by reference to Exhibit 4.1(b)
                to the Company's Annual Report on Form 10-K for the year
                ended July 31, 2000.
 4.2        --  Registration Rights Agreement among the Company and the purchasers of Common Stock and Warrants dated September 7,
                1999, incorporated by reference to Exhibit 4.1 to the
                Company's Current Report on Form 8-K dated September 23,
                1999.
 4.3        --  Registration Rights Agreement among the Company and the
                Buyers of its Convertible Notes dated September 22, 1999,
                incorporated by reference to Exhibit 4.2 to the Company's
                Current Report on Form 8-K dated September 23, 1999.
 4.4(a)     --  Amended and Restated Registration Rights Agreement, dated as of March 1, 1997, among the Company, Forsythe
                Technology/Lunn Partners Venture Leasing, L.P., Platinum
                Propane Holding, L.L.C., the Purchasers of Units pursuant to the Unit Purchase Agreement dated October 11, 1995 and the
                Purchasers of the Company's Series A Convertible
                Participating Preferred Stock, incorporated by reference to
                Exhibit 10.15 to the Company's Registration Statement on
                Form S-1 dated March 10, 1998.
 4.4(b)     --  First Amendment to Amended and Restated Registration Rights
                Agreement among the Company and certain holders of its
                common stock dated September 7, 1999, incorporated by
                reference to Exhibit 4.3 to the Company's Current Report on
                Form 8-K dated September 23, 1999.
 4.5        --  Form of Warrant to Purchase Common Stock of the Company
                issued to purchasers of the Company's Common Stock in its
                private offering dated September 7, 1999, incorporated by
                reference to Exhibit 4.4 to the Company's Current Report on
                Form 8-K dated September 23, 1999.
 4.6        --  Form of Warrant to Purchase Common Stock of the Company
                issued to purchasers of the Company's Convertible Notes on
                September 20, 1999, incorporated by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K dated September
                23, 1999.
 4.7        --  Form of Warrant issued to Michael A. Waters dated September
                17, 1999, incorporated by reference to Exhibit 4.6 to the
                Company's Current Report on Form 8-K dated September 23,
                1999.

EXHIBIT
 NUMBER                            DESCRIPTION OF EXHIBIT
--------                           ----------------------
 4.8        --  Registration Rights Agreement among the Company and the stockholders and certain employees of Uniflame, Inc. dated
                March 31, 2000, incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated April 18,
                2000.
 4.9        --  Amended and Restated Registration Rights Agreement dated
                October 25, 2000 among the Company, the investors listed
                therein and the former stockholders of QuickShip, Inc.,
                incorporated by reference to Exhibit 4.12 to the Company's
                Annual Report on Form 10-K for the year ended July 31, 2000.
 4.10       --  Form of Warrant issued to Thomas E. Brandtonies dated
                October 26, 2000, incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated November
                13, 2000.
 4.11       --  Senior Subordinated Debenture dated June 15, 2001 in the amount of $15,000,000 from the Company payable to Allied
                Capital Corporation.
 4.12       --  Warrant issued to Allied Capital Corporation dated June 15,
                2001.
 4.13       --  Investor Rights Agreement dated June 15, 2001 among the
                Company, Allied Capital Corporation and certain stockholders of the Company.
 9.1        --  Amended and Restated Stockholders Agreement dated October
                25, 2000 among the Company and the holders of Series A
                Preferred Stock listed therein, incorporated by reference to
                Exhibit 9.1 to the Company's Annual Report on Form 10-K for
                the year ended July 31, 2000.
10.1(a)     --  Second Amended and Restated Loan Agreement between Bank of
                America, N.A. and the Company dated as of June 30, 2000,
                incorporated by reference to Exhibit 10.1(a) to the
                Company's Annual Report on Form 10-K for the year ended July
                31, 2000.
10.1(b)     --  Security Agreement, dated as of December 31, 1998 between the Company and NationsBank, N.A., incorporated by reference to Exhibit 10.1(b) to Amendment No. 1 to the Company's
                Registration Statement on Form S-1 dated January 15, 1998.
10.1(c)     --  Amendment to Security Agreement between Bank of America,
                N.A. and the Company dated as of December 9, 1999,
                incorporated by reference to Exhibit 10.2 to the Company's
                Quarterly Report on Form 10-Q for the Quarter Ended October
                31, 1999.
10.1(d)     --  Promissory Note in the amount of $7 million dated as of June
                30, 2000 made by the Company payable to Bank of America,
                N.A., incorporated by reference to Exhibit 10.1(d) to the
                Company's Annual Report on Form 10-K for the year ended July
                31, 2000.
10.1(e)     --  Promissory Note in the amount of $10 million dated as of
                June 30, 2000 made by the Company payable to Bank of
                America, N.A., incorporated by reference to Exhibit 10.1(e)
                of the Company's Annual Report on Form 10-K for the year
                ended July 31, 2000.
10.1(f)     --  Promissory Note in the amount of $38 million dated as of
                June 30, 2000 made by the Company payable to Bank of
                America, N.A., incorporated by reference to Exhibit 10.1(f)
                of the Company's Annual Report on Form 10-K for the year
                ended July 31, 2000.
10.1(g)     --  Pledge Agreement by the Company to Bank of America, N.A.
                dated as of June 30, 2000, incorporated by reference to
                Exhibit 10.1(g) of the Company's Annual report on Form 10-K for the year ended July 31, 2000.
10.1(h)     --  Continuing and Unconditional Guaranty Agreement between CPD
                Associates, Inc. and Bank of America, N.A. dated December 9,
                1999, incorporated by reference to Exhibit 10.4 to the
                Company's Quarterly Report on Form 10-Q for the Quarter
                Ended October 31, 1999.
10.1(i)     --  Continuing and Unconditional Guaranty Agreement between
                Rhino Services, L.L.C. and Bank of America, N.A., dated
                December 9, 1999, incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the
                Quarter Ended October 31, 1999.
10.1(j)     --  Continuing and Unconditional Guaranty Agreement between USA
                Leasing, L.L.C. and Bank of America, N.A. dated December 9,
                1999, incorporated by reference to Exhibit 10.6 to the
                Company's Quarterly Report on Form 10-Q for the Quarter
                Ended October 31, 1999.

EXHIBIT
 NUMBER                            DESCRIPTION OF EXHIBIT
--------                           ----------------------
10.1(k)     --  Continuing and Unconditional Guaranty Agreement between
                QuickShip, Inc. and Bank of America, N.A. dated October 26,
                2000, incorporated by reference to Exhibit 10.1(k) to the
                Company's Annual Report on Form 10-K for the year ended July
                31, 2000.
10.2(a)     --  Form of Distribution Agreement of the Company and Its
                Distributors, incorporated by reference to Exhibit 10.7(a)
                to the Company's Registration Statement on Form S-1 dated
                March 10, 1998.
10.2(b)     --  Form of Sublease of Personal Property between the Company and Its Distributors, incorporated by reference to Exhibit
                10.7(b) to the Company's Registration Statement on Form S-1
                dated March 10, 1998.
10.3(a)     --  Form of Security Agreement to Secure the Sale of Cylinders
                between the Company and Its Distributors, incorporated by
                reference to Exhibit 10.8(a) to Amendment No. 1 to the
                Company's Registration Statement on Form S-1 dated April 22,
                1998.
10.3(b)     --  Form of Promissory Note Evidencing the Sale of Cylinders
                between the Company and Its Distributors, incorporated by
                reference to Exhibit 10.8(b) to Amendment No. 1 to the
                Company's Registration Statement on Form S-1 dated April 22,
                1998.
10.4        --  Amended and Restated Stock Option Plan for Non-Employee
                Directors, as amended and restated May 17, 2001.
10.5        --  Distributor Stock Option Plan of the Company, incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the
                Company's Registration Statement on Form S-1 dated April 22,
                1998.
10.6        --  1994 Stock Incentive Plan of the Company, incorporated by
                Reference to Exhibit 10.14 to the Company's Registration
                Statement on Form S-1 dated March 10, 1998.
10.7        --  1998 Stock Incentive Plan of the Company, as amended
                December 19, 2000.
10.8        --  Lease Agreement dated December 4, 1998 between the Company and Rhino Real Estate, L.L.C. incorporated by Reference to
                Exhibit 10.14 to the Company's Registration Statement on
                Form S-1 dated January 5, 1999.
10.9        --  Master Equipment Lease Agreement dated August 11, 1996 between the Company and Leasing Innovations, Incorporated, incorporated by Reference to Exhibit 10.15(b) to Amendment
                No. 1 to the Company's Registration Statement as Form S-1
                dated January 15, 1999.
10.10       --  Services Agreement dated June 1, 1997 between the Company and Information Management Systems Services, incorporated by reference to Exhibit 10.16 to the Company's Annual Report on
                Form 10-K dated October 29, 1998.
10.11       --  Securities Purchase Agreement among the Company HFTP
                Investment, L.L.C. and Leonardo, L.P., dated September 22,
                1999, incorporated by reference to Exhibit 10.1 to the
                Company's Current Report on Form 8-K dated September 23,
                1999.
10.12       --  Form of Convertible Note issued to purchasers of the
                Company's Convertible Notes on September 22, 1999,
                incorporated by reference to Exhibit 10.2 to the Company's
                Current Report on Form 8-K dated September 23, 1999.
10.13       --  Asset Purchase Agreement among the Company, Bison Valve,
                L.L.C. and Michael A. Waters dated September 17, 2000,
                incorporated by reference to Exhibit 10.3 to the Company's
                Current Report on Form 8-K dated September 23, 2000.
10.14       --  Employment Agreement between the Company and Billy D. Prim dated May 31, 1999 effective as of January 1, 1999,
                incorporated by reference to Exhibit 10.20 to the Company's
                Annual Report on Form 10-K for the year ended July 31, 1999.
10.15       --  Asset Purchase Agreement between the Company and Georgia Gas
                Distributions, Inc. dated December 9, 2000, incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the Quarter Ended October 31, 2000.
10.16       --  Asset Purchase Agreement by and among the Company, Uniflame,
                Mac R. McQuilkin and James E. Harris dated as of March 31,
                2000, incorporated by reference to Exhibit 10.1 to the
                Company's Current Report on Form 8-K dated April 18, 2000.

EXHIBIT
 NUMBER                            DESCRIPTION OF EXHIBIT
--------                           ----------------------
10.17       --  Employment Agreement by and between the Company and Michael
                Fasel dated April 1, 2000, incorporated by reference to
                Exhibit 10.2 to the Company's Current Report on Form 8-K
                dated April 18, 2000.
10.18       --  Employment Agreement by and between the Company and Martin
                Bossler dated April 1, 2000, incorporated by reference to
                Exhibit 10.3 to the Company's Current Report on Form 8-K
                dated April 18, 2000.
10.19       --  Asset Purchase Agreement by and among the Company,
                International Propane Products, LLC and Michael A. Waters
                dated as of March 31, 2000, incorporated by reference to
                Exhibit 10.4 to the Company's Current Report on Form 8-K
                dated April 18, 2000.
10.20       --  Indemnification Agreement by and among the Company,
                International Propane Products, LLC and Michael A. Waters
                dated as of March 31, 2000, incorporated by reference to
                Exhibit 10.5 to the Company's Current Report on Form 8-K
                dated April 18, 2000.
10.21       --  License Agreement by and among the Company, International
                Propane Products, LLC and Michael A. Waters dated as of
                March 31, 2000, incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K dated April 18,
                2000.
10.22       --  Agreement to Amend the Convertible Notes by and among the
                Company, HFTP Investment L.L.C. and Leonardo, L.P. dated of
                April 3, 2000, incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K dated April 18,
                2000.
10.23       --  Form of Amendment No. 1 to Convertible Notes, dated as of
                March 31, issued to purchasers of the Company's Convertible
                Notes, dated September 23, 2000, incorporated by reference to Exhibit 10.9 to the Company's Current Report on Form 8-K
                dated April 18, 2000.
10.24       --  Limited Liability Company Agreement of R4 Technical
                Center -- North Carolina, LLC dated April 28, 2000,
                incorporated by reference to Exhibit 10.24 to the Company's
                Annual Report on Form 10-K for the year ended July 31, 2000.
10.25       --  Real Estate Lease between Uniflame, Inc. and H & M
                Enterprises, L.L.C. dated March 1, 1995, as amended February
                8, 2000, incorporated by reference to Exhibit 10.25 to the
                Company's Annual Report on Form 10-K for the year ended July
                31, 2000.
10.26       --  Investment Agreement dated June 15, 2001 among the Company,
                USA Leasing, LLC, Rhino Services, LLC, CPD Associates, Inc.,
                QuickShip, Inc., Uniflame Corporation and Allied Capital
                Corporation.
10.27       --  Third Modification Agreement dated June 15, 2001 by and among the Company, USA Leasing, LLC, Rhino Services, LLC,
                CPD Associates, Inc., QuickShip, Inc., Uniflame Corporation
                and Bank of America, N.A.
21.1        --  Subsidiaries of the Company.
23.1        --  Consent of Ernst & Young LLP.