Form 10-Q
period 2001-10-31
BLUE RHINO CORP
filed 2001-12-17
CIK 1034379

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            -------------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2001

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

      Yes [X]                 No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                           Outstanding at November 30, 2001
---------------------------------------         --------------------------------
Common stock, par value $.001 per share                 9,325,063 Shares

                             BLUE RHINO CORPORATION

                                      INDEX


                          PART I: FINANCIAL INFORMATION

    Item 1:       Financial Statements (unaudited):

                    Condensed consolidated balance sheets as of October 31, 2001 and July 31, 2001.

                    Condensed consolidated statements of operations for the three-month periods ended October 31, 2001 and 2000.

                    Condensed consolidated statements of cash flows for the three-month periods ended October 31, 2001 and 2000.

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


    SIGNATURES

                                     PART I

                              FINANCIAL INFORMATION


ITEM 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                             BLUE RHINO CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    AS OF OCTOBER 31, 2001 AND JULY 31, 2001
                                 (IN THOUSANDS)

                                                                              OCTOBER 31,       JULY 31,
                                                                                2001              2001
                                                                                ----              ----
                                                                              (unaudited)
                               ASSETS
Current assets:
      Cash and cash equivalents .....................................        $   1,542         $   1,044
      Accounts receivable, net ......................................           13,624            19,619
      Inventories ...................................................            6,636             7,960
      Prepaid expenses and other current assets .....................            4,655             9,402
                                                                             ---------         ---------
             Total current assets ...................................           26,457            38,025

Cylinders leased under operating lease agreements, net ..............           31,930            31,466
Property, plant, and equipment, net .................................           30,660            23,636
Intangibles, net ....................................................           32,271            32,282
Investment in joint venture .........................................              122               455
Other assets ........................................................            1,271             1,480
                                                                             ---------         ---------
             Total assets ...........................................        $ 122,711         $ 127,344
                                                                             =========         =========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
      Accounts payable ..............................................        $   7,605         $  13,314
      Current portion of long-term debt and capital lease obligations            2,923             2,333
      Accrued liabilities ...........................................            3,370             3,617
                                                                             ---------         ---------
             Total current liabilities ..............................           13,898            19,264
Long-term debt and capital lease obligations, less current maturities           54,399            53,171
                                                                             ---------         ---------
             Total liabilities ......................................           68,297            72,435

 Stockholders' equity:
      Common stock, $0.001 par value; 100,000,000 shares
       authorized, 9,299,654 and 9,279,152 shares issued
       and outstanding at October 31, 2001 and July 31, 2001,
       respectively .................................................                9                 9
      Preferred stock, $0.001 par value; 20,000,000
       shares authorized, 2,850,000 shares issued and
       outstanding at October 31, 2001 and July 31, 2001;
       liquidation value $18,335 at October 31, 2001 ................                3                 3
      Capital in excess of par ......................................           78,070            77,567
      Common stock warrants .........................................            3,221             3,221
      Accumulated deficit ...........................................          (24,570)          (24,789)
      Accumulated other comprehensive loss ..........................           (2,319)           (1,102)
                                                                             ---------         ---------
             Total stockholders' equity .............................           54,414            54,909
                                                                             ---------         ---------
Total liabilities and stockholders' equity ..........................        $ 122,711         $ 127,344
                                                                             =========         =========

   The accompanying notes are an integral part of these financial statements.

                             BLUE RHINO CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED OCTOBER 31, 2001 AND 2000
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                 THREE MONTHS ENDED
                                                                    OCTOBER 31,
                                                                    -----------
                                                                2001             2000
                                                                ----             ----
                                                                     (Unaudited)
Net revenues ........................................         $36,839          $33,821
Operating costs and expenses:
   Cost of sales ....................................          26,803           25,757
   Selling, general, and administrative .............           5,809            4,810
   Depreciation and amortization ....................           1,836            1,637
                                                               ------           ------
      Total operating costs and expenses ............          34,448           32,204
                                                               ------           ------
      Income from operations ........................           2,391            1,617
Interest and other expenses (income):
   Interest expense .................................           1,541            1,209
   Loss on investee .................................             338              570
   Other, net .......................................            (186)              20
                                                               ------           ------
      Income (loss) before income taxes .............             698             (182)
Income taxes ........................................              13                2
                                                               ------           ------
      Net income (loss) .............................         $   685          $  (184)
Preferred dividends .................................             466              128
                                                               ------           ------
       Income (loss) available to common stockholders         $   219          $  (312)
                                                               ======           ======
Basic and diluted earnings (loss) per common share ..         $  0.02          $ (0.03)
Shares used in per share calculations:
   Basic ............................................          12,137           10,293
                                                               ======           ======
   Diluted ..........................................          12,556           10,293
                                                               ======           ======


   The accompanying notes are an integral part of these financial statements.

                             BLUE RHINO CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED OCTOBER 31, 2001 AND 2000
                                 (IN THOUSANDS)


                                                                                                 THREE MONTHS ENDED
                                                                                                     OCTOBER 31,
                                                                                                     -----------
                                                                                                2001             2000
                                                                                                ----             ----
                                                                                                     (unaudited)
Cash flows from operating activities:
     Net income (loss) ..............................................................        $    685         $   (184)
     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
           Depreciation and amortization ............................................           1,836            1,637
           Loss on investee .........................................................             338              570
           Other non-cash expenses ..................................................             149               70
           Changes in operating assets and liabilities, net of business acquisitions:
                Accounts receivable .................................................           5,945            2,605
                Inventories .........................................................             844              191
                Other current assets ................................................            (201)          (1,300)
                Accounts payable and accrued liabilities ............................          (6,815)          (8,420)
                                                                                             --------         --------
                    Net cash provided by (used in) operating activities .............           2,781           (4,831)
                                                                                             --------         --------
Cash flows from investing activities:
     Business acquisitions ..........................................................            (197)          (1,151)
     Purchases of property, plant, and equipment ....................................            (810)          (1,505)
     Net advances to and investment in joint venture ................................            (775)          (1,011)
     Purchases of cylinders held under operating leases, net ........................            (293)          (1,095)
     Collections on notes receivable ................................................              19              237
                                                                                             --------         --------
                    Net cash used in investing activities ...........................          (2,056)          (4,525)
                                                                                             --------         --------
Cash flows from financing activities:
     Proceeds from issuance of equity, net of expenses ..............................              36            9,644
     Proceeds from notes payable to bank ............................................          24,320           15,626
     Payments on notes payable to bank ..............................................         (23,620)         (14,807)
     Payments on long-term debt and capital lease obligations .......................            (963)            (425)
                                                                                             --------         --------
                    Net cash (used in) provided by financing activities .............            (227)          10,038
                                                                                             --------         --------
Net increase in cash and cash equivalents ...........................................             498              682
Cash and cash equivalents at beginning of period ....................................           1,044            1,079
                                                                                             --------         --------
Cash and cash equivalents at end of period ..........................................        $  1,542         $  1,761
                                                                                             ========         ========

   The accompanying notes are an integral part of these financial statements.

                             BLUE RHINO CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          OCTOBER 31, 2001 (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


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

            The accompanying unaudited interim condensed consolidated financial statements of the Company have been prepared by the Company in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and, accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of items of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three-month periods ended October 31, 2001 are not necessarily indicative of the results that may be expected for the year ending July 31, 2002.

            The balance sheet at July 31, 2001 has been derived from the audited financial statements of the Company as of July 31, 2001 but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

            These financial statements should be read in conjunction with the audited consolidated financial statements of Blue Rhino Corporation as of and for the year ended July 31, 2001.

2. DERIVATIVE INSTRUMENTS

            The Company accounts for derivative instruments in accordance with Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement specifies that all derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income ("OCI") and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

            The Company uses derivative instruments, which are designated as cash flow hedges, to manage exposure to interest rate fluctuations and wholesale propane price volatility. The Company's objective for holding derivatives is to minimize risks by using the most effective methods to eliminate or reduce the impacts of these exposures.

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

            The following is a rollforward of the components of OCI for the three months ended October 31, 2001 and 2000:

                                                                      THREE MONTHS ENDED
                                                                          OCTOBER 31,
                                                                          -----------
                                                                       2001         2000
                                                                       ----         ----
Beginning balance deferred in OCI ............................        $1,102         $131
Net change associated with current period hedge transactions .         1,659          115
Net amount reclassified into earnings during the year ........          (442)         (19)
                                                                       -----          ---
Ending balance deferred in OCI ...............................        $2,319         $227
                                                                       =====          ===

            Total comprehensive loss for the three months ended October 31, 2001 and 2000 was ($532) and ($281) respectively.

3. INVESTMENT IN JOINT VENTURE

            The Company has a 49% ownership interest in a joint venture, R4 Technical Center North Carolina, LLC ("R4 Tech"). R4 Tech was established in April 2000 to operate and manage an automated propane bottling and cylinder refurbishing plant. R4 Tech began operations in May 2000 and is being accounted for under the equity method of accounting. The Company recognized its portion of the loss in the joint venture for the three months ended October 31, 2001 and October 31, 2000 of $338 and $570, respectively. During the three months ended October 31, 2001 and October 31, 2000, the Company advanced $775 and $1,011, respectively, to R4 Tech.

            Effective September 30, 2001, the Company entered into a sale and leaseback transaction with R4 Tech. The Company purchased all of the land, buildings and equipment associated with the propane bottling and cylinder refurbishing operation for $7,599. The purchase price was used by R4 Tech to repay outstanding advances made by the Company. Contemporaneously with the sale, R4 Tech leased back the land, buildings and equipment from the Company under the terms of a three-year operating lease agreement. The sale and leaseback transaction is not expected to have a material impact on the Company's consolidated results of operations or financial position.

            Summary financial information for R4 Tech for the three-month periods ended October 31, 2001 and October 31, 2000 is as follows:

                              THREE MONTHS ENDED
                                  OCTOBER 31,
                             2001            2000
                             ----            ----
Net revenues ......        $ 2,992         $ 1,611
Gross profit/(loss)            144            (855)
Net loss ..........           (681)         (1,164)

4. GOODWILL AND OTHER INTANGIBLE ASSETS

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

            The Company applied the new rules for accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2002. As of October 31, 2001, the Company has unamortized intangibles of $32.3 million that will be subject to the transition provisions of the Statements. The Company has not yet determined the impact of adopting these Statements on its earnings and financial position, including whether it will be required to recognize any transitional impairment losses as a cumulative effect of a change in accounting principle. Application of the nonamortization provisions of the Statements is expected to result in an increase in net income of approximately $2.6 million in fiscal 2002.

5. EARNINGS (LOSS) PER SHARE

            The following table sets forth a reconciliation of the numerators and denominators in computing earnings (loss) per common share in accordance with Statement of Financial Accounting Standards No. 128.

                                                               THREE MONTHS ENDED
                                                                   OCTOBER 31,
                                                                   -----------
                                                             2001              2000
                                                             ----              ----
                                                                   (unaudited)
Net income (loss)  .................................        $    685        $   (184)
Less: Preferred stock dividends ....................             466             128
                                                            --------        --------
Income (loss) applicable to common stockholders ....        $    219        $   (312)
                                                            ========        ========
Income (loss) applicable to common stockholders ....        $    219        $   (312)
Weighted average number of common
shares outstanding (in thousands) ..................          12,137          10,293
                                                            --------        --------
Basic earnings (loss) per common share .............        $   0.02        $ ( 0.03)
                                                            ========        ========
Income (loss) applicable to common stockholders ....        $    219        $   (312)
Weighted average number of common shares
outstanding (in thousands) .........................          12,137          10,293
Effect of potentially dilutive securities:
    Common stock options ...........................             419              --
    Common stock warrants ..........................              --              --
                                                            --------        --------
Weighted average number of common shares outstanding
assuming dilution ..................................          12,556          10,293
                                                            --------        --------
 Diluted earnings (loss) per common share ..........        $   0.02        $ ( 0.03)
                                                            ========        ========

            For the three months ended October 31, 2001, the diluted earnings per common share calculation does not include common stock warrants representing equivalents of 2,935,704 shares of common stock because the exercise prices are greater than the average market price of the Company's common stock and the effect would be anti-dilutive. Options to purchase common stock and the assumed exercise of warrants for the three months ended October 31, 2000 have been excluded from the computation of diluted loss per share as they were anti-dilutive.

6. SEGMENT INFORMATION

            The Company has two reportable segments: cylinder exchange and products and other. The cylinder exchange segment relates to cylinder exchange transactions and lease income from cylinders and cylinder displays. The products and other segment includes the activities required to sell patio heaters, grills, fireplace accessories and garden products, which are managed and operated through Uniflame. In addition, the financial information related to QuickShip, a retail shipping services company acquired in October 2000, is included within the products segment as it is not currently material on a stand-alone basis.

            The Company evaluates performance and allocates resources based on several factors, of which the primary financial measure is business segment operating income, defined as earnings before interest, taxes, depreciation and amortization before other non-operating expenses ("EBITDA").

            The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and operational strategies. The majority of the products business segment was acquired in the Uniflame acquisition. The Company's selected segment information as of and for the three months ended October 31, 2001 and October 31, 2000 is as follows:

                                        THREE MONTHS ENDED
                                           OCTOBER 31,
                                           -----------
                                       2001           2000
                                       ----           ----
Net revenues:
  Cylinder exchange.............      $21,424        $16,961
  Products and other............       15,415         16,860
                                      -------        -------
                                      $36,839        $33,821
                                      =======        =======
Segment EBITDA:
  Cylinder exchange.............      $ 2,926        $   662
  Products and other............        1,301          2,592
                                      -------        -------
                                      $ 4,227        $ 3,254
                                      =======        =======

                                          AS OF OCTOBER 31,
                                        2001            2000
                                        ----            ----
Total assets:
  Cylinder exchange.............      $ 88,483        $ 80,636
  Products and other............        34,228          37,909
                                      --------        --------
                                      $122,711        $118,545
                                      ========        ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            CERTAIN STATEMENTS IN THIS SECTION AND ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q ARE FORWARD-LOOKING IN NATURE AND RELATE TO THE COMPANY'S PLANS, OBJECTIVES, ESTIMATES, GOALS AND FUTURE FINANCIAL PERFORMANCE. THE TERMS "MAY," "WILL," "SHOULD," "EXPECTS," "INTENDS," "PLANS," "ANTICIPATES," "BELIEVES," "ESTIMATES," "PREDICTS," "POTENTIAL," "CONTINUE" AND SIMILAR WORDS OR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ARE MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND SPEAK ONLY AS OF THE DATE OF THIS REPORT. THE STATEMENTS ARE BASED ON CURRENT EXPECTATIONS, ARE INHERENTLY UNCERTAIN AND SUBJECT TO RISKS, AND SHOULD BE VIEWED WITH CAUTION. THE COMPANY'S BUSINESS IS SUBJECT TO NUMEROUS RISKS AND UNCERTAINTIES INCLUDING, IN PARTICULAR, THE COMPANY'S ABILITY TO PLACE BLUE RHINO CYLINDER EXCHANGE AT ADDITIONAL RETAIL LOCATIONS, TO INTEGRATE ACQUISITIONS, TO LAUNCH NEW PRODUCTS AND SERVICES AND TO MITIGATE THE EFFECTS OF HIGH PROPANE COMMODITY PRICES SUCCESSFULLY. THESE AND OTHER RISKS AND UNCERTAINTIES, INCLUDING THOSE DETAILED IN THE COMPANY'S REGISTRATION STATEMENT ON FORM S-3/A DATED OCTOBER 29, 2001 AND ITS MOST RECENT ANNUAL REPORT ON FORM 10-K FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, COULD CAUSE ACTUAL RESULTS, PERFORMANCE AND DEVELOPMENTS TO BE MATERIALLY DIFFERENT FROM THOSE EXPRESSED OR IMPLIED BY ANY OF THESE FORWARD-LOOKING STATEMENTS. THE COMPANY MAKES NO COMMITMENT TO UPDATE ANY FORWARD-LOOKING STATEMENT OR TO DISCLOSE ANY FACTS, EVENTS, OR CIRCUMSTANCES AFTER THE DATE HEREOF THAT MAY AFFECT THE ACCURACY OF ANY FORWARD-LOOKING STATEMENT.

OVERVIEW

            The following discussion and analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and related notes of Blue Rhino Corporation and its wholly owned subsidiaries, Uniflame Corporation ("Uniflame"); QuickShip, Inc. ("QuickShip"); Rhino Services, L.L.C.; CPD Associates, Inc. and USA Leasing, L.L.C. (collectively, the "Company," "Blue Rhino," "us" or "we"), and with our audited consolidated financial statements as of and for the fiscal year ended July 31, 2001, on file with the Securities and Exchange Commission. The results of operations for the three-month period ended October 31, 2001 are not necessarily indicative of results that may be expected for the fiscal year ending July 31, 2002 or any other period, in part due to the seasonality of our business.

            Blue Rhino was founded in March 1994 and believes it has become the leading national provider of gas grill cylinder exchange as well as a leading provider of complementary propane and non-propane products to consumers, with Blue Rhino cylinder displays at more than 27,000 retail locations in 46 states and Puerto Rico. Cylinder exchange provides consumers with a convenient means to exchange empty grill cylinders for clean, safe, precision-filled cylinders. We offer cylinder exchange at many major home improvement centers, mass merchants, hardware, grocery and convenience stores, including Home Depot, Lowe's, Wal*Mart, Sears, Kmart, Kroger, Food Lion, Winn-Dixie, SuperAmerica, Circle
K and ExxonMobil. The number of retail locations we report in any period is net of any retail locations at which we have discontinued our cylinder exchange service, whether due to closings, relocations, performance, competitive, regulatory or other factors.

            We partner with retailers and independent distributors to provide consumers with a nationally branded alternative to traditional grill cylinder refill. We dedicate our efforts and capital to brand development, value-added marketing, customer service, cylinders, displays, account growth, distributor network development and management information systems. Our 43 independent distributors invest in the vehicles and other operational infrastructure necessary to operate cylinder exchange businesses. We believe that our distributor network affords us the opportunity to service approximately 90% of the cylinder exchange markets in the United States.

            Our products segment revenue grew dramatically in fiscal 2001 due to the acquisition of Uniflame in April 2000 as well as to growth in Uniflame's sales. Uniflame's revenues are derived from products that use propane cylinders as their fuel source, principally patio heaters and grills, and non-propane products such as charcoal grills, fireplace accessories and garden products. The majority of Uniflame's sales occur in the fall and winter months, which is counterseasonal to our cylinder exchange segment. QuickShip, Inc., a retail shipping services company acquired in October 2000, is included within the products segment as it is not currently material on a stand-alone basis.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED OCTOBER 31, 2001 WITH THE THREE MONTHS ENDED OCTOBER 31, 2000

            Net revenues. Net revenues increased 8.9% to $36.8 million for the three months ended October 31, 2001 from $33.8 million for the three months ended October 31, 2000. Net revenues consisted of $21.4 million from cylinder exchange and $15.4 million from the products and other segment. The increase in net revenues versus the same period in the prior year was due to the 26.3% increase in cylinder exchange revenues, which was partially offset by an 8.6% decrease in product revenues. The increase in cylinder exchange revenues resulted from an approximately 25% increase in same store cylinder exchange sales primarily driven by consumers switching from refill to exchange. The decrease in product revenues was primarily due to the timing of shipments, as many retailers have delayed shipments until later in the year. Despite the first quarter decrease in product revenues, we currently expect that our product revenues will increase for fiscal year 2002 as compared to fiscal 2001.

            Gross margin. Our overall gross margin increased to 27.2% in the first quarter of fiscal 2002 from 23.8% in the first quarter of fiscal 2001. This increase was due primarily to the increase in cylinder exchange gross margins and the reduction of lower margin product sales as a percentage of total revenues. Cylinder exchange gross margins increased to 30.1% for the three months ended October 31, 2001 from 24.8% for the three months ended October 31, 2000. The increase in gross margins was due primarily to the impact of voluntary payments made in the prior year to our distributors to partially offset unusually high wholesale propane prices. The voluntary payments were discontinued effective March 1, 2001, when we made changes in the method in which we pay our distributors and implemented our propane hedging strategy. These changes, combined with price increases to retailers, have resulted in the cylinder exchange gross margin improvement. The products segment also achieved a slight increase in gross margins to 23.3% in the first quarter of fiscal 2002 from 22.9% in the first quarter of fiscal 2001 primarily due to a shift in sales mix to products that carry a higher margin.

            Selling, general and administrative expenses. Selling, general and administrative expenses increased 20.8% to $5.8 million for the three months ended October 31, 2001 from $4.8 million for the three months ended October 31, 2000. Selling, general and administrative expenses were flat in the cylinder exchange segment, with an increase in reserves for bad debt caused by uncertain economic conditions entirely offset primarily by a reduction in marketing costs. The overall increase in selling, general and administrative expenses was due primarily to an increase in costs to support growth at Uniflame and additional costs related to QuickShip, which was acquired in October 2000. We currently anticipate that revenues will increase at a greater rate than selling, general and administrative expenses for the remainder of fiscal 2002 and, therefore, that such expenses will decrease as a percentage of revenues for fiscal 2002 as compared to fiscal 2001.

            Depreciation and amortization. Depreciation and amortization increased to $1.8 million for the first quarter of fiscal 2002 from $1.6 million for the first quarter of fiscal 2001 primarily due to the increase in the number of installed cylinder displays, the increase in cylinders held under operating lease agreements, and the depreciation of software acquired in the QuickShip acquisition. The increase in cylinders and cylinder displays was due to our ongoing purchase of assets to support the growth in our installed base of retail locations. Amortization expense decreased to $84,000 in the first quarter of fiscal 2002 from $378,000 in the first quarter of fiscal 2001. The decrease in amortization expense was primarily due to the elimination of goodwill amortization related to the implementation of SFAS No. 142, Goodwill and Other Intangible Assets.

            Interest expense. Interest expense increased to $1.5 million in the first quarter of fiscal 2002 from $1.2 million in the first quarter of fiscal 2001. The increase in interest expense is primarily due to $15 million of subordinated debt that we obtained on June 15, 2001.

            Loss on investee. Loss on investee decreased to $338,000 in the first quarter of fiscal 2002 from $570,000 in the first quarter of fiscal 2001. This charge represents our share of the loss related to our 49% ownership interest in R4 Tech, which began operations in May 2000. We currently expect this venture to continue to experience losses, which we believe are typical in a start-up manufacturing operation, until volumes increase and revenue from converting cylinders without an overfill protection device (OPD) into OPD cylinders is realized, which we believe will occur in the 2002 grilling season. We cannot, however, predict with certainty when R4 Tech will become profitable, if ever. R4 Tech is subject to significant seasonal fluctuations in revenues and net income (loss). We expect R4 Tech's revenues to be the highest in our third and fourth quarters, which include the majority of the grilling season, and lowest in our first and second quarters.

            Other, net. Other, net increased to $186,000 of income in the first quarter of fiscal 2002 from $20,000 of loss in the first quarter of fiscal 2001. The increase in other income resulted primarily from interest income on advances made to R4 Tech and distributors.


LIQUIDITY AND CAPITAL RESOURCES

            Our primary sources of funds have been the incurrence of debt, the issuance of stock, and cash flow from operations.

            Net cash provided by operations was $2.8 million for the three months ended October 31, 2001 while cash used in operations was $4.8 million for the three months ended October 31, 2000. Net income for the three months ended October 31, 2001 was primarily augmented by non-cash depreciation and amortization and loss on investee, increasing positive cash flow. For the three months ended October 31, 2000, seasonal working capital needs related to the products segment was the primary cause for the cash used in operations.

            Net cash used in investing activities was $2.1 million for the three months ended October 31, 2001 and $4.5 million for the three months ended October 31, 2000. The primary components of cash used in investing activities for both periods included investments in property, plant and equipment and advances to R4 Tech. For the three months ended October 31, 2000, cash used in investing activities also included, to a greater extent than in the first quarter of fiscal 2002, acquisitions and purchases of cylinders held under operating leases.

            Net cash used in financing activities was $227,000 for the three months ended October 31, 2001 while cash provided by financing activities was $10.0 million for the three months ended October 31, 2000. Cash used in financing activities for the three months ended October 31, 2001 included payments on long-term debt and capital lease obligations that were partially offset by net proceeds from our credit facility. Cash provided by financing activities for the three months ended October 31, 2000 included net proceeds of $9.6 million from a preferred stock private placement.

            On April 28, 2000, we entered into a joint venture agreement to operate and manage the automated propane bottling and cylinder refurbishing plant in North Carolina then owned by R4 Tech, which began operations in May 2000. We received a 49% ownership interest in the joint venture in exchange for our net contribution of approximately $3.4 million. The joint venture is being accounted for using the equity method of accounting. Effective September 30, 2001, we entered into a sale and leaseback transaction with R4 Tech. We purchased all of the land, buildings and equipment associated with the propane bottling and cylinder refurbishing operation for $7.6 million. The purchase price was used by R4 Tech to repay outstanding advances made by us. Contemporaneously with the sale, R4 Tech leased back the land, buildings and equipment from us under the terms of a three-year operating lease agreement. The sale and leaseback transaction is not expected to have a material impact on our consolidated results of operations or financial position. During the three months ended October 31, 2001 and October 31, 2000, we advanced $775,000 and $1,011,000 respectively, to R4 Tech.

            On September 7, 2000, we completed a private placement of 1,716,667 shares of our Series A Convertible Preferred Stock to two institutional investors under common management and three individuals, including Billy D. Prim, our Chairman, Chief Executive Officer and President, and Andrew J. Filipowski, our Vice Chairman, for an aggregate purchase price of approximately $10.3 million. The Series A Convertible Preferred Stock accrues a cumulative dividend on the 20th day of December, March, June, and September of each year based on an annual rate of 5% through September 7, 2003; 12% from September 8, 2003 through September 7, 2004; and 15% thereafter. Effective September 7, 2001, the annual dividend rate increased to 15% because a registration statement covering the shares of common stock into which the Series A Convertible Preferred Stock is convertible was not yet effective. The 15% rate will continue until the registration statement becomes effective, which we currently expect to occur in the second quarter of this fiscal year. At our election, the dividend may be paid in cash, in shares of common stock, or a combination of cash and shares of common stock. If we elect to pay the dividend in shares of common stock, the shares will be valued based on a 30-day trailing average ending three business days prior to the date the shares are authorized to be issued. As of October 31, 2001, we had accrued dividends on the outstanding shares of Series A Convertible Preferred Stock of $1,235,000. We currently intend to pay the accrued dividends in shares of common stock.

            Each share of Series A Convertible Preferred Stock is currently convertible into common stock at the option of the holder. We may convert the Series A Convertible Preferred Stock into common stock at any time after September 7, 2002 if the average of the closing prices of our common stock over a ten trading day period ending shortly before we give notice of conversion exceeds 160% of the then-existing conversion price for the Series A Convertible Preferred Stock. Each share of Series A Convertible Preferred Stock is initially convertible into one share of common stock. The Series A Convertible Preferred Stock has a liquidation preference over our common stock.

            In June 2001, we amended and extended our existing bank credit facility (the "Credit Facility"). The amended Credit Facility consists of two separate facilities --a $38 million revolving line of credit for general corporate purposes, inclusive of payments made under letters of credit issued for the benefit of the Company, and a $3.247 million seasonal line for general corporate purposes. No further borrowings may be made against the seasonal line. The Credit Facility requires us to meet certain covenants, including minimum net worth and cash flow requirements. The Credit Facility is collateralized by a lien on substantially all of our assets. The Credit Facility bears interest at the prime rate plus 2% per annum. We expect the total borrowings under the credit facility to exceed $28 million as of December 31, 2001, which will cause the interest rate to increase to the prime rate plus 3% per annum thereafter. The Credit Facility matures on December 31, 2002. At October 31, 2001 the interest rate on both the revolving line of credit and seasonal line was 7.5%. At October 31, 2001, the balance on the Credit Facility was $38.3 million, and we were in compliance with all covenants.

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

            We currently project that QuickShip, our wholly owned shipping services subsidiary, will be dilutive to earnings before interest, taxes, depreciation, and amortization (EBITDA) by approximately $500,000 in fiscal 2002 and will be further dilutive to earnings as a result of expected depreciation and amortization expense. For fiscal 2003, we currently project QuickShip to be accretive to EBITDA. QuickShip offers its service at over 300 retail locations in 28 states, and we intend to expand the number of locations to include many of those currently offering Blue Rhino cylinder exchange and other products.

            We do not have any material capital commitments outstanding. We currently anticipate that our total capital expenditures for fiscal 2002, excluding acquisitions, will be approximately $8.0 million, and will relate primarily to cylinders, cylinder displays and computer technology. Our capital expenditure and working capital requirements in the foreseeable future will change depending on the rate of our expansion, our operating results and any other adjustments in our operating plan as needed in response to competition, acquisition opportunities or unexpected events. We believe that our existing borrowing capacity under the Credit Facility, together with cash provided by operations, will be sufficient to meet our capital expenditure and working capital requirements through fiscal 2002. However, there can be no assurance that we will not seek or require additional capital in the future as a result of expansion or otherwise, or that such additional capital will be available on terms that are not dilutive to our stockholders or at all.

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

PRICE OF PROPANE

            During the fiscal year ended July 31, 2001, there were dramatic increases in fuel costs and propane reached unusually high levels. During the fourth quarter of fiscal 2001 and continuing through the first quarter of fiscal 2002, propane prices returned to a range more consistent with historical levels. On March 1, 2001, we initiated a propane price hedging strategy that we believe will reduce our gross margin risk resulting from fluctuations in the price of propane. Our strategy is designed to reduce exposure to the fuel cost component of a significant portion of our total cylinder exchange volume. If propane costs rise for an extended period and our hedging strategy is unsuccessful, our gross margins and results of operations could be negatively affected due to additional costs that may not be fully recovered through an increase in our price to our customers.

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

            We applied the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal year 2002. As of October 31, 2001, we have unamortized intangibles of $32.3 million that will be subject to the transition provisions of the Statements. We have not yet determined the impact of adopting these Statements on our earnings and financial position, including whether we will be required to recognize any transitional impairment losses as a cumulative effect of a change in accounting principle. Application of the nonamortization provisions of the Statements is expected to result in an increase in net income of approximately $2.6 million in fiscal 2002.

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

            In May 2000, the Emerging Issues Task Force ("EITF") issued EITF No. 00-14, Accounting for Certain Sales Incentives, which addresses the recognition, measurement, and income statement classification for certain sales incentives including rebates, coupons, and free products or services. In November 2000, the EITF revised the effective date of EITF No. 00-14 to be December 15, 2001. Cooperative advertising costs were $293,000 and $197,000 for the three months ended October 31, 2001 and 2000, respectively. We expense cooperative advertising costs as selling, general, and administrative expenses. We have not yet determined the impact of adopting EITF 00-14, but we do not expect the adoption to have a material impact on our consolidated results of operations or financial position.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            We are exposed to market risk related to changes in interest rates on borrowings under our Credit Facility. The Credit Facility bears interest based on the prime rate and is collateralized by cylinders held under operating leases with our independent distributors. The operating leases currently yield 1% of the cylinder value monthly (approximately 12% annually) and continue until either party terminates upon 60 days written notice to the other party. Upon any significant increase in the prime rate, we would attempt to renegotiate the operating leases with our independent distributors with the intent of mitigating our interest rate exposure on the Credit Facility. However, there can be no assurance that we would be successful in such renegotiations or that we would be able to mitigate any or all of the interest rate risk. To quantify our exposure to interest rate risk, a 100 basis point increase in interest rates would have increased interest expense for the three months ended October 31, 2001 and 2000 by approximately $70,000 and $90,000, respectively. Actual changes in interest rates may differ materially from the hypothetical assumptions used in computing this exposure.

            We use derivative financial instruments to manage exposure to fluctuations in interest rates on our Credit Facility. These derivative financial instruments, which are generally swap agreements, are not entered into for trading purposes. A swap agreement is a contract to exchange a floating rate for a fixed rate without the exchange of the underlying notional amount. In fiscal 2000, we entered into an interest rate swap agreement with a notional amount of $10 million as a hedge of our variable interest rate debt represented by the Credit Facility. Under the swap agreement, which expires in July 2003, we pay a fixed rate of 7.36% and receive a rate equivalent to the one-month LIBOR. In February 2001, the interest rate on the Credit Facility was changed to a rate based on the prime rate and is no longer based on the benchmark interest rate of LIBOR. However, for the three-month period ending October 31, 2001, the interest rate swap was still an effective cash flow hedge.

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


                          PART II -- OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

            (a)         Exhibit:


      10.1 -- Agreement dated September 30, 2001 by and between Blue Rhino Corporation and R4 Technical Center - North Carolina, LLC.

      10.2 -- Bill of Sale dated October 30, 2001, by R4 Technical Center - North Carolina, LLC and Blue Rhino Corporation.

      10.3 -- Master Lease Agreement dated September 30, 2001 between Blue Rhino Corporation, Landlord, and R4 Technical Center -North Carolina, LLC, Tenant, for premises located at 1309 Buck Shoals Road, Yadkin County, North Carolina.

      10.4 -- First Amendment to Limited Liability Company Agreement of R4 Technical Center - North Carolina, LLC, dated September 30, 2001, by and among Blue Rhino Corporation, Manchester Tank & Equipment Co., and Platinum Propane, L.L.C.

      10.5 -- Blue Rhino Corporation Amended and Restated Stock Option Plan for Non-Employee Directors.

      10.6 -- Blue Rhino Corporation 1998 Stock Incentive Plan, as amended August 30, 2001.


            (b)         Reports on Form 8-K:

            The Company did not file any reports on Form 8-K during the three months ended October 31, 2001.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                            Blue Rhino Corporation

Date: December 17, 2001     By: /s/ Billy D. Prim
                                -----------------------------------------------
                                Chairman, President and Chief Executive Officer

Date: December 17, 2001     By: /s/ Mark Castaneda
                                -----------------------------------------------
                                Chief Financial Officer