Form 10-Q
period 2002-01-31
BLUE RHINO CORP
filed 2002-03-14
CIK 1034379

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           -------------------------

                                   FORM 10-Q
             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2002

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

         Yes [X]        No [  ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                 Class                         Outstanding at February 28, 2002
--------------------------------------         --------------------------------
Common stock, par value $.001 per share                  9,383,581 Shares

                             BLUE RHINO CORPORATION

                                     INDEX

                         PART I: FINANCIAL INFORMATION


Item 1:  Financial Statements (unaudited):

           Condensed consolidated balance sheets as of January 31, 2002 and July 31, 2001.

           Condensed consolidated statements of operations for the three- and six-month periods ended January 31, 2002 and 2001.

           Condensed consolidated statements of cash flows for the six-month periods ended January 31, 2002 and 2001.

           Notes to condensed consolidated financial statements.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3:  Quantitative and Qualitative Disclosures about Market Risk.


                           PART II: OTHER INFORMATION

Item 4:  Submission of Matters to a Vote of Security Holders.

Item 6:  Exhibits and Reports on Form 8-K.

SIGNATURES

                                     PART I

                             FINANCIAL INFORMATION


ITEM 1:  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                             BLUE RHINO CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    AS OF JANUARY 31, 2002 AND JULY 31, 2001
                                 (IN THOUSANDS)


                                                                                           JANUARY 31,                    JULY 31,
                                                                                              2002                         2001
                                                                                          ------------                   ---------
                                                                                          (unaudited)
                                     ASSETS
Current assets:
  Cash and cash equivalents ...................................................            $   1,431                     $   1,044
  Accounts receivable, net ....................................................               12,694                        19,619
  Inventories .................................................................                6,057                         7,960
  Prepaid expenses and other current assets ...................................                2,630                         9,402
                                                                                           ---------                     ---------
    Total current assets ......................................................               22,812                        38,025

Cylinders leased under operating lease agreements, net ........................               32,311                        31,466
Property, plant, and equipment, net ...........................................               30,043                        23,636
Intangibles, net ..............................................................               32,165                        32,282
Other Assets ..................................................................                2,871                         1,935
                                                                                           ---------                     ---------
    Total assets ..............................................................            $ 120,202                     $ 127,344
                                                                                           =========                     =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ............................................................            $   8,184                     $  13,314
  Current portion of long-term debt and capital lease obligations .............                3,750                         2,333
  Accrued liabilities .........................................................                2,998                         3,617
                                                                                           ---------                     ---------
  Current liabilities exclusive of credit facility ............................               14,932                        19,264
  Credit facility .............................................................               36,364                            --
                                                                                           ---------                     ---------
    Total current liabilities .................................................               51,296                        19,264
Long-term debt and capital lease obligations, less current maturities .........               15,101                        53,171
                                                                                           ---------                     ---------
    Total liabilities .........................................................               66,397                        72,435

Stockholders' equity:
  Common stock, $0.001 par value; 100,000,000 shares authorized, 9,383,581 and
    9,221,703 shares issued and outstanding at January 31, 2002 and
    July 31, 2001, respectively ...............................................                    9                             9
  Preferred stock, $0.001 par value; 20,000,000 shares
    authorized, 2,850,000 shares issued and outstanding at January 31, 2002 and
    July 31, 2001; liquidation value $18,976
    at January 31, 2002 .......................................................                    3                             3
  Capital in excess of par ....................................................               78,888                        77,567
  Common stock warrants .......................................................                3,221                         3,221
  Accumulated deficit .........................................................              (25,190)                      (24,789)
  Accumulated other comprehensive loss ........................................               (3,126)                       (1,102)
                                                                                           ---------                     ---------
    Total stockholders' equity ................................................               53,805                        54,909
                                                                                           ---------                     ---------
    Total liabilities and stockholders' equity ................................            $ 120,202                     $ 127,344
                                                                                           =========                     =========

  The accompanying notes are an integral part of these financial statements.

                             BLUE RHINO CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2002 AND 2001
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                THREE MONTHS ENDED                         SIX MONTHS ENDED
                                                                    JANUARY 31,                              JANUARY 31,
                                                           -----------------------------             -----------------------------
                                                             2002                 2001                 2002                 2001
                                                           --------             --------             --------             --------
                                                                   (Unaudited)                                (Unaudited)

Net revenues ..................................            $ 39,062             $ 31,668             $ 75,901             $ 65,489

Operating costs and expenses:
   Cost of sales ..............................              30,913               25,606               57,716               51,363
   Selling, general, and administrative .......               4,499                4,578               10,307                9,388
   Depreciation and amortization ..............               1,955                2,177                3,792                3,814
                                                           --------             --------             --------             --------
     Total operating costs and expenses .......              37,367               32,361               71,815               64,565
                                                           --------             --------             --------             --------
     Income (loss) from operations ............               1,695                 (693)               4,086                  924

Interest and other expenses (income):
   Interest expense ...........................               1,386                1,105                2,928                2,314
   Loss on investee ...........................                 340                  727                  677                1,297
   Other, net .................................                 (65)                 (93)                (251)                 (73)
                                                           --------             --------             --------             --------
         Income (loss) before income taxes ....                  34               (2,432)                 732               (2,614)

Income taxes ..................................                  13                   33                   26                   35
                                                           --------             --------             --------             --------
          Net income (loss) ...................            $     21             $ (2,465)            $    706             $ (2,649)
Preferred dividends ...........................                 641                  214                1,107                  342
                                                           --------             --------             --------             --------
        (Loss) available to common stockholders            $   (620)            $ (2,679)            $   (401)            $ (2,991)
                                                           ========             ========             ========             ========


Basic and diluted (loss) per common share .....            $  (0.05)            $  (0.22)            $  (0.03)            $  (0.27)
                                                           ========             ========             ========             ========

Shares used in per share calculations:
   Basic and diluted ..........................              12,182               12,079               12,159               11,186
                                                           ========             ========             ========             ========

The accompanying notes are an integral part of these financial statements.

                             BLUE RHINO CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JANUARY 31, 2002 AND 2001
                                 (IN THOUSANDS)


                                                                                                   SIX MONTHS ENDED
                                                                                                     JANUARY 31,
                                                                                            -----------------------------
                                                                                              2002                 2001
                                                                                            --------             --------
                                                                                                     (unaudited)

Cash flows from operating activities:
  Net income (loss)                                                                         $    706             $ (2,649)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Depreciation and amortization                                                            3,792                3,814
      Loss on investee                                                                           677                1,297
      Other non-cash expenses                                                                    295                  146
      Changes in operating assets and liabilities, net of business acquisitions:
        Accounts receivable                                                                    6,925                7,862
        Inventories                                                                            1,748                1,668
        Other current assets                                                                     189               (1,873)
        Accounts payable and accrued liabilities                                              (6,555)             (10,053)
                                                                                            --------             --------

          Net cash provided by operating activities                                            7,777                  212
                                                                                            --------             --------

Cash flows from investing activities:
  Business acquisitions                                                                         (203)              (1,279)
  Purchases of property, plant, and equipment                                                 (1,562)              (2,459)
  Net advances to joint venture                                                               (1,524)              (1,609)
  Purchases of cylinders held under operating leases, net                                     (1,673)              (1,107)
  Collections on notes receivable                                                                 20                  350
                                                                                            --------             --------

          Net cash used in investing activities                                               (4,942)              (6,104)
                                                                                            --------             --------

Cash flows from financing activities:
  Proceeds from issuance of equity, net of expenses                                              213                9,617
  Proceeds from notes payable to bank                                                         37,807               20,586
  Payments on notes payable to bank                                                          (39,063)             (19,361)
  Payments on long-term debt and capital lease obligations                                    (1,405)              (1,033)
                                                                                            --------             --------

          Net cash (used in) provided by financing activities                                 (2,448)               9,809
                                                                                            --------             --------

Net increase in cash and cash equivalents                                                        387                3,917
Cash and cash equivalents at beginning of period                                               1,044                1,079
                                                                                            --------             --------

Cash and cash equivalents at end of period                                                  $  1,431             $  4,996
                                                                                            ========             ========

  The accompanying notes are an integral part of these financial statements.

                             BLUE RHINO CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          JANUARY 31, 2002 (UNAUDITED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


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

         The accompanying unaudited interim condensed consolidated financial statements of the Company have been prepared by the Company in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and, accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of items of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended January 31, 2002 are not necessarily indicative of the results that may be expected for the year ending July 31, 2002.

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

         A summary of changes in OCI for the three and six months ended January 31, 2002 and 2001 is presented below:


                                                                             THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                                 JANUARY 31,                  JANUARY 31,
                                                                            ---------------------         ---------------------
                                                                              2002          2001           2002           2001
                                                                            -------         -----         -------         -----

Beginning balance deferred in OCI ..................................        $ 2,319         $ 227         $ 1,102         $ 131
Net change associated with current period hedge transactions .......          2,002           307           3,660           422

Net amount reclassified into earnings during the period ............         (1,195)          (19)         (1,636)          (38)
                                                                            -------         -----         -------         -----
Ending balance deferred in OCI .....................................        $ 3,126         $ 515         $ 3,126         $ 515
                                                                            =======         =====         =======         =====

         Total comprehensive loss for the three and six months ended January 31, 2002 was ($786) and ($1,318), respectively. Total comprehensive loss for the three and six months ended January 31, 2001 was ($2,753) and ($3,164), respectively.

3.       INVESTMENT IN JOINT VENTURE

         The Company has a 49% ownership interest in a joint venture, R4 Technical Center North Carolina, LLC ("R4 Tech"). R4 Tech was established in April 2000 to operate and manage an automated propane bottling and cylinder refurbishing plant. R4 Tech began operations in May 2000 and is being accounted for under the equity method of accounting. The Company recognized its portion of the loss in the joint venture for the three and six months ended January 31, 2002 of $340 and $677, respectively. For the three and six months ended January 31, 2001, the Company recognized its portion of the loss in the joint venture of $727 and $1,297, respectively. During the six months ended January 31, 2002 and January 31, 2001, the Company provided net advances to R4 Tech of $1,524 and $1,609, respectively. At January 31, 2002, the Company had advances outstanding of $399 to R4 Tech.

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

         Summary financial information for R4 Tech for the three and six months ended January 31, 2002 and January 31, 2001 is as follows:


                                   THREE MONTHS ENDED                      SIX MONTHS ENDED
                                        JANUARY 31,                            JANUARY 31,
                                ---------------------------             ---------------------------
                                 2002                2001                2002                2001
                                -------             -------             -------             -------

Net revenues .......            $ 1,700             $ 2,457             $ 4,399             $ 4,068
Gross (loss) .......               (527)             (1,241)               (676)             (2,096)
Net loss ...........               (693)             (1,485)             (1,374)             (2,649)

4.       GOODWILL AND OTHER INTANGIBLE ASSETS

         In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to impairment tests on at least an annual basis (and more often in certain circumstances) in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. Application of the nonamortization provisions of the Statements is expected to result in an increase in net income of approximately $2.6 million in fiscal 2002. At January 31, 2002, the Company had unamortized intangibles of $30.7 million that were subject to the transition provisions of the Statements.

         The Company applied the new rules for accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2002. In accordance with the requirements of SFAS 142, the Company has identified three reporting units: the cylinder exchange segment, Uniflame, and QuickShip. The forecasts, valuations and impairment analyses under the Statement were made at these reporting unit levels. The fair values of the cylinder exchange segment and Uniflame were based on discounted cash flow projections over ten fiscal years. The Company projected positive cash flows for cylinder exchange and Uniflame in all periods. The valuations indicated that the fair value of the reporting units exceeded the carrying value of the reporting units by a substantial margin.

         Negative indicators currently exist for QuickShip, including operating losses and negative cash flows. As a result, management deemed it appropriate to obtain an independent valuation of QuickShip to determine if goodwill impairment existed as of August 1, 2001. The valuation is based on projected cash flows over ten fiscal years with significant growth in the number of locations and revenue in years three through seven. Capital expenditures range from $100 to $750 each year. The Company projected negative cash flows in years one and two and steadily increasing positive cash flows in years three through ten. The valuation uses a discount rate of 25%. The independent valuation concluded that the fair value of QuickShip exceeded its carrying value at August 1, 2001.

         Based on the foregoing, the Company determined there to be no impairment of goodwill upon adoption of SFAS 142. Future goodwill impairment tests may, however, result in a charge to earnings.

         The following table presents the impact of SFAS 142 on net (loss) and net (loss) per share had the standard been in effect for the three and six months ended January 31, 2002 and 2001 (in thousands, except per share amounts):


                                                                THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                    JANUARY 31,                          JANUARY 31,
                                                            --------------------------           --------------------------
                                                              2002              2001               2002               2001
                                                            --------           -------           --------           -------
                                                                     (unaudited)                         (unaudited)

Reported (loss) available to common shareholders .....      $   (620)          $(2,679)          $   (401)          $(2,991)
Adjustments:
   Amortization of goodwill ..........................            --               656                 --               938
                                                            --------           -------           --------           -------
Adjusted (loss) available to common shareholders .....      $   (620)          $(2,023)          $   (401)          $(2,053)
                                                            ========           =======           ========           =======

Reported basic and diluted loss per common share .....      $  (0.05)          $ (0.22)          $  (0.03)          $ (0.27)
                                                            ========           =======           ========           =======
Adjusted basic and diluted loss per common share .....      $  (0.05)          $ (0.17)          $  (0.03)          $ (0.18)
                                                            ========           =======           ========           =======

5.       EARNINGS (LOSS) PER SHARE

         The following table sets forth a reconciliation of the numerators and denominators in computing earnings (loss) per common share in accordance with Statement of Financial Accounting Standards No. 128.


                                                               THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                   JANUARY 31,                           JANUARY 31,
                                                          ---------------------------           ---------------------------
                                                            2002               2001               2002               2001
                                                          --------           --------           --------           --------
                                                                   (Unaudited)                         (Unaudited)

Net income (loss) ..............................          $     21           $ (2,465)          $    706           $ (2,649)
Less: Preferred stock dividends ................               641                214              1,107                342
                                                          --------           --------           --------           --------
(Loss) applicable to common stockholders .......          $   (620)          $ (2,679)          $   (401)          $ (2,991)
                                                          ========           ========           ========           ========

(Loss) applicable to common stockholders .......          $   (620)          $ (2,679)          $   (401)          $ (2,991)
Weighted average number of common shares
 outstanding (in thousands) ....................            12,182             12,079             12,159             11,186
                                                          --------           --------           --------           --------
Basic and diluted (loss) per common share ......          $  (0.05)          $  (0.22)          $  (0.03)          $  (0.27)
                                                          ========           ========           ========           ========

         The shares related to common stock options and common stock warrants listed below were not included in the computation of diluted earnings per share for the three and six months ended January 31, 2002 and January 31, 2001, respectively, because their inclusion would have been anti-dilutive.


                                            THREE AND SIX MONTHS
                                              ENDED JANUARY 31,
                                    ------------------------------------
                                      2002                        2001
                                    ---------                  ---------
                                                (unaudited)

Common stock options                3,247,756                  2,461,235
                                    =========                  =========
Common stock warrants               2,910,295                  1,207,110
                                    =========                  =========

6.       SEGMENT INFORMATION

         The Company has two reportable segments: cylinder exchange and products and other. The cylinder exchange segment relates to cylinder exchange transactions and lease income from cylinders and cylinder displays. The products and other segment includes the activities required to sell patio heaters, grills, fireplace accessories and garden products. In addition, the financial information related to QuickShip, a retail shipping service company acquired in October 2000, is included within the products segment as it is not currently material on a stand-alone basis. For the three and six months ended January 31, 2002, QuickShip had a loss before interest, taxes, depreciation and amortization of ($362) and ($687), respectively.

         The Company evaluates performance and allocates resources based on several factors, of which the primary financial measure is business segment operating income, defined as earnings before interest, taxes, depreciation and amortization before other non-operating expenses ("EBITDA").

         The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and operational strategies. The majority of the products business segment was acquired in the Uniflame acquisition in April 2000. The Company's selected segment information as of and for the three and six months ended January 31, 2002 and January 31, 2001 is as follows:


                                              THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                  JANUARY 31,                         JANUARY 31,
                                          --------------------------            --------------------------
                                            2002               2001              2002               2001
                                          -------            -------            -------            -------
Net revenues:
  Cylinder exchange ..........            $19,214            $16,759            $40,638            $33,719
  Products and other .........             19,848             14,909             35,263             31,770
                                          -------            -------            -------            -------
                                          $39,062            $31,668            $75,901            $65,489
                                          =======            =======            =======            =======
  Segment EBITDA:
  Cylinder exchange ..........            $ 2,524            $   826            $ 5,451            $ 1,487
  Products and other .........              1,126                658              2,427              3,251
                                          -------            -------            -------            -------
                                          $ 3,650            $ 1,484            $ 7,878            $ 4,738
                                          =======            =======            =======            =======


                                                AS OF JANUARY 31,
                                          ----------------------------
                                            2002                2001
                                          --------            --------
Total assets:
  Cylinder exchange ..........            $ 87,851            $ 82,663
  Products and other .........              32,351              31,461
                                          --------            --------
                                          $120,202            $114,124
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

OVERVIEW

         The following discussion and analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and related notes of Blue Rhino Corporation and its wholly owned subsidiaries, Rhino Services, L.L.C., CPD Associates, Inc., USA Leasing, L.L.C., Uniflame Corporation and QuickShip, Inc. (collectively, the "Company," "Blue Rhino," "us" or "we"), and with our audited consolidated financial statements as of and for the fiscal year ended July 31, 2001, on file with the Securities and Exchange Commission. The results of operations for the three- and six-month periods ended January 31, 2002 are not necessarily indicative of results that may be expected for the fiscal year ending July 31, 2002 or any other period, in part due to the seasonality of our business.

         Blue Rhino was founded in March 1994 and we believe we have become the leading national provider of gas grill cylinder exchange and a leading provider of other branded products and services to retailers, with Blue Rhino cylinder displays at more than 26,000 retail locations in 46 states and Puerto Rico. Cylinder exchange provides consumers with a convenient means to exchange empty grill cylinders for clean, safe, precision-filled cylinders. We offer our cylinder exchange at many major home improvement centers, mass merchants, hardware, grocery and convenience stores, including Home Depot, Lowe's, Wal*Mart, Sears, Kmart, Kroger, Food Lion, Winn-Dixie, SuperAmerica, Circle K and ExxonMobil. The number of retail locations we report in any period is net of any retail locations at which we have discontinued our cylinder exchange service, whether due to closings, relocations, poor performance, competitive, regulatory or other factors.

         We partner with retailers and independent distributors to provide consumers with a nationally branded alternative to traditional grill cylinder refill. We dedicate our efforts and capital to brand development, value-added marketing, customer service, cylinders, displays, distributor network development and management information systems. Our 43 independent distributors invest in the vehicles and other operational infrastructure necessary to operate cylinder exchange businesses. We believe that our distributor network affords us the opportunity to service approximately 90% of the cylinder exchange markets in the United States.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JANUARY 31, 2002 WITH THE THREE MONTHS ENDED JANUARY 31, 2001

         Net revenues. Net revenues increased 23% to $39.1 million for the three months ended January 31, 2002 from $31.7 million for the three months ended January 31, 2001. Net revenues consisted of $19.2 million from cylinder exchange and $19.9 million from the products and other segment. Cylinder exchange revenues increased 15% due primarily to an approximately 10% increase in the number of cylinder transactions to 1.2 million units in the three months ended January 31, 2002 from 1.1 million units during the same period in the prior year, reflecting the positive trend in consumer acceptance of cylinder exchange over refill. Approximately one-third of the increase in cylinder exchange revenues was due to price increases to retailers and approximately two-thirds was due to increases in the number of cylinder transactions. Product revenues increased 33% due principally to a shift in the timing of shipments to retailers from our first fiscal quarter to the second quarter. We continue to anticipate double-digit revenue growth for both our cylinder exchange and products segments for fiscal years 2002 and 2003. We expect the new National Fire Protection Association requirement that all propane cylinders refilled after April 1, 2002 be fitted with an overfill prevention device to contribute to our cylinder exchange revenue growth.

         Gross margin. Our overall gross margin percentage increased to 20.9% in the second quarter of fiscal 2002 from 19.1% in the second quarter of fiscal 2001. Gross margin percentage increased 432 basis points in cylinder exchange to 28.6% from 24.3% in the same period of the prior year due primarily to price increases to retailers. We believe that our propane hedges and modified distributor payment structure will protect our future cylinder exchange gross margin from exposure to volatility in propane prices. The products segment gross margin remained unchanged at 13.4% compared to the same period in the prior year.

         Selling, general and administrative expenses. Selling, general and administrative expenses decreased slightly to $4.5 million for the three months ended January 31, 2002 from $4.6 million for the three months ended January 31, 2001 and, as a percentage of net revenues, decreased to 11.5% for the three months ended January 31, 2002 from 14.5% for the three months ended January 31, 2001. The decrease in selling, general and administrative expenses as a percentage of net revenues was due predominantly to the fact that a significant portion of such expenses are fixed and increased at a slower rate than did net revenues.

         Depreciation and amortization. Depreciation and amortization decreased to $2.0 million for the second quarter of fiscal 2002 from $2.2 million for the second quarter of fiscal 2001. This decrease was primarily due to a reduction in amortization expense to $77,000 in the second quarter of fiscal 2002 from $753,000 in the second quarter of fiscal 2001 as a result of the elimination of goodwill amortization from the implementation of SFAS No. 142, Goodwill and Other Intangible Assets. The decrease was partially offset by an increase in depreciation expense resulting from an increase in the number of cylinders held under operating lease agreements and from our acquisition, effective September 30, 2001, of machinery and equipment from R4 Technical Center North Carolina, LLC, the Company's joint venture ("R4 Tech").

         Interest expense. Interest expense increased to $1.4 million in the second quarter of fiscal 2002 from $1.1 million in the second quarter of fiscal 2001 primarily due to $15 million of subordinated debt that we obtained on June 15, 2001.

         Loss on investee. Loss on investee decreased to $340,000 in the second quarter of fiscal 2002 from $727,000 in the second quarter of fiscal 2001. This charge represents our share of the loss related to our 49% ownership interest in R4 Tech. We expect this venture to continue to experience losses, which we believe are typical in a start-up manufacturing operation, until volumes increase, which we currently believe will occur during our fourth quarter. We cannot, however, predict with certainty when this will occur, if ever. R4 Tech is subject to significant seasonal fluctuations in revenues and net income
(loss). We expect R4 Tech's revenues to be the highest in our third and fourth quarters, which include the majority of the grilling season, and lowest in our first and second quarters.

         Other, net. Other, net decreased to $65,000 of income in the second quarter of fiscal 2002 from $93,000 of income in the second quarter of fiscal 2001. Other income consists primarily of interest income from advances made to R4 Tech and distributors.

COMPARISON OF THE SIX MONTHS ENDED JANUARY 31, 2002 WITH THE SIX MONTHS ENDED JANUARY 31, 2001

         Net revenues. Net revenues increased 16% to $75.9 million for the six months ended January 31, 2002 from $65.5 million for the six months ended January 31, 2001. Net revenues consisted of $40.6 million from cylinder exchange and $35.3 million from the products and other segment. Cylinder exchange revenue increased 21% due primarily to an approximately 15% increase in cylinder transactions to 2.8 million for the six months ended January 31, 2002 from 2.4 million in the six months ended January 31, 2001. Approximately one-third of the increase in cylinder exchange revenues was due to price increases to retailers and approximately two-thirds was due to increases in the number of cylinder transactions. Product revenues increased 11% due principally to the increase in the number of Endless Summer(R) patio heaters sold.

         Gross margin. Our overall gross margin increased to 24.0% for the first six months of fiscal 2002 from 21.6% for the first six months of fiscal 2001. Gross margin percentage increased 485 basis points in cylinder exchange to 29.4% from 24.6% in the same period of the prior year due primarily to price increases to retailers. We believe that our propane hedges and modified distributor payment structure will protect our future cylinder exchange gross margin from exposure to volatility in propane prices. The products segment gross margin decreased slightly to 17.7% from 18.4% for the six months ended January 31, 2001 due primarily to a slight decrease in prices and a shift in sales mix.

         Selling, general and administrative expenses. Selling, general and administrative expenses increased 10% to $10.3 million for the six months ended January 31, 2002 from $9.4 million for the six months ended January 31, 2001 due primarily to an increase in costs to support growth at Uniflame and additional costs related to QuickShip, which was acquired in October 2000. Selling, general, and administrative expenses decreased as a percentage of net revenues to 13.6% for the six months ended January 31, 2002 from 14.3% for the six months ended January 31, 2001 due primarily to the fact that a significant portion of such expenses are fixed and increased at a slower rate than did net revenues. In our cylinder exchange segment, selling, general and administrative expenses decreased slightly, with an increase in reserves for bad debt caused by uncertain economic conditions entirely offset primarily by a reduction in marketing costs.

         Depreciation and amortization. Depreciation and amortization was flat at $3.8 million in the six months ended January 31, 2002 and in the six months ended January 31, 2001. Depreciation expense increased primarily due to the increase in the number of installed cylinder displays, the increase in the number of cylinders held under operating lease agreements, and the acquisition, effective September 30, 2001, of machinery and equipment from R4 Tech. Amortization expense decreased to $161,000 from $1.1 million due to the elimination of goodwill amortization related to the implementation of SFAS No. 142, Goodwill and Other Intangible Assets.

         Interest expense. Interest expense increased to $2.9 million in the six months ended January 31, 2002 from $2.3 million in the six months ended January 31, 2001 primarily due to $15 million of subordinated debt that we obtained on June 15, 2001.

         Loss on investee. Loss on investee decreased to $677,000 in the six months ended January 31, 2002 from $1.3 million in the six months ended January 31, 2001. This charge represents our share of the loss related to our 49% ownership interest in R4 Tech.

         Other, net. Other, net increased to $251,000 of income in the six months ended January 31, 2002 from $73,000 of income in the six months ended January 31, 2001. Other income consists primarily of interest income from advances made to R4 Tech and distributors.

LIQUIDITY AND CAPITAL RESOURCES

         Our primary sources of funds have been the incurrence of debt, the issuance of stock and cash flow from operations.

         Net cash provided by operations was $7.8 million for the six months ended January 31, 2002 while cash provided by operations was $212,000 for the six months ended January 31, 2001. The increase in cash provided by operations is primarily due to the $3.4 million increase in net income and $4.7 million decrease in working capital needs.

         Net cash used in investing activities was $4.9 million for the six months ended January 31, 2002 and $6.1 million for the six months ended January 31, 2001. The decrease is principally due to reduced cash used for acquisitions and property, plant, and equipment, as we acquired QuickShip in October 2000, which was partially offset by the increase in cash used for cylinders held under operating leases.

         Net cash used in financing activities was $2.4 million for the six months ended January 31, 2002 while net cash provided by financing activities was $9.8 million for the six months ended January 31, 2001. Cash used in financing activities for the six months ended January 31, 2002 included payments on long-term debt and capital lease obligations and net payments on notes payable to our bank. Cash provided by financing activities for the six months ended January 31, 2001 included net proceeds of $9.6 million from a preferred stock private placement.

         On April 28, 2000, we entered into a joint venture agreement to operate and manage the automated propane bottling and cylinder refurbishing plant in North Carolina then owned by R4 Tech, which began operations in May 2000. We received a 49% ownership interest in the joint venture in exchange for our net contribution of approximately $3.4 million. The joint venture is being accounted for using the equity method of accounting. Effective September 30, 2001, we entered into a sale and leaseback transaction with R4 Tech. We purchased all of the land, buildings and equipment associated with the propane bottling and cylinder refurbishing operation for $7.6 million. The purchase price was used by R4 Tech to repay outstanding advances made by us. Contemporaneously with the sale, R4 Tech leased back the land, buildings and equipment from us under the terms of a three-year operating lease agreement. The sale and leaseback transaction is not expected to have a material impact on our consolidated results of operations or financial position. During the six months ended January 31, 2002 and January 31, 2001, we provided net advances of $1.5 million and $1.6 million, respectively, to R4 Tech. At January 31, 2002, we had advances outstanding of $399,000 to R4 Tech.

         On September 7, 2000, we completed a private placement of 1,716,667 shares of our Series A Convertible Preferred Stock to two institutional investors under common management and three individuals, including Billy D. Prim, our Chairman, Chief Executive Officer and President, and Andrew J. Filipowski, our Vice Chairman, for an aggregate purchase price of approximately $10.3 million. The Series A Convertible Preferred Stock accrues a cumulative dividend on the 20th day of December, March, June, and September of each year based on an annual rate of 5% through September 7, 2003; 12% from September 8, 2003 through September 7, 2004; and 15% thereafter. Effective September 7, 2001, the annual dividend rate increased to 15% because a registration statement covering the shares of common stock into which the Series A Convertible Preferred Stock is convertible was not yet effective. The 15% rate will continue until the registration statement becomes effective, which we currently expect to occur in the third quarter of this fiscal year. At our election, the dividend may be paid in cash, in shares of common stock, or a combination of cash and shares of common stock. If we elect to pay the dividend in shares of common stock, the shares will be valued based on a 30-day trailing average ending three business days prior to the date the shares are authorized to be issued. As of January 31, 2002, we had accrued dividends on the outstanding shares of Series A Convertible Preferred Stock of $1,876,000. We currently intend to pay the accrued dividends in shares of common stock.

         On October 26, 2000, we completed the acquisition of QuickShip, Inc., a retail shipping service company and our wholly owned subsidiary. QuickShip provides consumers with a convenient, full-service, in-store postal and parcel shipping depot and provides retailers with an additional revenue source. The aggregate purchase price, including certain acquisition costs, was approximately $9.8 million, comprised of approximately $1.0 million in cash and deferred payments, $86,000 in a five-year warrant to purchase 100,000 shares of common stock with an exercise price of $6.00 per share, $2.0 million in liabilities assumed and $6.8 million paid in the form of 1,133,333 shares of Series A Convertible Preferred Stock valued at $6.00 per share. We currently project QuickShip, which currently offers its service at over 300 retail locations in 31 states, to be dilutive to earnings before interest, taxes, depreciation, and amortization (EBITDA) by approximately $1.5 million and $1.0 million in fiscal 2002 and 2003, respectively, and to be further dilutive to earnings as a result of expected depreciation and amortization expense.

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

         In June 2001, we amended and extended our existing bank credit facility (the "Credit Facility"). The amended Credit Facility consists of two separate facilities --a $38 million revolving line of credit for general corporate purposes, inclusive of payments made under letters of credit issued for the benefit of the Company, and a $3.247 million seasonal line for general corporate purposes. No further borrowings may be made against the seasonal line. The Credit Facility requires us to meet certain covenants, including minimum net worth and cash flow requirements. The Credit Facility is collateralized by a lien on substantially all of our assets. The Credit Facility bears interest at the prime rate plus 3% per annum. The Credit Facility matures on December 31, 2002. At January 31, 2002 the interest rate on both the revolving line of credit and seasonal line was 7.75%. At January 31, 2002, the balance on the Credit

Facility was $36.4 million, and we were in compliance with all covenants. We currently expect to replace the Credit Facility before its maturity date.

         On June 15, 2001, we completed a $15 million private placement of subordinated debt to an institutional investor. The agreement requires us to meet certain cash flow and other covenants and contains restrictions on capital expenditures and the payment of cash dividends. At January 31, 2002, we were in compliance with all covenants. The debenture bears interest at the annual rate of 13%, payable quarterly. The principal balance matures on August 31, 2006.

         We do not have any material capital commitments outstanding. We currently anticipate that our total capital expenditures for fiscal 2002, excluding acquisitions, will be approximately $8.0 million, and will include primarily cylinders, cylinder displays and computer technology. Our capital expenditure and working capital requirements in the foreseeable future will change depending on the rate of our expansion, our operating results and any other adjustments in our operating plan as needed in response to competition, acquisition opportunities or unexpected events. We believe that our existing borrowing capacity under the Credit Facility, together with cash provided by operations, will be sufficient to meet our capital expenditure and working capital requirements through fiscal 2002. However, we may seek or require additional capital in the future as a result of expansion, to refinance our existing debt, or otherwise, and such additional capital may not be available on terms that are not dilutive to our stockholders or at all.

SEASONALITY

         We have experienced and expect to continue to experience significant seasonal fluctuations in our revenues and net income (loss). Historically, our revenues have been highest in our third and fourth quarters, which include the majority of the grilling season, and lowest in our first and second quarters, which include the winter months. Our acquisition of Uniflame in April 2000 has, however, resulted in increased revenues for our first quarter, which includes the months in which Uniflame historically has shipped the majority of its products to retailers. Sustained periods of poor weather, particularly in the spring and summer seasons, can negatively impact our revenues. Accordingly, the results of operations in any quarter will not necessarily be indicative of the results that we may achieve for a full fiscal year or any future quarter.

INFLATION

         We do not believe that inflation has had a material adverse effect on our revenues, cost of sales or our results of operations. There can be no assurance that our business will not be materially adversely affected by inflation in the future.

PRICE OF PROPANE

         During the fiscal year ended July 31, 2001, there were dramatic increases in fuel costs and propane reached unusually high levels. During the fourth quarter of fiscal 2001 and continuing through the first quarter of fiscal 2002, propane prices returned to a range more consistent with historical levels. On March 1, 2001, we initiated a propane price hedging strategy that has reduced, and we believe will continue to reduce, our gross margin risk resulting from fluctuations in the price of propane. Our strategy is designed to reduce exposure to the fuel cost component of a significant portion of our total cylinder exchange volume. If propane costs rise for an extended period and our hedging strategy is unsuccessful, our gross margins and results of operations could be negatively affected due to additional costs that may not be fully recovered through an increase in our price to our customers.

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

         At January 31, 2002, we had unamortized intangibles of $30.7 million that were subject to the transition provisions of the Statements. There was no impairment of goodwill upon adoption of SFAS 142. We are required to perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

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

         In May 2000, the Emerging Issues Task Force ("EITF") issued EITF No. 00-14, Accounting for Certain Sales Incentives, which addresses the recognition, measurement, and income statement classification for certain sales incentives including rebates, coupons, and free products or services. In November 2000, the EITF revised the effective date of EITF No. 00-14 to be December 15, 2001. Cooperative advertising costs were $595,000 and $397,000 for the six months ended January 31, 2002 and 2001, respectively. We expense cooperative advertising costs as selling, general, and administrative expenses. We do not expect the adoption to have a material impact on our consolidated results of operations or financial position.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are exposed to market risk related to changes in interest rates on borrowings under our Credit Facility. The Credit Facility bears interest based on the prime rate and is collateralized by cylinders held under operating leases with our independent distributors. The operating leases currently yield 1% of the cylinder value monthly (approximately 12% annually) and continue until either party terminates upon 60 days written notice to the other party. Upon any significant increase in the prime rate, we would attempt to renegotiate the operating leases with our independent distributors with the intent of mitigating our interest rate exposure on the Credit Facility. However, in such event, we may not be successful in such renegotiations or be able to mitigate any or all of the interest rate risk. To quantify our exposure to interest rate risk, a 100 basis point increase in interest rates would have increased interest expense for the six months ended January 31, 2002 and 2001 by approximately $141,000 and $178,000, respectively. Actual changes in interest rates may differ materially from the hypothetical assumptions used in computing this exposure.

         We use derivative financial instruments to manage exposure to fluctuations in interest rates on our Credit Facility. These derivative financial instruments, which are generally swap agreements, are not entered into for trading purposes. A swap agreement is a contract to exchange a floating rate for a fixed rate without the exchange of the underlying notional amount. In fiscal 2000, we entered into an interest rate swap agreement with a notional amount of $10 million as a hedge of our variable interest rate debt represented by the Credit Facility. Under the swap agreement, which expires in July 2003, we pay a fixed rate of 7.36% and receive a rate equivalent to the one-month LIBOR. In February 2001, the interest rate on the Credit Facility was changed to a rate based on the prime rate and was no longer based on the benchmark interest rate of LIBOR. However, for the six-month period ending January 31, 2002, the interest rate swap was still an effective cash flow hedge.

         We are exposed to commodity price risk related to changes in the price of propane. If propane prices rise for an extended period, our gross margins and results of operations could be negatively affected due to additional costs that may not be fully recovered through an increase in our price to retailers. Assuming that propane prices are not hedged and any increase cannot be recovered through an increase in our price to retailers, a $.01 increase in the price per gallon of propane would reduce the gross margin in our cylinder exchange segment by approximately .2% or 20 basis points. Actual changes in margins may differ materially from the hypothetical assumptions used in computing this exposure. We have restructured our payment obligations to distributors and entered into a series of monthly option contracts that are designed to reduce exposure to the propane cost component of a significant portion of our total cylinder exchange volume.

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

                          PART II -- OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

         On December 18, 2001, we held our 2001 annual meeting of stockholders in Clemmons, North Carolina. The following three matters were submitted to a vote of the stockholders:

         1. The election of Billy D. Prim and Andrew J. Filipowski to serve three-year terms on our board of directors;

         2. The amendment to our 1998 Stock Incentive Plan to increase the number of shares of common stock reserved for distribution thereunder from 2,200,000 to 3,200,000.

         3. The ratification of the appointment of Ernst & Young LLP as the Company's independent accountants for the fiscal year ending July 31, 2002.

         The holders of our common stock and our Series A Convertible Preferred Stock voted together as a single voting group on all of these items. All of these items were approved.

         The results of the stockholder voting were as follows:


                                                        FOR          WITHHELD      TOTAL VOTES
                                                     ---------       --------      -----------
1.   Election of Directors
     Billy D. Prim                                   7,881,466        53,986        7,935,452
     Andrew J. Filipowski                            7,882,266        53,186        7,935,452

                                                                                                        BROKER
                                                          FOR            AGAINST         ABSTAIN       NON-VOTES    TOTAL VOTES
                                                       ---------         -------         -------       ---------    ----------
2.   Amendment to the 1998 Stock Incentive Plan        7,754,724         175,092          5,636            0         7,935,452
3.   Ratification of Appointment of Accountants        7,924,312           7,640          3,500            0         7,935,452

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

         (a)      Exhibit:

         10.1     Executive Incentive Plan for the fiscal year ending
                  July 31, 2002

         (b) Reports on Form 8-K:

         On November 14, 2001, the Company filed an 8-K/A amending its Current Report on Form 8-K filed on November 13, 2000, as amended on Form 8-K/A filed January 12, 2001, to include under Item 7 the following financial statements in respect of the acquisition of QuickShip, Inc. on October 26, 2000:

QuickShip, Inc. - Audited Financial Statements
         Balance Sheets as of December 31, 1999 and 1998
         Statements of Operations for the years ended December 31, 1999 and
         1998
         Statements of Shareholders' Deficit for the years ended December 31, 1999 and 1998
         Statements of Cash Flows for the years ended December 31, 1999 and 1998

QuickShip, Inc. - Unaudited Financial Statements
         Balance Sheets as of September 30, 2000 and 1999
         Statements of Operations for the nine-month periods ended September
         30, 2000 and 1999
         Statements of Cash Flows for the nine-month periods ended September 30, 2000 and 1999

Pro Forma Financial Information - Blue Rhino Corporation, QuickShip (on a consolidated basis)
         Unaudited Pro Forma Information
         Unaudited Pro Forma Statement of Operations for the twelve months ended July 31, 2001

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                    Blue Rhino Corporation

Date: March 14, 2002                By: /s/ Billy D. Prim
                                       ----------------------------------------
                                       Chairman, President and
                                       Chief Executive Officer

Date: March 14, 2002                By: /s/ Mark Castaneda
                                       ----------------------------------------
                                       Chief Financial Officer