Form 10-K/A
period 2001-07-31
BLUE RHINO CORP
filed 2002-04-04
CIK 1034379

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

                                      None
                                    ---------

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

         At September 17, 2001, the number of shares outstanding of registrant's common stock was 9,279,152

                       DOCUMENTS INCORPORATED BY REFERENCE

         Certain portions of the registrant's proxy statement with respect to the 2001 annual meeting of stockholders of the registrant have been incorporated by reference in Part III of this Annual Report on Form 10-K.

================================================================================

                           FORWARD LOOKING STATEMENTS

         This Annual Report on Form 10-K contains forward-looking statements that relate to our plans, objectives, estimates, goals and future financial performance. Words such as "may," "will," "should," "expects," "intends," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," and variations of such words and similar expressions, identify such forward-looking statements. Our business is subject to numerous risks and uncertainties, including our ability to place Blue Rhino cylinder exchange at additional retail locations, our ability to integrate acquisitions, our ability to mitigate the effects of high propane commodity prices successfully and our ability to launch new products and services successfully. These and other risks and uncertainties, many of which are addressed in the section entitled "Business
- Additional Factors that may Affect our Business or Future Results" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," could cause our actual results, performance and developments to be materially different from those expressed or implied by any of these forward-looking statements.

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

                             BLUE RHINO CORPORATION

                                      INDEX

                                            PART I
Item 1:      Business..................................................................     1
Item 2:      Properties................................................................     7
Item 3:      Legal Proceedings.........................................................     7
Item 4:      Submission of Matters to a Vote of Security Holders.......................     7

                                           PART II
Item 5:      Market for the Registrant's Common Equity and Related Stockholder Matters.     8
Item 6:      Selected Consolidated Financial Data......................................     9
Item 7:      Management's Discussion and Analysis of Financial Condition
             and Results of Operations.................................................    10
Item 7A:     Quantitative and Qualitative Disclosures About Market Risk................    16
Item 8:      Financial Statements and Supplementary Data...............................    18
Item 9:      Changes in and Disagreements with Accountants on Accounting and Financial     46
             Disclosure................................................................

                                           PART III
Item 10:     Directors and Executive Officers..........................................    46
Item 11:     Executive Compensation....................................................    46
Item 12:     Security Ownership of Certain Beneficial Owners and Management............    46
Item 13:     Certain Relationships and Related Transactions............................    46

                                           PART IV
Item 14:     Exhibits, Financial Statement Schedules and Reports on Form 8-K...........    47

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         We believe we are the leading national provider of propane grill cylinder exchange as well as a leading provider of complimentary propane and non-propane products to consumers through many of the world's greatest retailers. Our branded propane grill cylinder exchange service is offered at more than 27,000 retail locations in 46 states and Puerto Rico at leading home improvement centers, mass merchants, hardware, grocery and convenience stores, including Home Depot, Lowe's, Wal-Mart, Sears, Kmart, Kroger, Food Lion, Winn-Dixie, SuperAmerica, Circle K and ExxonMobil. Propane grill cylinder exchange provides consumers with a safe and convenient alternative to traditional propane tank refilling.

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

OUR STRATEGY

         Our objective is to strengthen our position as a leading national provider of cylinder exchange by providing the greatest value to consumers and providing a return to our stakeholders. The key elements of our strategy to achieve this objective are:

         Increase Demand for Propane Grill Cylinder Exchange: We intend to implement the following sub-strategies:

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

                  - Investment in Valve Changing Capacity. We have made a significant investment in the specialized equipment required to increase our valve changing capacity to satisfy the expected demand to convert non-OPD cylinders into OPD cylinders. In May 2000, R4 Technical Center - North Carolina, LLC, in which we own a 49% interest, commenced operations of an automated propane bottling and cylinder refurbishing plant. Manchester Tank & Equipment Co. owns a 50% interest in this joint venture, and Platinum Propane, LLC owns the remaining 1% interest in this joint venture. We believe this facility utilizes the most advanced technology in the industry, is the only facility of its kind in North America and has more valve changing capacity than the rest of the industry combined. We expect it to provide greater cost efficiencies and quality control for refilling and refurbishing cylinders.

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

PROPRIETARY RIGHTS

         We have invested substantial time, effort and capital in establishing the Blue Rhino brand and believe that our trademarks are an important part of our business strategy. The Blue Rhino name and logo, the names RhinoTUFF(R), Tri-Safe(R), Bison(R), Uniflame(R), UniGrill(R), DuraClay(R), GardenArt(R), America's Choice For Grill Gas(R), Endless Summer(TM), Endless Summer Comfort(TM), Grill Gas & Design,(TM) Harmony(TM) and ShippingSpot(TM) are our registered and pending trademarks. In addition, we have patents issued for an Overflow Protection Valve Assembly and a Method for Reconditioning a Propane Gas Tank, which expire in 2018 and 2017, respectively, as well as certain other applications pending. The protection afforded by our patents is critical to our ability to provide our cylinder exchange service cost-effectively and to maintain our competitive advantage. In particular, we expect our Overflow Protection Valve Assembly patent to help enable us to capitalize on the NFPA guidelines that become effective April 1, 2002.

         While we may apply for additional trademarks, patents or copyrights in the future, we cannot be sure that any trademark, patent or copyright will be issued, that any of our trademarks, patents or copyrights will be held valid if subsequently challenged or that others will not claim rights in or ownership of our trademarks, patents or copyrights and other proprietary rights.

SEASONALITY

         We have experienced and expect to continue to experience significant seasonal fluctuations in our revenues and net income (loss). Historically, our revenues have been highest in our third and fourth fiscal quarters, which include the majority of the grilling season, and lowest in our first and second fiscal quarters, which include the winter months. Our acquisition of Uniflame has, however, resulted in increased revenues in our first and second fiscal quarters, which includes the months in which Uniflame historically has shipped the majority of its products. Sustained periods of poor weather, particularly in the spring and summer seasons, could negatively impact our revenues. Accordingly, the results of operations in any quarter will not necessarily be indicative of the results that we may achieve for a full fiscal year or any future quarter.

EMPLOYEES

         As of September 17, 2001, we had 137 employees, of whom 32 were engaged in sales and marketing, 6 in distributor services, 9 in information systems, 56 in administration and finance and 34 in warehouse functions. We have not experienced any work stoppages and believe we generally have good relations with our employees.

FINANCIAL INFORMATION ABOUT SEGMENTS

         In fiscal 2001, approximately $86.8 million, or 62.4%, of our revenues were derived from cylinder exchange and approximately $52.3 million, or 37.6%, of our revenues were derived from product sales. In fiscal 2000, approximately $68.8 million, or 87.3%, of our revenues were derived from cylinder exchange and approximately $10.0 million, or 12.7%, of our revenues were derived from product sales. In fiscal 1999, over 99% of our revenues were derived from cylinder exchange and less than 1% of our revenues were derived from product sales. For additional financial information regarding our individual business segments, see
Note 20 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

ADDITIONAL FACTORS THAT MAY AFFECT OUR BUSINESS OR FUTURE RESULTS

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

         If we experience problems associated with the R4 Technical Center, our business may suffer. In May 2000, R4 Technical Center - North Carolina, LLC, in which we own a 49% ownership interest, commenced operations of an automated propane bottling and cylinder refurbishing plant in North Carolina. If we are unable to attract, retain and manage qualified production personnel for the plant, or if for any reason we are unable to meet our production goals, achieve our targeted production costs or satisfy our distributors' needs, the ability of our distributors to service our retail accounts could be impacted and our business may suffer.

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

         Propane supplies and costs are unpredictable and propane price increases could impact our profit margins. Our distributors purchase propane from natural gas providers and oil refineries that produce propane as a by-product of the refining process. The R4 Technical Center, which operates the automated propane bottling and cylinder refurbishing plant in North Carolina, also purchases propane. The supply and price of propane fluctuates depending upon underlying natural gas and oil prices and the ability of suppliers to deliver propane. A substantial increase in propane prices could lead to decreased profit margins for us or our distributors and could impact our distributors' ability or desire to service our retail accounts.

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

         We could also be subject to claims related to manufacturing defects or workplace accidents at the R4 Technical Center's automated propane bottling and cylinder refurbishing plant. If an accident happens, we could incur substantial expense, receive adverse publicity and suffer a loss of sales. A cylinder-related accident involving personal injury could result in product liability actions against us or our distributors and could affect the willingness of retailers to offer or consumers to use cylinder exchange. Adverse publicity relating to any such incident could also affect our reputation and the perceived benefits of cylinder exchange. Furthermore, we cannot be sure that insurance will provide sufficient coverage in any particular case or that we or our distributors will be able to continue to obtain insurance coverage at acceptable levels and cost.

         In August 2000, 4,700 Blue Rhino propane cylinders filled at the R4 Technical Center's automated propane bottling and cylinder refurbishing plant were recalled after the cylinder valves were found to have missing or damaged internal seals. We instructed our distributors to inventory the cylinders at their plants and retail locations and to remove any cylinders with the recalled valves. However, we cannot be sure that all the recalled valves have been removed from circulation. We have not received any reports of injuries, but the potential defects could cause propane leaks, which can pose the risk of fire, explosion and burn injuries, and could lead to one or more of the adverse consequences described above.

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

ITEM 3.  LEGAL PROCEEDINGS

         On January 26, 2001, we refiled a complaint against PricewaterhouseCoopers in the Superior Court of Mecklenburg County, North Carolina alleging negligence, breach of fiduciary duty, breach of contract, defamation and unfair and deceptive trade practices and seeking damages. The suit alleges that PriceWaterhouseCoopers violated professional standards and failed to comply with its contractual obligations during its engagement as our auditors. The suit is currently in the discovery phase.

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

                                                         PRICE RANGE OF
                                                          COMMON STOCK
                                                    -----------------------
                                                     HIGH             LOW
                                                    ------           ------
         FISCAL YEAR ENDED JULY 31, 2001
           First Quarter ........................   $ 8.00           $ 3.25
           Second Quarter .......................     4.00             2.13
           Third Quarter ........................     4.41             2.06
           Fourth Quarter .......................     6.41             3.55


                                                         PRICE RANGE OF
                                                          COMMON STOCK
                                                    -----------------------
                                                     HIGH             LOW
                                                    ------           ------
         FISCAL YEAR ENDED JULY 31, 2000
           First Quarter ........................   $10.00           $ 6.00
           Second Quarter .......................    10.44             7.63
           Third Quarter ........................    15.50             7.88
           Fourth Quarter .......................    10.06             7.81

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

                                                                               FISCAL YEAR ENDED
                                                   ---------------------------------------------------------------------------
                                                    RESTATED         RESTATED                        RESTATED
                                                    JULY 31,         JULY 31,         JULY 31,       JULY 31,         JULY 31,
                                                      2001             2000            1999            1998            1997
                                                   ----------       ----------       ---------       ---------       ---------
                                                                     (IN THOUSANDS, EXCEPT PER SHARE AND
                                                                           RETAIL LOCATIONS DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net revenues ................................      $  139,063       $   78,733       $  53,820       $  27,938       $  14,506
Operating costs and expenses:
  Cost of sales .............................         106,783           57,994          38,661          20,525          11,644
  Selling, general and administrative .......          19,794           13,469           8,539           6,338           5,124
  Depreciation and amortization .............           8,461            4,717           2,872           1,278             873
  Nonrecurring items(1) .....................              --               --              --             476             970
                                                   ----------       ----------       ---------       ---------       ---------
          Total operating costs and
              expenses ......................         135,038           76,180          50,072          28,617          18,611
                                                   ----------       ----------       ---------       ---------       ---------
          Income (loss) from operations .....           4,025            2,553           3,748            (679)         (4,105)
Other expenses (income):
  Interest expense(5) .......................           5,134            2,949             837           1,734           1,665
  Loss on investees(2) ......................           2,572              403             311             324              --
  Nonrecurring items (1) ....................             449               --             551              --              --
  Other, net ................................            (301)              16             (48)           (234)           (186)
                                                   ----------       ----------       ---------       ---------       ---------
          Income (loss) before income
             taxes and extraordinary
             loss ...........................          (3,829)            (815)          2,097          (2,503)         (5,584)
Income taxes ................................             123               32              30              --              --
                                                   ----------       ----------       ---------       ---------       ---------
          Income (loss) before
             extraordinary loss .............          (3,952)            (847)           2067          (2,503)         (5,584)
Extraordinary loss, net(5) ..................              --              158              --             304              --
                                                   ----------       ----------       ---------       ---------       ---------
          Net income (loss) .................      $   (3,952)      $   (1,005)      $   2,067       $  (2,807)      $  (5,584)
Preferred dividends .........................             770               --              --             596             687
                                                   ----------       ----------       ---------       ---------       ---------
          Income (loss) available to
             common stockholders(3) .........      $   (4,722)      $   (1,005)      $   2,067       $  (3,403)      $  (6,271)
                                                   ==========       ==========       =========       =========       =========
PER SHARE DATA:
Basic and diluted income (loss) before
   extraordinary loss per common
   share ....................................      $    (0.41)      $    (0.10)      $    0.27       $   (1.06)      $   (3.74)
Basic and diluted extraordinary loss
   per common share .........................              --            (0.02)             --            (.10)             --
                                                                    ----------                       ---------
Basic and diluted earnings (loss)
   per common share .........................      $    (0.41)      $    (0.12       $    0.27       $   (1.16)      $   (3.74)
                                                   ==========       ==========       =========       =========       =========

Shares used in per share calculations:
  Basic .....................................          11,641            8,736           7,645           2,945           1,678
                                                   ==========       ==========       =========       =========       =========
  Diluted(4) ................................          11,641            8,736           7,787           2,945           1,678
                                                   ==========       ==========       =========       =========       =========

SELECTED OPERATING DATA:
Retail locations (at period end) ............          27,000           25,000          18,500           9,500           4,400
Cylinder transactions .......................           6,243            4,995           3,710           2,201           1,239
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents ...................      $    1,044       $    1,079       $     913       $   5,908       $     325
Working capital .............................          18,761            5,667           7,442           9,442             737
Total assets ................................         127,344          108,175          59,899          30,470           9,974
Long-term obligations, less current .........          50,931           42,396          24,111             260          16,110
maturities
Convertible redeemable preferred stock ......              --               --              --              --           8,936
Total stockholders' equity (deficit) ........          57,149           41,952          27,338          24,816         (18,488)

---------------
(1) See Note 21 of Notes to Consolidated Financial Statements for an explanation of these items in fiscal 2001 and fiscal 1999. During fiscal 1998 and fiscal 1997, the Company made changes to its business strategy, including the conversion to an independent distributor network. As a result, the Company recorded certain nonrecurring charges in both years.
(2) See Note 9 of Notes to Consolidated Financial Statements for an explanation of these items for fiscal years 2001, 2000, and 1999. During fiscal 1998, the Company had a loss on investee related to its convertible loan to Bison Valve, LLC.
(3) See Note 11 for fiscal 2001 explanation. Dividends payable on our redeemable preferred stock (the "Old Preferred Stock") were $596 for fiscal 1998 and $687 for fiscal 1997. The Old Preferred Stock was converted into shares of common stock in May 1998.

(4) For fiscal years 2001, 2000, 1998 and 1997, the weighted average number of shares outstanding excludes the effect of the exercise of all outstanding stock options and warrants and the conversion of the Old Preferred Stock into shares of common stock because such exercise or conversion would be anti-dilutive.

(5) The previously issued consolidated financial statements for fiscal 2001, 2000 and 1998 have been restated to reflect changes in the accounting for common stock warrants and a beneficial conversion feature issued in conjunction with a debt transaction. See Note 23 of Notes to Consolidated Financial Statements. The non-cash changes for fiscal 1998 increased interest expense by $27, increased extraordinary loss by $304 and increased common stock warrants by $331. The restatement resulted in no net change to total stockholders' equity as of July 31, 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with "Item 6 -- Selected Consolidated Financial Data" and our Consolidated Financial Statements and Notes thereto included in Item 8 of this Annual Report on Form 10-K.

OVERVIEW

         Blue Rhino was founded in March 1994 and believes it has become the leading national provider of propane grill cylinder exchange as well as a leading provider of complimentary propane and non-propane products to consumers, with Blue Rhino cylinder displays at more than 27,000 retail locations in 46 states and Puerto Rico. Cylinder exchange provides consumers with a convenient means to exchange empty grill cylinders for clean, safe, precision-filled cylinders. We offer cylinder exchange at many major home improvement centers, mass merchants, hardware, grocery and convenience stores, including Home Depot, Lowe's, Wal-Mart, Sears, Kmart, Kroger, Food Lion, Winn-Dixie, SuperAmerica, Circle K and ExxonMobil. During fiscal 2001, our net revenues increased approximately 76.6% to approximately $139.1 million from the prior fiscal year due primarily to growth in product sales and cylinder exchange transactions at existing locations and an increase in the prices charged to retailers. The number of retail locations we report in any period is net of any retail locations at which we have discontinued our cylinder exchange service, whether due to closings, relocations, performance, competitive, regulatory or other factors.

         We partner with retailers and independent distributors to provide consumers with a nationally branded alternative to traditional grill cylinder refill. We dedicate our efforts and capital to brand development, value-added marketing, customer service, cylinders, displays, account growth, distributor network development and management information systems. Our 44 independent distributors invest in the vehicles and other operational infrastrucure necessary to operate cylinder exchange businesses. We believe that our distributor network affords us the opportunity to service approximately 90% of the cylinder exchange markets in the United States.

         We currently offer three types of grill cylinder transactions: (i) like-for-like cylinder exchanges; (ii) cylinder exchanges with valve upgrades offering additional safety features; and (iii) filled cylinder sales. Cylinder transactions accounted for 62.4% of our net revenues in fiscal 2001.

         Our products segment revenue grew dramatically in fiscal 2001 to $52.3 million from $10.0 million in fiscal 2000 primarily due to an additional eight months of sales by Uniflame during fiscal 2001, as Uniflame was acquired in April 2000, and growth in Uniflame's sales. Uniflame's revenues are derived from products that use propane cylinders as their fuel source, principally patio heaters and grills, and non-propane products such as charcoal grills, fireplace accessories and garden products. The majority of Uniflame's sales occur in the fall and winter months, which is counterseasonal to our cylinder exchange segment. QuickShip, Inc., a retail shipping services company acquired in October 2000, is included within the products segment as it is not currently material on a stand-alone basis (Note 10).

         Our revenues are influenced by a number of factors, including seasonality, consumer awareness, weather conditions, new propane appliance sales, promotional activities, advertising and those factors described above under "Business - Additional Factors that may Affect our Business or Future Results." We strategically expanded our business in the past two years to diversify our revenue stream, balance our seasonality and offer and promote more products that use our core grill cylinder exchange service. Our acquisitions of Uniflame and International Propane Products, LLC have allowed us to expand our offerings to include an array of products including barbecue grills and patio heaters. In these acquisitions, we also acquired proprietary designs, patents and human capital to complement our expertise in marketing, sales, and coordination with manufacturers and distributors. Our products division is separately managed by Uniflame's management team, which has extensive experience in the design and import of consumer products sold through mass retailers.

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

                                                                                        RESTATED
                                                                      --------------------------------------------
                                                                       2001               2000               1999
                                                                      ------             ------             ------
         Net revenues ..........................................       100.0%             100.0%             100.0%
         Operating costs and expenses:
           Cost of sales .......................................        76.8               73.7               71.8
           Selling, general and administrative .................        14.2               17.1               15.9
           Depreciation and amortization .......................         6.1                6.0                5.3
                                                                      ------             ------             ------
                   Total operating costs and expenses ..........        97.1               96.8               93.0
                                                                      ------             ------             ------
                   Income from operations ......................         2.9                3.2                7.0
         Interest and other expenses (income):
           Interest expense ....................................         3.7                3.8                1.6
           Loss on investees ...................................         1.8                0.5                0.6
           Nonrecurring items ..................................         0.3                 --                1.0
           Other, net ..........................................        (0.2)                --               (0.1)
                                                                      ------             ------             ------
                   Income (loss) before income taxes and
                   extraordinary loss ..........................        (2.7)              (1.1)               3.9
         Income taxes ..........................................        (0.1)                --                0.1
                                                                      ------             ------             ------
                   Income (loss) before extraordinary loss .....        (2.8)              (1.1)               3.8
         Extraordinary loss, net ...............................          --                0.2                 --
                                                                      ------             ------             ------
                   Net income (loss) ...........................        (2.8)              (1.3)               3.8
         Preferred dividends ...................................         0.6                 --                 --
                                                                      ------             ------             ------
                   Net income (loss) available to common
                       stockholders ............................        (3.4)%             (1.3)%              3.8%
                                                                      ======             ======             ======


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

         Interest expense. Interest expense increased to $5.1 million for fiscal 2001 from $2.9 million for fiscal 2000. The increase in interest expense resulted primarily from the additional borrowings outstanding under our credit facility combined with an increase in interest rates on the credit facility and interest expense on subordinated debt and related warrants. The additional borrowings were used primarily to fund operations, to purchase cylinders and cylinder displays leased to our distributors and to fund business acquisitions and our investment in and advances to R4 Technical Center - North Carolina, L.L.C. ("R4 Tech"), the operator of the automated propane bottling and cylinder refurbishing plant.

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

         Extraordinary loss. The extraordinary loss of $158,000 in fiscal 2000 consisted of the unamortized debt discount and other debt issuance costs that were recognized due to the early retirement of convertible notes in July 2000.

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

         Interest expense. Interest expense increased to approximately $2.9 million for fiscal 2000 from approximately $837,000 for fiscal 1999. The increase in interest expense resulted from increased borrowings under our credit facility related to acquisitions, capital investments related to growth in the number of cylinder exchange locations and unamortized debt discount and other debt issuance costs that were recognized due to the early retirement of convertible notes in July 2000.

         Other, net. Other, net decreased to an expense of approximately $16,000 for fiscal 2000 from income of approximately $48,000 for fiscal 1999. The decrease was primarily due to a reduction in interest income resulting from lower excess cash and notes receivable balances.

         Loss on investees. Loss on investees increased to $403,000 for fiscal 2000 from $311,000 for fiscal 1999. This item reflects distinct investees for each year. Fiscal 2000 reflects our share of losses related to our investment in R4 Tech, the operator of the automated propane bottling and cylinder refurbishing plant, which opened in May 2000. The loss incurred in fiscal 1999 is related to the application of the equity method of accounting to our convertible loan to Bison Valve, LLC. We recorded these losses as Bison Valve used the proceeds of our loan to fund losses incurred primarily in researching, developing, marketing and producing an OPD and other propane-related products. As of October 31, 1998, we had recognized charges for the entire principal balance of our convertible loan. In September 1999, we purchased from Bison Valve the intellectual property, inventory and certain other assets related to its Underwriters Laboratories-approved OPD.

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

         Extraordinary loss. The extraordinary loss of $158,000 in fiscal 2000 consisted of the unamortized debt discount and other debt issuance costs that were recognized due to the early retirement of convertible notes in July 2000.

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

         On April 28, 2000, we entered into a joint venture agreement for R4 Tech to operate and manage the automated propane bottling and cylinder refurbishing plant in North Carolina. The plant began operations in May 2000. We received a 49% ownership interest in the joint venture in exchange for our net contribution of approximately $3.4 million. The joint venture is being accounted for using the equity method of accounting. During fiscal 2001, we advanced $4.2 million to R4 Tech. At July 31, 2001, we had cumulative advances outstanding of approximately $5.2 million to R4 Tech. Effective September 30, 2001, we entered into a sale and leaseback transaction with R4 Tech. We purchased all of the land, buildings and equipment associated with the propane bottling and cylinder refurbishing operation. The assets were purchased for $7.6 million. The purchase price was used to repay outstanding advances to R4 Tech. Simultaneously, R4 Tech leased the land, buildings, and equipment from us. The sale and leaseback transaction is not expected to have a material impact on our consolidated results of operations or financial position.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                             BLUE RHINO CORPORATION

                                                                       PAGE
                                                                       ----
Report of Independent Accountants ............................          19
Consolidated Balance Sheets as of July 31, 2001 and 2000 .....          20
Consolidated Statements of Operations for the years ended
  July 31, 2001, 2000 and 1999 ...............................          21
Consolidated Statements of Stockholders' Equity for the
  years ended July 31, 2001, 2000 and 1999 ...................          22
Consolidated Statements of Cash Flows for the years ended
  July 31, 2001, 2000 and 1999 ...............................          23
Notes to Consolidated Financial Statements ...................          24


                    R4 TECHNICAL CENTER - NORTH CAROLINA, LLC

                                                                       PAGE
                                                                       ----
Report of Independent Accountants ............................          39
Balance Sheet as of December 31, 2000 ........................          40
Statement of Operations and Changes in Members' Capital
  for  the period from April 28, 2000 to December 31, 2000 ...          41
Statement of Cash Flows for the year ended
  December 31, 2000 ..........................................          42
Notes to Financial Statements ................................          43

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

     As more fully described in Note 23, the previously issued consolidated financial statements for the years ended July 31, 2001, 2000, and 1999 have been restated to reflect changes in the accounting for common stock warrants and a beneficial conversion feature issued in conjunction with a debt transaction.


                                                 ERNST & YOUNG LLP

Greensboro, North Carolina
October 2, 2001, except for Note 23 as to which the date is April 3, 2002

                             BLUE RHINO CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                          AS OF JULY 31, 2001 AND 2000
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                 RESTATED          RESTATED
                                                                                   2001              2000
                                                                                 ---------         ---------
                                     ASSETS

Current assets:
  Cash and cash equivalents .............................................        $   1,044         $   1,079
  Accounts receivable, net ..............................................           19,619            19,254
  Inventories ...........................................................            7,960             5,415
  Prepaid expenses and other current assets .............................            9,402             3,746
                                                                                 ---------         ---------
          Total current assets ..........................................           38,025            29,494
Cylinders leased under operating lease agreements, net ..................           31,466            27,277
Property, plant and equipment, net ......................................           23,636            20,332
Intangibles, net ........................................................           32,282            27,347
Investment in joint venture .............................................              455             3,027
Other assets ............................................................            1,480               698
                                                                                 ---------         ---------
          Total assets ..................................................        $ 127,344         $ 108,175
                                                                                 =========         =========

              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ......................................................        $  13,314         $  16,565
  Current portion of long-term debt and capital lease obligations .......            2,333             5,786

  Accrued liabilities ...................................................            3,617             1,476
                                                                                 ---------         ---------
          Total current liabilities .....................................           19,264            23,827
Long-term debt and capital lease obligations, less current maturities ...           50,931            42,396
                                                                                 ---------         ---------

          Total liabilities .............................................           70,195            66,223
Stockholders' equity:
  Common stock, $0.001 par value, 100,000,000 shares
     authorized, 9,279,152 and 9,221,703 shares issued and
     outstanding at July 31, 2001 and 2000, respectively ................                9                 9
  Preferred stock, $0.001 par value, 20,000,000 shares
     authorized, 2,850,000 and no shares issued and outstanding at July 31, 2001 and 2000, respectively; liquidation value
      $17,870 at July 31, 2001 ..........................................                3                --
  Capital in excess of par ..............................................           77,389            59,897
  Common stock warrants .................................................            6,403             2,877
  Accumulated deficit ...................................................          (25,553)          (20,831)
  Accumulated other comprehensive loss ..................................           (1,102)               --
                                                                                 ---------         ---------
          Total stockholders' equity ....................................           57,149            41,952
                                                                                 ---------         ---------
          Total liabilities and stockholders' equity ....................        $ 127,344         $ 108,175
                                                                                 =========         =========

         The accompanying notes are an integral part of the consolidated financial statements.

                             BLUE RHINO CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED JULY 31, 2001, 2000 AND 1999
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                       RESTATED
                                                                                       --------
                                                                        2001             2000             1999
                                                                     ---------         --------         --------
Net revenues ................................................        $ 139,063         $ 78,733         $ 53,820
Operating costs and expenses:
  Cost of sales .............................................          106,783           57,994           38,661
  Selling, general and administrative .......................           19,794           13,469            8,539
  Depreciation and amortization .............................            8,461            4,717            2,872
                                                                     ---------         --------         --------
          Total operating costs and expenses ................          135,038           76,180           50,072
                                                                     ---------         --------         --------
          Income from operations ............................            4,025            2,553            3,748
Interest and other expenses (income):
  Interest expense ..........................................            5,134            2,949              837
  Loss on investees .........................................            2,572              403              311
  Nonrecurring items ........................................              449               --              551
  Other, net ................................................             (301)              16              (48)
                                                                     ---------         --------         --------
          Income (loss) before income taxes and
             extraordinary loss .............................           (3,829)            (815)           2,097
Income taxes ................................................              123               32               30
                                                                     ---------         --------         --------
          Income (loss) before extraordinary loss ...........           (3,952)            (847)           2,067
Extraordinary loss, net .....................................               --              158               --
                                                                     ---------         --------         --------
          Net income (loss) .................................           (3,952)          (1,005)           2,067
Preferred dividends .........................................              770               --               --
                                                                     ---------         --------         --------
        Income (loss) available to common stockholders ......        $  (4,722)        $ (1,005)        $  2,067
                                                                     =========         ========         ========

Basic and diluted earnings (loss) per common share before
  extraordinary loss ........................................        $   (0.41)        $  (0.10)        $   0.27
Basic and diluted extraordinary loss per common share .......               --            (0.02)              --
                                                                     ---------         --------         --------
Basic and diluted earnings (loss) per common share ..........        $   (0.41)        $  (0.12)        $   0.27
                                                                     =========         ========         ========
Shares used in per share calculations:
  Basic .....................................................           11,641            8,736            7,645
                                                                     =========         ========         ========
  Diluted ...................................................           11,641            8,736            7,787
                                                                     =========         ========         ========

         The accompanying notes are an integral part of the consolidated financial statements.

                             BLUE RHINO CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED JULY 31, 2001, 2000 AND 1999
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                   ACCUM-
                                                                   CAPITAL                         ULATED
                                                                     IN                            OTHER      TOTAL      TOTAL
                              COMMON STOCK      PREFERRED STOCK    EXCESS   COMMON      ACCUM-     COMPRE-    STOCK-     COMPRE-
                           ------------------  ------------------    OF      STOCK      ULATED     HENSIVE    HOLDERS'   HENSIVE
                            SHARES     AMOUNT    SHARES    AMOUNT    PAR    WARRANTS    DEFICIT     LOSS      EQUITY   INCOME (LOSS)
                           ---------   ------  ---------   ------  -------  --------   ---------  ---------   -------- -------------
Balances, July 31,
  1998 (Restated)........ 7,630,873   $   8                       $46,370   $   331   $(21,893)              $24,816
  Proceeds from exercise
    of stock options.....    35,662                                   183                                        183
  Expenses related to
    distributor stock
    option plan..........                                             272                                        272
  Net income.............                                                                2,067                 2,067    $ 2,067
                                                                                                                        -------
  Total comprehensive
    income (loss)........                                                                                               $ 2,067
                          ----------------------------------------------------------------------------------------------=======
Balances, July 31,
  1999 (Restated)........ 7,666,535       8                        46,825       331    (19,826)               27,338
  Issuance of common
    stock in private
    placement............   981,119       1                         5,227                                      5,228
  Issuance of common
    stock in connection
    with acquisitions....   562,288                                 7,816                                      7,816
  Issuance of common
    stock under Employee
    stock purchase and
    option plans.........    11,761                                    69                                         69
  Issuance of convertible
    debt with beneficial
    conversion feature
    net of repurchase
    of beneficial
    conversion feature...                                            (178)                                      (178)
  Issuance of common
    stock warrants.......                                                     2,546                            2,546
Expenses related to
  distributor stock
  option plan............                                             138                                        138
Net loss.................                                                               (1,005)               (1,005)   $(1,005)
                                                                                                                        --------
Total comprehensive
  income (loss)..........                                                                                               $(1,005)
                          ----------------------------------------------------------------------------------------------========
Balances, July 31,
  2000 (Restated)........ 9,221,703       9                        59,897     2,877    (20,831)               41,952
  Issuance of Series A
    Convertible Preferred
    stock................                     1,716,667    $  2     9,659                                      9,661
  Issuance of common
    stock warrants.......                                                     3,526                            3,526
  Issuance of preferred
    stock in connection
    with acquisitions....                     1,133,333       1     6,799                                      6,800
  Issuance of common
    stock under Employee
    stock purchase and
    option plans.........    57,449                                    84                                         84
  Accretion of Preferred
    dividend.............                                             770                 (770)                    0
Expenses related to
  distributor stock
  option plan............                                             180                                        180
Loss on derivative
  instruments............                                                                         $(1,102)    (1,102)   $(1,102)
Net loss.................                                                               (3,952)               (3,952)    (3,952)
                                                                                                                        -------
Total comprehensive
  income (loss)..........                                                                                               $ 5,054
                          ----------------------------------------------------------------------------------------------=======
Balances, July 31,
  2001 (Restated)........ 9,279,152   $   9   2,850,000    $  3   $77,389   $ 6,403   $(25,553)   $(1,102)   $57,149
                          ===========================================================================================

                             BLUE RHINO CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED JULY 31, 2001, 2000 AND 1999
                                 (IN THOUSANDS)


                                                                                        RESTATED
                                                                                        --------
                                                                          2001           2000           1999
                                                                       ---------      ---------        -------
Cash flows from operating activities:
  Net income (loss) ..............................................      $ (3,952)      $ (1,005)      $  2,067
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Depreciation and amortization ...............................         8,461          4,717          2,872
     Loss on investees ...........................................         2,572            403            311
     Expense related to distributor stock option plan ............           180            138            272
     Loss on retirement of debt ..................................            --            158             --
     Accretion of the discount on notes ..........................            --          1,002             --
     Nonrecurring items ..........................................           449             --            551
     Other .......................................................           248             95            151
     Changes in operating assets and liabilities, net of
       business acquisitions:
       Accounts receivable .......................................          (485)        (5,232)        (4,835)
       Inventories ...............................................        (2,477)        (3,517)          (106)
       Other current assets ......................................        (1,540)           577         (1,884)
       Accounts payable and accrued liabilities ..................        (2,159)         9,493          2,125
                                                                      ----------      ---------      ---------
          Net cash provided by (used in) operating activities ....         1,297          6,829          1,524
                                                                       ---------      ---------      ---------
Cash flows from investing activities:
  Business acquisitions ..........................................        (1,334)       (10,542)        (7,488)
  Purchases of property, plant and equipment .....................        (5,582)        (7,109)        (8,073)
  Purchase of cylinders held under operating leases, net .........        (5,414)       (10,756)        (6,076)
  Net investment in and advances to joint venture ................        (4,152)        (3,014)            --
  Issuance of note receivable ....................................          (334)            --             --
  Collections on notes receivable and other ......................           551            163            235
                                                                       ---------      ---------      ---------
          Net cash used in investing activities ..................       (16,265)       (31,258)       (21,402)
                                                                       ---------      ---------      ---------
Cash flows from financing activities:
  Payments on notes payable to bank ..............................       (27,240)       (27,933)       (13,273)
  Proceeds from notes payable to bank ............................        20,586         55,627         29,853
  Proceeds from issuance of common stock, net ....................            84          6,431            182
  Payments of cylinder and cylinder display financing ............                       (7,000)            --
  Payments on convertible notes ..................................                       (7,000)            --
  Payment of debt issuance and common stock registration costs ...          (932)          (562)        (1,065)
  Payments of long-term debt and capital lease obligations .......        (2,226)        (1,968)          (814)
  Proceeds from issuance of preferred stock, net .................         9,661             --             --
  Proceeds from debt issuance ....................................        15,000          7,000             --
                                                                       ---------      ---------      ---------
          Net cash provided by financing activities ..............        14,933         24,595         14,883
                                                                       ---------      ---------      ---------
Net increase (decrease) in cash and cash equivalents .............           (35)           166         (4,995)
Cash and cash equivalents at beginning of period .................         1,079            913          5,908
                                                                       ---------      ---------      ---------
          Cash and cash equivalents at end of period .............      $  1,044       $  1,079       $    913
                                                                       =========      =========      =========

         The accompanying notes are an integral part of the consolidated financial statements.

                             BLUE RHINO CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1.       DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

         Blue Rhino Corporation ("Blue Rhino" or the "Company") believes it is the leading provider of propane grill cylinder exchange as well as a leading provider of complimentary propane and non-propane products to consumers. Blue Rhino cylinder exchange provides consumers with a convenient means to exchange empty grill cylinders for clean, safe, precision-filled cylinders. The Company has branded cylinder displays at over 27,000 retail locations in 46 states plus Puerto Rico. Blue Rhino cylinder exchange is offered at leading home improvement centers, mass merchants, hardware, grocery and convenience stores. Cylinders are delivered to retailers through a national network of 44 independent distributors. A subsidiary, Uniflame Corporation, designs and imports patio heaters, barbecue grills and various garden and fireplace products primarily from Asia. These products are marketed primarily to home improvement centers, mass merchants, and hearth stores. A subsidiary, QuickShip, Inc., provides consumers with a convenient, full-service, in-store postal and parcel shipping depot and provides retailers with another revenue source.

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

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Revenue Recognition -- Blue Rhino recognizes: (i) cylinder exchange revenues upon delivery of the cylinders to retailers by our distributors; (ii) products revenues upon shipment to the retailers; and (iii) shipping services revenues at the time consumers ship packages at the in-store retail depot. The Company accrues for sales returns and other allowances based on its experience.

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

         In the event that facts and circumstances indicate that the cost of property, plant and equipment, or other long-lived assets may not be recoverable, estimated future undiscounted cash flows are compared to the asset's carrying value and, if less, an impairment loss is recognized in an amount by which the carrying amount exceeds its fair value.

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

         The Company uses derivative financial instruments to hedge against fluctuations in the propane price component of its distributor payments (Note
17). The Company has entered into a combination of swaps and collars to hedge against propane price fluctuations. The differential paid or received under the agreements is recognized as an adjustment to cost of sales.

         Advertising and Promotion -- The Company expenses advertising (including cooperative advertising) and promotion costs as incurred and these costs are included as selling, general and administrative expenses. Advertising and promotion costs for the years ended July 31, 2001, 2000 and 1999 were $1,175, $1,216 and $129, respectively.

         Income Taxes -- Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recorded when it is more likely than not that the deferred tax asset will not be realized.

         Stock-Based Compensation -- The Company accounts for the 1994 Stock Incentive Plan, the 1998 Stock Incentive Plan and the Director Option Plan in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under APB 25, no compensation expense is recognized for stock options issued with an exercise price equivalent to the fair value of the Company's common stock on the date of grant. In general, stock options and other equity instruments granted or issued under the Distributor Stock Option Plan are accounted for in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). For companies that continue to account for stock-based compensation arrangements under APB 25, SFAS 123 requires disclosure of the pro forma effect on net income (loss) as if the fair value based method prescribed by SFAS 123 had been applied. The Company has adopted the pro forma disclosure requirements of SFAS 123.

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

                                              2001     2000     1999
                                              ----     ----     ----
Customer A .............................      26%      11%      13%
Customer B .............................      20       23       23
Customer C .............................       9       10       13
                                               -       --       --
                                              55%      44%      49%
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

5.       PROPERTY, PLANT AND EQUIPMENT, NET

         Property, plant and equipment consists of the following at July 31:

                                                                       2001           2000
                                                                     --------       --------
Land ..........................................................      $     20       $     20
Building and leasehold improvements ...........................           721            721
Cylinder displays, including panel graphics ...................        24,023         19,623
Machinery and equipment .......................................         2,177          2,025
Computer hardware and software ................................         6,048          2,920
Equipment leased under capital leases .........................         1,689          1,714
                                                                     --------       --------
                                                                       34,678         27,023
  Less accumulated depreciation and amortization (including
     $744 and $411 as of July 31, 2001 and 2000,
     respectively, for equipment under capital leases) ........       (11,042)        (6,691)
                                                                     --------       --------
                                                                     $ 23,636       $ 20,332
                                                                     ========       ========

         Depreciation and amortization expense for the years ended July 31, 2001, 2000 and 1999 was $4,384, $2,844 and $1,995, respectively.

6.       INTANGIBLES, NET

         Intangibles consist of the following at July 31:

                                           2001            2000
                                         --------        -------
Goodwill ..........................      $ 33,654       $ 26,302
Patents and trademarks ............         1,406          1,399
Non-compete agreements ............           994            983
                                         --------        -------
                                           36,054         28,684
Accumulated amortization ..........        (3,772)        (1,337)
                                         --------        -------
                                         $ 32,282       $ 27,347
                                          =======       ========

         Amortization expense for the years ended July 31, 2001, 2000 and 1999 was $2,644, $891, and $355, respectively.

7.       LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

         Long-term debt and capital leases consist of the following at July 31:

                                                              RESTATED       RESTATED
                                                                2001           2000
                                                                ----           ----
Bank credit facility ....................................      $ 37,620       $44,274
Subordinated debt .......................................        15,000            --
Discount on subordinated debt ...........................        (3,410)           --
Acquisition notes payable ...............................         1,476         2,519
Capital lease obligations bearing interest at various
rates from 9.98% to 11.42% ..............................           419           861
Other ...................................................         2,159           528
                                                            -------------------------
                                                                 53,264        48,182
Less amounts due within one year ........................         2,333         5,786
                                                            -------------------------
                                                               $ 50,931       $42,396
                                                            =========================


         The aggregate maturities of long-term debt and capital lease obligations at July 31, 2001 are as follows:

                                        RESTATED
                                       LONG-TERM  CAPITAL LEASE
                                          DEBT     OBLIGATIONS       TOTAL
                                          ----      -----------      -----
2002 .............................      $ 2,034      $    321       $  2,355
2003 .............................       39,221           122         39,343
2004 .............................           --            --             --
2005 .............................           --            --             --
2006 .............................           --            --             --
Thereafter........................       11,590            --         11,590
                                         -------      --------       --------
                                         52,845           443         53,288
Less imputed interest.............           --           (24)           (24)
                                        -------      --------       --------
                                        $52,845      $    419       $ 53,264
                                        =======      ========       ========


         In June 2001, the Company amended and extended its existing credit facility (as amended, the "Credit Facility"). The amendment extended the maturity date from November 30, 2001 to December 31, 2002, reduced the interest rate from the prime rate plus 3 percent to the prime rate plus 2 percent and established new financial covenants. At the time the amendment was made to the Credit Facility in June 2001, the Company expensed $449 in net deferred costs related to its prior credit facility and classified the expense as nonrecurring. The Credit Facility consists of two separate facilities --a $38,000 revolving line of credit for general corporate purposes, inclusive of payments made under letters of credit issued for the benefit of the Company, and a $3,247 seasonal line for general corporate purposes. No further borrowings may be made against the seasonal line. The Credit Facility requires the Company to meet certain covenants, including minimum net worth and cash flow requirements. The Credit Facility is collateralized by a lien on substantially all of the Company's assets. The Credit Facility bears interest at the prime rate plus 2% per annum. In the event that the total borrowings under the credit facility exceed $28,000 as of December 31, 2001, the rate will be the prime rate plus 3% per annum thereafter. The Credit Facility matures on December 31, 2002. At July 31, 2001 the interest rate on both the revolving line of credit and seasonal line was 8.75%

         On June 15, 2001, the Company completed a $15 million private placement of subordinated debt to an institutional investor. The agreement requires the Company to meet certain cash flow and other covenants and contains restrictions on capital expenditures and the payment of cash dividends. The debenture bears interest at the annual rate of 13%, payable quarterly. The principal balance matures on August 31, 2006. In addition, the Company issued a warrant to the investor to purchase 1,372,071 shares of common stock, with an exercise price of $3.8685 per share (subject to adjustment for organic changes and for certain future issuances below the then-existing exercise price) valued at $3,440. The warrant can be exercised at the holder's discretion in whole or in part any time until the later of June 15, 2011 or five years after payment of all amounts due under the debenture. The effective interest rate of the subordinated debt is 20.81%.

         Interest expense included the non-cash amortization of debt issuance costs for the years ended July 31, 2001, 2000 and 1999 of $192, $125 and $111, respectively.

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

9.       EQUITY INVESTMENTS

R4 Technical Center -- North Carolina, LLC

         On April 28, 2000, the Company entered into a joint venture agreement to operate and manage R4 Technical Center North Carolina, LLC ("R4 Tech"). R4 Tech began operations of its automated propane bottling and cylinder refurbishing plant in May 2000. The Company received a 49% ownership interest in R4 Tech in exchange for its net contribution of $3,430, which is being accounted for under the equity method of accounting. The Company recognized its portion of the loss in R4 Tech for the period ended July 31, 2001 and 2000 of $2,572 and $403, respectively. At July 31, 2001, the Company had advances outstanding of $5,235 to R4 Tech. Manchester Tank & Equipment Co. owns a 50% interest in R4 Tech, and Platinum Propane, LLC owns the remaining 1% interest in R4 Tech.

         Summary financial information for R4 Tech as of and for the periods ended July 31, 2001 and 2000 is as follows:

                                                            2001          2000
                                                            ----          ----
Current assets ....................................      $ 1,496       $   884
Property, plant, and equipment and other assets ...        7,617         7,450
Current liabilities ...............................        8,162         2,223
Long-term debt ....................................           22            32
Net sales .........................................        9,910           908
Gross loss ........................................       (3,802)         (327)
Net loss ..........................................       (5,250)         (822)

         Effective September 30, 2001, the Company entered into a sale and leaseback transaction with R4 Tech. The Company purchased all of the land, buildings and equipment associated with the propane bottling and cylinder refurbishing operation. The assets were purchased for $7.6 million. The purchase price was used to repay outstanding advances to R4 Tech. Simultaneously, R4 Tech leased the land, buildings, and equipment from the Company under the terms of a three year operating lease agreement. The sale and leaseback transaction is not expected to have a material impact on the Company's consolidated results of operations or financial position.

Bison Valve, LLC

         On February 12, 1998, the Company invested $635 in Bison Valve, LLC ("Bison Valve"). Bison Valve was formed to market, produce and sell a specialty valve to the Company's distributors and third parties. The Company accounted for its investment in Bison Valve using the equity method of accounting to reflect the Company's funding of certain losses incurred by this entity primarily related to researching, developing, marketing and producing certain propane products. The Company recorded a loss of $311 for the year ended July 31, 1999, to reflect the operating results of the investee, Bison Valve. The Company acquired the assets of Bison Valve in September 1999 (Note 10).

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

International Propane Products, LLC

         On April 3, 2000, the Company completed the acquisition of substantially all of the assets relating to patio heaters and brass valves for propane cylinders, including certain intellectual property, developed and distributed by International Propane Products, LLC , a wholesale and design company. The aggregate purchase price, including certain acquisition costs, was $4,424, of which approximately $4,237 was allocated to intangibles consisting of goodwill and non-compete agreements. The purchase price was made up of $2,888 in cash obtained from the Company's Credit Facility (Note 7), the issuance of 83,572 shares of common stock valued at $1,123, and $413 of obligations for non-compete and minimum deferred purchase price agreements. The deferred purchase price is payable on a quarterly basis for a term equal to the lesser of
(a) the life of the patent that may be issued with respect to the acquired intellectual property, but in any event not less than five years, or (b) the period ending on the last day of the first one year period during which the Company does not make, use or sell the patio heaters. The Company has agreed to pay a minimum deferred purchase price that may be as much as $530 under certain circumstances. Also included in the purchase agreement is a provision to pay 1% of future sales from patio heaters.

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

         During the years ended July 31, 2001, 2000 and 1999, the Company acquired certain assets described above under various agreements. These acquisitions are summarized as follows:

                                                      2001           2000          1999
                                                    -------       --------       -------
Net assets acquired including intangibles ....      $ 8,220       $ 21,335       $ 8,167
Deferred purchase price ......................           --         (2,663)         (679)
Common stock and warrants issued .............       (6,886)        (8,130)           --
                                                    -------       --------       -------
Cash paid for acquisitions ...................      $ 1,334       $ 10,542       $ 7,488
                                                   ========       ========       =======

         The acquisitions have been accounted for under the purchase method and, accordingly, the operating results from these acquisitions, which include the Quickship acquisition, have been included in the Company's consolidated financial statements since the dates of acquisition. The following unaudited pro forma summary presents financial information for the Company for the years ended July 31, 2001, and 2000 as if the acquisitions had occurred on August 1, 1999. These pro forma results have been prepared for comparative purposes and do not purport to be indicative of what would have occurred had the acquisitions been made on August 1, 1999, nor is it indicative of future results.

                                             2001            2000
                                             ----            ----
                                                 (UNAUDITED)
Net revenues .......................      $ 139,195       $ 98,828
Income before extraordinary loss ...      $  (4,768)      $   (561)
Net loss ...........................      $  (5,572)      $ (1,387)
Basic loss per common share ........      $   (0.47)      $  (0.13)

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

         The holder of each share of Series A Convertible Preferred Stock is entitled to vote on all matters upon which holders of common stock have the right to vote, with the number of votes on such matters to be equal to the largest number of full shares of common stock into which such share of Series A Convertible Preferred Stock could then be converted. The holders of a majority of the outstanding shares of Series A Convertible Preferred Stock, voting as a separate class, are entitled to elect one director to the Company's Board of Directors. Each share of Series A Convertible Preferred Stock is convertible into common stock at the option of the holder at any time after the first anniversary of the Closing Date. The Series A Convertible Preferred Stock is convertible into common stock at the option of the Company at any time after the second anniversary of the Closing Date if the average of the closing prices of common stock over a ten trading day period ending shortly before the Company gives notice of conversion exceeds 160% of the then-existing conversion price for the Series A Convertible Preferred Stock. Each share of Series A Convertible Preferred Stock is initially convertible into one share of common stock, subject to adjustment for subdivisions, combinations, stock dividends, reclassifications and other similar transactions and certain stock issuances below the then-existing conversion price. The Series A Convertible Preferred Stock has a liquidation preference over the Company's common stock. The holders of the shares of Series A Convertible Preferred Stock have certain registration rights.

         Warrants to purchase 414,116 shares of the Company's common stock at an exercise price of $8.48 per share contained anti-dilution provisions that were triggered as a result of the issuance of 1,716,667 shares of Series A Convertible Preferred Stock at $6.00 per share and the issuance of 1,372,071 common stock warrants at $3.8685 per share in connection with the private placement of subordinated debt. As a result, the exercise price of such warrants were reset at $3.8685 and the number of shares of common stock for which those warrants are exercisable was increased by 589,467 shares to 1,003,583 shares, which may result in additional dilution for existing stockholders.

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

         A consolidated summary of the Company's Plans and Distributor Option Plan at July 31, 2001, 2000 and 1999 and changes during the periods then ended is presented in the table below:

                                                  2001                              2000                         1999
                                        --------------------------          ---------------------        ---------------------
                                                          WEIGHTED                        WEIGHTED                    WEIGHTED
                                                          AVERAGE                         AVERAGE                     AVERAGE
                                                          EXERCISE                        EXERCISE                    EXERCISE
                                         SHARES            PRICE            SHARES         PRICE         SHARES         PRICE
                                        ---------        ---------          -------       --------       -------      --------

Shares under option:
  Outstanding, beginning of year        1,535,307        $   10.58          966,552        $12.52        698,796        $11.18
     Granted ...................        1,148,360             2.61          653,004          7.76        327,945         14.59
     Exercised .................                0               --            6,881          9.08         35,662         14.89
     Cancelled .................          215,774             9.63           77,368         11.54         24,527         13.01
                                        ---------                         ---------                      -------
  Outstanding, end of year .....        2,467,893             6.93        1,535,307         10.58        966,552         12.52
                                        ---------                         ---------                      -------
  Exercisable, end of year .....          688,173            11.23          445,909         11.29        257,480          9.15
                                        =========                         =========                      =======
Weighted average fair value of
  options granted ..............        $    1.18                         $    3.42                      $  7.74
                                        =========                         =========                      =======
Options available for grant, end
of year ........................          671,982                           304,568                      880,395
                                        =========                         =========                      =======

         For various price ranges, weighted average characteristics of outstanding stock options at July 31, 2001 were as follows:

                                     OUTSTANDING OPTIONS             EXERCISABLE OPTIONS
                              ---------------------------------     --------------------
                                          WEIGHTED
                                           AVERAGE     WEIGHTED                 WEIGHTED
                                          REMAINING    AVERAGE                  AVERAGE
RANGE OF EXERCISE PRICES        SHARES   LIFE (YEARS)   PRICE        SHARES      PRICE
------------------------      ---------  ------------  --------     -------     --------
$ 2.13-- $ 4.25.........     1,099,883      9.40       $  2.39           --     $    --
$ 4.59-- $ 6.50.........       175,451      7.46          6.11       62,451        5.48
$ 6.61-- $ 7.75.........       163,012      6.74          7.04      113,012        6.91
$ 8.06-- $12.75.........       367,413      8.82          8.48       93,401        8.69
$13.00-- $14.75.........       603,134      7.05         13.04      380,571       13.03
$19.13-- $24.25.........        59,000      7.41         21.63       38,738       21.65
                              ---------     ----       -------      -------     -------
                              2,467,893     8.38       $  6.93      688,173     $ 11.23
                              =========     ====       =======      =======     =======

         Had compensation expense for the 1994 Stock Incentive Plan, the 1998 Stock Incentive Plan or the Director Option Plan been determined for options granted since August 1, 1995 in accordance with SFAS No. 123, the Company's pro forma net income/(loss) and earnings/(loss) per share for the years ended July 31, 2001, 2000 and 1999 would have been as follows:

                                                                                      RESTATED
                                                                  -----------------------------------------------
                                                                     2001              2000               1999
                                                                  ----------         ----------         ---------

Net income (loss) available for common stockholders:
  As reported ............................................        $   (4,722)        $   (1,005)        $   2,067
                                                                  ==========         ==========         =========
  Pro forma ..............................................        $   (5,952)        $   (2,035)        $   1,429
                                                                  ==========         ==========         =========
Earnings (loss) per common share:
Basic:
  As reported ............................................        $    (0.41)        $    (0.12)        $    0.27
                                                                  ==========         ==========         =========
  Pro forma ..............................................        $    (0.51)        $    (0.23)        $    0.19
                                                                  ==========         ==========         =========
Diluted:
  As reported ............................................        $    (0.41)        $    (0.12)        $    0.27
                                                                  ==========         ==========         =========
  Pro forma ..............................................        $    (0.51)        $    (0.23)        $    0.19
                                                                  ==========         ==========         =========

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for all grants: expected lives of five years; expected volatility ranging from 30% to 90%; expected dividends of zero and a risk-free interest rate ranging from 3.5% to 5.8%.

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

Common Stock Warrants

         The Company has issued common stock warrants in connection with various debt, equity and acquisition transactions. At July 31, 2001, warrants to purchase a total of 2,935,704 shares of common stock were outstanding, fully vested and exercisable from the present time through June 15, 2011, with exercise prices ranging from $3.87 to $8.48 per share. Interest expense related to the outstanding warrants was $30 for the year ended July 31, 2001. The fair value of each warrant is estimated on the date of grant using an option pricing model with the following weighted average assumptions used for all grants: expected lives of five to ten years; expected volatility ranging from 30% to 90%; expected dividends of zero and a risk-free interest rate ranging from 3.5% to 5.8%.

Shares reserved for future issuance

         The Company has reserved 9,163,250 authorized shares of common stock for future issuance as of July 31, 2001.

12.      EARNINGS (LOSS) PER SHARE:

         The basic and diluted earnings (loss) per share was determined as follows:

                                                                                 RESTATED
                                                                  ---------------------------------------
                                                                    2001            2000            1999
                                                                  --------         -------         ------

Basic and diluted earnings (loss) per common share:
  Net income (loss) ......................................        $(3,952)         $(1,005)        $2,067
  Less: Preferred stock dividends ........................            770               --             --
                                                                  -------          -------         ------
Income (loss) available to common stockholders ...........        $(4,722)         $(1,005)        $2,067
                                                                  =======          =======         ======
Weighted average common shares used in computing the
  earnings (loss) per common share (in thousands):
  Basic ..................................................         11,641            8,736          7,645
  Effect of dilution .....................................             --               --            142
  Diluted ................................................         11,641            8,736          7,787
                                                                  =======          =======         ======
Basic and diluted earnings (loss) per common share .......        $ (0.41)         $ (0.12)        $ 0.27
                                                                  =======          =======         ======

         The shares related to common stock options and common stock warrants listed below were not included in the computation of diluted earnings per share for 2001, 2000 and 1999, respectively, because their inclusion would have been anti-dilutive.

                                             2001             2000            1999
                                           ---------       ---------         ------

Common stock options..............         2,467,893       1,535,307         73,000
Common stock warrants.............         2,935,704         857,499         81,913

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

    The following represents related party balances with these affiliates outstanding at July 31, 1999 and transactions for the one-month period ended August 31, 1999 and the fiscal year ended July 31, 1999:


                                      PPH                       ARK
                              -------------------        ------------------
                              2000          1999         2000         1999
                              ----        -------        ----        ------

Accounts receivable ..        $ --        $   308        $ --        $   69
Product sales ........          --            308          --            69
Notes receivable .....          --            133          --            --
Accounts payable .....          --            945          --           213
Cost of sales ........         873         11,340         241         2,071
Interest income ......           1             64          --            --
Lease income .........          94            863          16           121
Cylinder purchases ...          --          6,470          --         1,337


14.      PREPAID EXPENSES AND OTHER CURRENT ASSETS

         Prepaid expenses and other current assets consists of the following at July 31:

                                 2001              2000
                                ------            ------
Advances ...........            $7,890            $1,600
Prepaid expenses ...             1,234             1,485
Notes receivable ...               278               661
                                ------            ------
                                $9,402            $3,746
                                ======            ======


15.      OTHER, NET

         The Company had certain non-operating income and expenses classified as other, net during the years ended July 31, 2001, 2000 and 1999 as follows:

                                          2001              2000             1999
                                          -----             ----             -----

Interest income ..............            $(573)            $(82)            $(173)
Miscellaneous expenses .......              221                2               100
Loss on disposal of assets ...               51               96                25
                                          -----             ----             -----
                                          $(301)            $ 16             $ (48)
                                          =====             ====             =====

16.      INCOME TAXES

         The provision for income taxes for the years ended July 31, 2001, 2000 and 1999 consisted of $123, $32 and $30 of current tax expense, respectively.

         A reconciliation of the differences between the statutory federal income tax rate of 34% and the effective tax rate for the years ended July 31, 2001, 2000 and 1999 is as follows:

                                                                 RESTATED
                                                  ----------------------------------------
                                                  2001              2000              1999
                                                  ----              ----              ----

Federal statutory tax rate ...........            (34.0)%           (34.0)%           34.0%
  Change in valuation allowance ......            32.5              26.6              (35.5)
  Permanent differences and
    other ............................             2.5               7.4               2.0
  State taxes net of federal
    benefit ..........................             2.2               3.9               0.9
                                                  ----              ----              ----

Effective tax rate ...................             3.2%              3.9%              1.4%
                                                  ====              ====              ====

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liability are as follows:

                                                    2001                  2000                1999
                                                   --------             --------             -------

Assets:
  Net operating loss
      carryforward ....................            $ 13,884             $  9,977             $ 7,131
  Allowance for doubtful
     accounts .........................               1,042                  493                 438
  Distributor option plan .............                 205                   68                 125
  Deferred loss on joint venture ......                 529                  157                  --
  Accrued expenses ....................                 531                   --                  --
  Reserves ............................                 280                   --                  --
  Other ...............................                 311                   68                  82
                                                   --------             --------             -------
  Total gross deferred tax
     assets ...........................              16,782               10,763               7,776
  Valuation allowance .................              (8,616)              (7,337)             (7,145)
                                                   --------             --------             -------
Net deferred tax assets ...............            $  8,166             $  3,426             $   631
                                                   ========             ========             =======
Liability:
  Depreciation and amortization .......               8,166                3,426                 631
                                                   --------             --------             -------
Total gross deferred tax
  liabilities .........................            $  8,166             $  3,426             $   631
                                                   ========             ========             =======


         At July 31, 2001, the Company had net operating loss carryforwards for federal income tax purposes of approximately $35,950, which are available to offset future federal taxable income, if any, in varying amounts from 2002 through 2021. However, the utilization of the net operating losses will be subject to certain limitations as prescribed by Section 382 of the Internal Revenue Code.

17.      DERIVATIVE INSTRUMENTS

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

         In July 2000, the Company entered into an interest rate swap agreement, as required under its bank credit facility, with a notional amount of $10,000 as a cash flow hedge of the variable interest rate debt outstanding under its credit facility. Under the swap agreement, which expires in July 2003, the Company pays a fixed rate of 7.36% and receives a rate equivalent to the one-month London Interbank Offered Rate ("LIBOR"). The swap was designated as a hedge of the benchmark interest rate. In February 2001, the interest rate on the bank credit facility was changed to a rate based on the prime rate. As a result, the interest rate risk being hedged is no longer based on the benchmark interest rate of LIBOR. However, for the six-month period ending July 31, 2001, the interest rate swap was still an effective cash flow hedge. As a result of the interest rate swap agreement, there was a $154 charge to interest expense during the year ended July 31, 2001 for the effective portion of the hedge. Hedge ineffectiveness, determined in accordance with SFAS 133, resulted in a $12 charge to other expense during the year ended July 31, 2001. The fair value of the derivative at July 31, 2001 was ($636) and it is reflected in the balance sheet in long-term debt and capital lease obligations, less current maturities.

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

     The following is a rollforward of the components of OCI for the year ended July 31, 2001:


                  Transition adjustment from adoption of SFAS 133       $  131
                  Net change associated with current period hedge
                    transactions                                         1,372
                  Net amount reclassified into earnings
                    during the year                                       (401)
                                                                        ------
                  Ending balance deferred in OCI                        $1,102
                                                                        ======

         Total comprehensive loss was ($5,054) for the year ended July 31, 2001.

18.      DEFINED CONTRIBUTION PLAN

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

19.      SUPPLEMENTAL INFORMATION TO CONSOLIDATED STATEMENTS OF CASH FLOWS

         The Company had certain non-cash investing and financing activities during the years ended July 31, 2001, 2000 and 1999 as follows:


                                                          RESTATED          RESTATED
                                                          --------          --------
                                                            2001              2000             1999
                                                           ------            ------            ------

Capital lease obligations .....................            $   --            $  448            $1,293
Notes receivable exchanged for the purchase of
   assets .....................................               157               498               929
Warrants issued in connection with debt, equity
   and acquisition transactions ...............             3,526             2,546                --
Cylinders acquired through vendor financing ...                --                --             7,000
Accreted preferred dividends ..................               770                --                --

         Interest paid during the years ended July 31, 2001, 2000 and 1999 was $4,562, $2,066 and $778, respectively.

20.      SEGMENT INFORMATION

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

                                                              2001               2000                 1999
                                                            --------            --------            -------

Net revenues:
  Cylinder exchange ............................            $ 86,772            $ 68,771            $53,343
  Products and other ...........................              52,291               9,962                477
                                                            --------            --------            -------
                                                            $139,063            $ 78,733            $53,820
                                                            ========            ========            =======
Segment EBITDA before extraordinary loss:
  Cylinder exchange ............................            $ 10,219            $  6,406            $ 6,573
  Products and other ...........................               2,267                 864                 47
                                                            --------            --------            -------
Total segment EBITDA before extraordinary ......              12,486               7,270              6,620
loss
Depreciation and amortization ..................               8,461               4,717              2,872
                                                            --------            --------            -------
Income from operations .........................            $  4,025            $  2,553            $ 3,748
                                                            ========            ========            =======
Total assets:
  Cylinder exchange ............................            $ 93,594            $ 82,429            $59,899
  Products and other ...........................              33,750              25,746                 --
                                                            --------            --------            -------
                                                            $127,344            $108,175            $59,899
                                                            ========            ========            =======

         The following items are included in income (loss) before income taxes:

                                                             2001              2000              1999
                                                            ------            ------            ------

Equity in loss of equity method investees:
  Cylinder exchange ............................            $2,572            $  403            $  311
  Products and other ...........................                --                --                --
                                                            ------            ------            ------
                                                            $2,572            $  403            $  311
                                                            ======            ======            ======
Depreciation and amortization:
  Cylinder exchange ............................            $5,965            $4,388            $2,872
  Products and other ...........................             2,496               329                --
                                                            ------            ------            ------
                                                            $8,461            $4,717            $2,872
                                                            ======            ======            ======

         The following items are included in the determination of identifiable assets:

                                                       2001               2000               1999
                                                      -------            -------            -------

Investments in equity method investees:
  Cylinder exchange ......................            $   455            $ 3,027            $    --
  Products and other .....................                 --                 --                 --
                                                      -------            -------            -------
                                                      $   455            $ 3,027            $    --
                                                      =======            =======            =======
Capital expenditures:
  Cylinder exchange ......................            $10,844            $17,824            $14,149
  Products and other .....................                152                 41                 --
                                                      -------            -------            -------
                                                      $10,996            $17,865            $14,149
                                                      =======            =======            =======

21.      NONRECURRING ITEMS AND SPECIAL CHARGES

         During the year ended July 31, 2001, the Company incurred a charge of $449 related to costs incurred in connection with refinancing its bank credit facility.

         In September 1999, the Company issued $7,000 of 5% Convertible Notes (the "Convertible Notes"). The Convertible Notes were redeemed in July 2000 with $7,000 of proceeds from the Credit Facility. The early retirement of the Convertible Notes resulted in an extraordinary loss of $158 in the year ended July 31, 2000 due to unamortized discount and other debt issuance costs.

         During the year ended July 31, 1999, the Company incurred a charge of $551 related to costs incurred in connection with an offering of common stock, which was terminated before completion in February 1999 due to unfavorable market conditions.

22.      QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                                  FISCAL 2001 QUARTER ENDED
                                                           -----------------------------------------------------------------------
                                                           OCTOBER 31           JANUARY 31            APRIL 30            JULY 31
                                                           ----------           ----------            --------             -------
                                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)

Net revenues ...................................            $ 33,821             $ 31,668             $ 31,575             $41,999
Total operating costs and expenses .............              32,204               32,361               31,881              38,592
                                                            --------             --------             --------             -------
Income (loss) from operations ..................               1,617                 (693)                (306)              3,407

Net income (loss) ..............................            $   (184)            $ (2,465)            $ (2,131)            $   828
Preferred dividends ............................                 128                  214                  214                 214
                                                            --------             --------             --------             -------
Income (loss) available to common
   stockholders ................................            $   (312)            $ (2,679)            $ (2,345)            $   614
                                                            ========             ========             ========             =======
Per share data:
Basic and diluted earnings (loss) per common
   share .......................................            $  (0.03)            $  (0.22)            $  (0.19)            $  0.05
                                                            ========             ========             ========             =======

                                                                          FISCAL 2000 QUARTER ENDED
                                                        -------------------------------------------------------------
                                                         RESTATED          RESTATED         RESTATED         RESTATED
                                                        OCTOBER 31        JANUARY 31        APRIL 30         JULY 31
                                                        ----------        ----------        --------         --------
                                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

Net revenues ...................................          $14,208          $15,214          $17,036          $ 32,275
Total operating costs and expenses .............           13,490           14,479           15,633            32,578
                                                          -------          -------          -------          --------
Income (loss) from operations ..................              718              735            1,403              (303)

Income (loss) before extraordinary loss ........          $   256          $   101          $   494          $ (1,698)
Extraordinary loss .............................               --               --               --               158
                                                          -------          -------          -------          --------
Net income (loss) ..............................          $   256          $   101          $   494          $ (1,856)
                                                          =======          =======          =======          ========

Per share data:
Basic earnings (loss) per common
   share before extraordinary loss .............          $  0.03          $  0.01          $  0.06          $  (0.18)
                                                          =======          =======          =======          ========
Diluted earnings (loss) per common share
before extraordinary loss ......................          $  0.03          $  0.01          $  0.05          $  (0.20)
                                                          =======          =======          =======          ========

Basic earnings (loss) per common
   share .......................................          $  0.03          $  0.01          $  0.06          $  (0.18)
                                                          =======          =======          =======          ========

Diluted earnings (loss) per common share .......          $  0.03          $  0.01          $  0.05          $  (0.20)
                                                          =======          =======          =======          ========

Note: Quarterly amounts may not add to annual amounts due to the effect of rounding on a quarterly basis.

23.      RESTATEMENT

         Management changed its estimates of the fair values of certain warrants and convertible debt issued by the Company during the fiscal years ended July 31, 2001 and 2000. As a result, the consolidated financial statements of the Company as of July 31, 2001 and 2000, and for the year ended July 31, 2000, have been restated where applicable to reflect the non-cash effects of the new estimates of the fair values of the warrants and convertible debt and of recognizing a beneficial conversion feature. There was no change to the consolidated statement of operations for the year ended July 31, 2001. The net effect on the consolidated statement of operations for the year ended July 31, 2000 increased the net loss available to common stockholders by a non-cash charge of $433. The changes for the year ended July 31, 2000 increased non-cash interest expense by approximately $761 and reduced non-cash extraordinary loss by $328. The change in the consolidated balance sheet as of July 31, 2000 was an increase to stockholders' equity of $433, resulting in no net change to total stockholders' equity as of July 31, 2000. The change to the consolidated balance sheet as of July 31, 2001 was a non-cash increase in common stock warrants by $2,240, resulting in an increase in discount on subordinated debt by $2,240.

         A summary of the effects of the restatement for the years ended July 31, 2001 and 2000 is as follows:

CONSOLIDATED BALANCE SHEETS                             2001                                   2000
---------------------------                 -----------------------------         ----------------------------
                                                AS                                    AS
                                            PREVIOUSLY                            PREVIOUSLY
                                             REPORTED         AS RESTATED          REPORTED         AS RESTATED
                                            ----------        -----------         ----------        ----------

Common stock............................     $      9         $      9           $      9           $      9
Preferred stock.........................            3                3
Capital in excess of par................       77,567           77,389             60,075             59,897
Common stock warrants...................        3,221            6,403              1,935              2,877
Accumulated deficit.....................      (24,789)         (25,553)           (20,067)           (20,831)
Accumulated other
   comprehensive loss...................       (1,102)          (1,102)
                                             ---------      -----------         ---------          ---------
Total stockholders' equity..............     $ 54,909         $ 57,149           $ 41,952           $ 41,952
                                             =========      ===========         =========          =========


CONSOLIDATED STATEMENT OF OPERATIONS                                  2000
-------------------------------------------------          -----------------------------
                                                               AS
                                                           PREVIOUSLY
                                                            REPORTED         AS RESTATED
                                                           ----------        -----------

(Loss) before income taxes and extraordinary loss            $  (54)           $  (815)
Income taxes                                                     32                 32
                                                             ------            -------
(Loss) before extraordinary loss                                (86)              (847)
Extraordinary loss, net                                        (486)              (158)
                                                             ------            -------
Net (loss)                                                   $ (572)           $(1,005)
                                                             ======            =======
Basic and diluted (loss) per common share                    $(0.07)           $ (0.12)
                                                             ======            =======

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


                                                      /s/ Ernst & Young LLP
                                                      -------------------------


Winston-Salem, North Carolina
March 14, 2001

                   R4 TECHNICAL CENTER - NORTH CAROLINA, LLC

                                 BALANCE SHEET

                               DECEMBER 31, 2000


ASSETS
Current assets:
   Cash and cash equivalents .................................            $  235,551
   Accounts receivable .......................................               171,575
   Accounts receivable from related parties ..................               568,517
   Inventories ...............................................               170,449
   Prepaid expenses and other current assets .................               186,300
                                                                          ----------
                Total current assets .........................             1,332,392

Property, plant and equipment, net ...........................             7,404,507
                                                                          ----------

                Total assets .................................            $8,736,899
                                                                          ==========


LIABILITIES AND MEMBERS' CAPITAL
Current liabilities:
   Accounts payable ..........................................            $  914,082
   Accrued expenses ..........................................               321,936
   Amounts due to Blue Rhino Corporation .....................             3,253,650
                                                                          ----------
                Total current liabilities ....................             4,489,668

Capital lease obligations, less current maturities ...........                26,275
                                                                          ----------
                     Total liabilities .......................             4,515,943

Members' capital .............................................             4,220,956
                                                                          ----------

                Total liabilities and members' capital .......            $8,736,899
                                                                          ==========


   The accompanying notes are an integral part of the financial statements.

                   R4 TECHNICAL CENTER - NORTH CAROLINA, LLC

                          STATEMENT OF OPERATIONS AND
                          CHANGES IN MEMBERS' CAPITAL

  For the Period from April 28, 2000 (date of inception) to December 31, 2000


Net revenues ...............................            $ 3,871,065

Costs and expenses:
   Cost of sales ...........................              5,453,824
   Selling, general and administrative .....                590,206
   Depreciation and amortization ...........                308,536
                                                        -----------
Operating loss .............................             (2,481,501)

Other income (expense):
   Start up expenses .......................               (172,299)
   Interest expense ........................               (125,244)
                                                        -----------

Net loss ...................................             (2,779,044)

Issuance of member units ...................              7,000,000
                                                        -----------

Members' capital at December 31, 2000 ......            $ 4,220,956
                                                        ===========


   The accompanying notes are an integral part of the financial statements.

                   R4 TECHNICAL CENTER - NORTH CAROLINA, LLC

                            STATEMENT OF CASH FLOWS

      Period from April 28, 2000 (date of inception) to December 31, 2000


CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss .......................................................            $(2,779,044)
Adjustments to reconcile net loss to net cash used in
   operating activities:
     Depreciation and amortization .............................                308,536
     Non-cash start up expenses ................................                172,299
     Changes in operating assets and liabilities:
       Accounts receivable .....................................               (740,092)
       Inventories .............................................               (163,693)
       Prepaid expenses and other current assets ...............               (181,903)
       Accounts payable ........................................                914,082
       Accrued expenses ........................................                314,680
                                                                            -----------
Net cash used in operating activities ..........................             (2,155,135)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment .....................             (1,224,281)
                                                                            -----------
Net cash used in investing activities ..........................             (1,224,281)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from Blue Rhino Corporation ...........................              3,253,650
Proceeds from the issuance of member units, net ................                363,177
Principal payments on capital lease obligation .................                 (1,860)
                                                                            -----------
Net cash provided by financing activities ......................              3,614,967
                                                                            -----------

Increase in cash and cash equivalents ..........................                235,551
Cash and cash equivalents at beginning of period ...............                     --
                                                                            -----------
Cash and cash equivalents at end of period .....................            $   235,551
                                                                            ===========


    The accompanying notes are an integral part of the financial statements

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

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Use of Estimates -- The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         Cash and cash equivalents -- The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The carrying value of cash and cash equivalents approximates fair value.

         Inventories --- Inventories are valued at the lower of cost or market on a first-in, first-out (FIFO) basis and consist primarily of propane, paint, sleeves and costs incurred to refill and refurbish cylinders.

         Revenue Recognition -- The Company generates revenue by refurbishing and refilling propane cylinders. Revenues are recognized when goods are shipped to customers.

         Property, plant and equipment -- Property, plant and equipment is stated at cost. Depreciation and amortization is provided for on the straight-line method over the estimated useful lives ranging from three to thirty years.

         In the event that facts and circumstances indicate that the cost of property, plant and equipment, or other long-lived assets may not be recoverable, the estimated future undiscounted cash flows is compared to the asset's carrying value and, if less, an impairment loss is recognized in an amount by which the carrying amount exceeds its fair value.

         Income Taxes -- The Company is considered a partnership for federal and state income tax reporting purposes. As a result, the Company's results of operations are included in the income tax returns of its members. Accordingly, the financial statements do not include a provision for income taxes.

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

         As of and for the period ended December 31, 2000, related party customers accounted for 77% of accounts receivables and 68% of revenues.

4.       INVENTORIES

         Inventories at December 31, 2000, consist of the following:

Raw materials ......            $114,352
Work in process ....               5,284
Finished goods .....              50,813
                                --------
                                $170,449
                                ========

5.       PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment at December 31, 2000, consist of the following:

Land and improvements ............................            $   922,838
Buildings ........................................              2,061,323
Machinery and equipment ..........................              4,460,281
Vehicles .........................................                 24,220
Furniture and fixtures ...........................                 95,031
Computer equipment and software ..................                149,350
                                                              -----------
                                                                7,713,043
Less accumulated depreciation and amortization ...               (308,536)
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

8.   RELATED PARTY TRANSACTIONS

         The Company had the following transactions with related parties for the period from April 28, 2000 (date of inception) to December 31, 2000:

                                                              BLUE RHINO               PLATINUM                 TOTAL
                                                              -----------             -----------             -----------

Amounts due to affiliates at beginning of
period ...........................................            $        --             $        --             $        --

Transactions during the period:
Sales ............................................                     --              (2,638,349)             (2,638,349)
Insurance ........................................                 57,733                      --                  57,733
Interest expense .................................                 99,991                      --                  99,991
Cylinder lease expense ...........................                 91,504                      --                  91,504
Valve requalification service revenue ............               (138,465)                     --                (138,465)
Rental income ....................................                     --                 (52,177)                (52,177)
Rent expense .....................................                     --                  37,542                  37,542
Inventory purchases ..............................                362,233                      --                 362,233
Administrative services ..........................                254,516                      --                 254,516
Payments, nets ...................................              2,526,138               2,084,467               4,610,605
                                                              -----------             -----------             -----------
Amounts due to (from) affiliates at end of
period ...........................................            $ 3,253,650             $  (568,517)            $ 2,685,133
                                                              ===========             ===========             ===========

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      The following documents are filed as part of this report:

         (1) Consolidated Financial Statements of Blue Rhino Corporation are included in Part II, Item 8:

                  Report of Independent Accountants
                  Consolidated Balance Sheets
                  Consolidated Statements of Operations
                  Consolidated Statements of Stockholders' Equity
                  Consolidated Statements of Cash Flows
                  Notes to Consolidated Financial Statements

                  Consolidated Financial Statements of R4 Technical Center - North Carolina, LLC are included in Part II, Item 8:

                  Report of Independent Accountants
                  Consolidated Balance Sheet
                  Consolidated Statement of Operations
                  Consolidated Statement of Cash Flows
                  Notes to Consolidated Financial Statements

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


                                    BLUE RHINO CORPORATION


                                    By:   /s/ BILLY D. PRIM
                                       ----------------------------------------
                                                 Billy D. Prim
                                       Chairman of the Board, President and
                                              Chief Executive Officer

Date: April 3, 2002

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.


         SIGNATURE                             TITLE                   DATE
         ---------                             -----                   ----

    /s/ BILLY D. PRIM               Chairman of the Board,        April 3, 2002
-------------------------------     President
       Billy D. Prim                and Chief Executive
                                    Officer (Principal
                                    Executive Officer)

   /s/ MARK CASTANEDA               Secretary, Chief Financial    April 3, 2002
-------------------------------     Officer
       Mark Castaneda               and Director (Principal
                                    Financial and
                                    Accounting
                                    Officer)

/s/ ANDREW J. FILIPOWSKI            Vice Chairman of the Board    April 3, 2002
-------------------------------
    Andrew J. Filipowski

  /s/ STEVEN D. DEVICK              Director                      April 3, 2002
-------------------------------
      Steven D. Devick

 /s/ JOHN H. MUEHLSTEIN             Director                      April 3, 2002
-------------------------------
     John H. Muehlstein

 /s/ RICHARD A. BRENNER             Director                      April 3, 2002
-------------------------------
     Richard A. Brenner

   /s/ ROBERT J. LUNN               Director                      April 3, 2002
-------------------------------
       Robert J. Lunn

  /s/ DAVID L. WARNOCK              Director                      April 3, 2002
-------------------------------
      David L. Warnock

                                                                    SCHEDULE II


                             BLUE RHINO CORPORATION
                       VALUATION AND QUALIFYING ACCOUNTS
                FISCAL YEARS ENDED JULY 31, 2001, 2000 AND 1999
                                 (IN THOUSANDS)

           COLUMN A                       COLUMN B        COLUMN C      COLUMN D           COLUMN E
--------------------------------         ----------      ---------     ----------           -------
                                         BALANCE AT      CHARGED TO                         BALANCE
                                         BEGINNING       COSTS AND                           END OF
DESCRIPTION                              OF PERIOD        EXPENSES     DEDUCTIONS            PERIOD
--------------------------------         ----------      ---------     ----------           -------
Year ended July 31, 1999
  Allowance for doubtful
accounts .......................            $134            $296           $ --               $430
Year ended July 31, 2000
  Allowance for doubtful .......             430             430            116(1)             744
accounts
Year ended July 31, 2001
  Allowance for doubtful .......             744             837            733                848
accounts

---------

(1) Includes an allowance for doubtful accounts in the amount of $69 acquired in Uniflame acquisition.

                                    EXHIBITS

   EXHIBIT
   NUMBER                          DESCRIPTION OF EXHIBIT
 ---------                         ----------------------
    2.1       --           Agreement and Plan of Reorganization dated October
                           25, 2000 by and among the Company, QuickShip
                           Acquisition Corp., QuickShip, Inc., Thomas E.
                           Brandtonies, Gold Banc Corporation, Inc.,
                           incorporated by reference to Exhibit 2.1 to the
                           Company's Annual Report on Form 10-K for the year
                           ended July 31, 2000.

    3.1(a)    --           Second Amended and Restated Certificate of
                           Incorporation of the Company, as amended,
                           incorporated by reference to Exhibit 3.1 to the
                           Company's Annual Report on Form 10-K for the year
                           ended July 31, 2000.

    3.1(b)    --           Certificate of Designation, Rights and Preferences
                           of Series A Convertible Preferred Stock Dated
                           September 7, 2000, incorporated by reference to
                           Exhibit 4.10 to the Company's Registration Statement
                           on Form S-3 dated September 25, 2000.

   3.1(c)     --           Certificate of Designation, Number of Authorized
                           Shares of Series A Convertible Preferred Stock dated
                           October 25, 2000, incorporated by reference to
                           Exhibit 4.10 to the Company's Annual Report on Form
                           10-K for the year ended July 31, 2000.

    3.2       --           Amended and Restated Bylaws of the Company,
                           incorporated by reference to Exhibit 3.2 to the
                           Company's Registration Statement on Form S-1 dated
                           March 10, 1998.

    4.1(a)    --           Form of Certificate of Common Stock of the Company,
                           incorporated by reference to Exhibit 4.1 to
                           Amendment No. 2 to the Company's Registration
                           Statement on Form S-1 dated May 13, 1998.

    4.1(b)    --           Form of Certificate of Series A Convertible
                           Preferred Stock of the Company, incorporated by
                           reference to Exhibit 4.1(b) to the Company's Annual
                           Report on Form 10-K for the year ended July 31,
                           2000.

    4.2       --           Registration Rights Agreement among the Company and
                           the purchasers of Common Stock and Warrants dated
                           September 7, 1999, incorporated by reference to
                           Exhibit 4.1 to the Company's Current Report on Form
                           8-K dated September 23, 1999.

    4.3       --           Registration Rights Agreement among the Company and
                           the Buyers of its Convertible Notes dated September
                           22, 1999, incorporated by reference to Exhibit 4.2
                           to the Company's Current Report on Form 8-K dated
                           September 23, 1999.

    4.4(a)    --           Amended and Restated Registration Rights Agreement,
                           dated as of March 1, 1997, among the Company,
                           Forsythe Technology/Lunn Partners Venture Leasing,
                           L.P., Platinum Propane Holding, L.L.C., the
                           Purchasers of Units pursuant to the Unit Purchase
                           Agreement dated October 11, 1995 and the Purchasers
                           of the Company's Series A Convertible Participating
                           Preferred Stock, incorporated by reference to
                           Exhibit 10.15 to the Company's Registration
                           Statement on Form S-1 dated March 10, 1998.

    4.4(b)    --           First Amendment to Amended and Restated Registration
                           Rights Agreement among the Company and certain
                           holders of its common stock dated September 7, 1999,
                           incorporated by reference to Exhibit 4.3 to the
                           Company's Current Report on Form 8-K dated September
                           23, 1999.

    4.5       --           Form of Warrant to Purchase Common Stock of the
                           Company issued to purchasers of the Company's Common
                           Stock in its private offering dated September 7,
                           1999, incorporated by reference to Exhibit 4.4 to
                           the Company's Current Report on Form 8-K dated
                           September 23, 1999.

    4.6       --           Form of Warrant to Purchase Common Stock of the
                           Company issued to purchasers of the Company's
                           Convertible Notes on September 20, 1999,
                           incorporated by reference to Exhibit 4.5 to the
                           Company's Current Report on Form 8-K dated September
                           23, 1999.

    4.7       --           Form of Warrant issued to Michael A. Waters dated
                           September 17, 1999, incorporated by reference to
                           Exhibit 4.6 to the Company's Current Report on Form
                           8-K dated September 23, 1999.

    4.8       --           Registration Rights Agreement among the Company and
                           the stockholders and certain employees of Uniflame,
                           Inc. dated March 31, 2000, incorporated by reference
                           to Exhibit 4.1 to the Company's Current Report on
                           Form 8-K dated April 18, 2000.

   4.9        --           Amended and Restated Registration Rights Agreement
                           dated October 25, 2000 among the Company, the
                           investors listed therein and the former stockholders
                           of QuickShip, Inc., incorporated by reference to
                           Exhibit 4.12 to the Company's Annual Report on Form
                           10-K for the year ended July 31, 2000.

   4.10       --           Form of Warrant issued to Thomas E. Brandtonies
                           dated October 26, 2000, incorporated by reference to
                           Exhibit 4.1 to the Company's Current Report on Form
                           8-K dated November 13, 2000.

   4.11       --           Senior Subordinated Debenture dated June 15, 2001 in
                           the amount of $15,000,000 from the Company payable
                           to Allied Capital Corporation.*

   4.12       --           Warrant issued to Allied Capital Corporation dated
                           June 15, 2001.*

   4.13       --           Investor Rights Agreement dated June 15, 2001 among
                           the Company, Allied Capital Corporation and certain
                           stockholders of the Company.*

    9.1       --           Amended and Restated Stockholders Agreement dated
                           October 25, 2000 among the Company and the holders
                           of Series A Preferred Stock listed therein,
                           incorporated by reference to Exhibit 9.1 to the
                           Company's Annual Report on Form 10-K for the year
                           ended July 31, 2000.

   10.1(a)    --           Second Amended and Restated Loan Agreement between
                           Bank of America, N.A. and the Company dated as of
                           June 30, 2000, incorporated by reference to Exhibit
                           10.1(a) to the Company's Annual Report on Form 10-K
                           for the year ended July 31, 2000.

   10.1(b)    --           Security Agreement, dated as of December 31, 1998
                           between the Company and NationsBank, N.A.,
                           incorporated by reference to Exhibit 10.1(b) to
                           Amendment No. 1 to the Company's Registration
                           Statement on Form S-1 dated January 15, 1998.

   10.1(c)    --           Amendment to Security Agreement between Bank of
                           America, N.A. and the Company dated as of December
                           9, 1999, incorporated by reference to Exhibit 10.2
                           to the Company's Quarterly Report on Form 10-Q for
                           the Quarter Ended October 31, 1999.

   10.1(d)    --           Promissory Note in the amount of $7 million dated as
                           of June 30, 2000 made by the Company payable to Bank
                           of America, N.A., incorporated by reference to
                           Exhibit 10.1(d) to the Company's Annual Report on
                           Form 10-K for the year ended July 31, 2000.

   10.1(e)    --           Promissory Note in the amount of $10 million dated
                           as of June 30, 2000 made by the Company payable to
                           Bank of America, N.A., incorporated by reference to
                           Exhibit 10.1(e) of the Company's Annual Report on
                           Form 10-K for the year ended July 31, 2000.

   10.1(f)    --           Promissory Note in the amount of $38 million dated
                           as of June 30, 2000 made by the Company payable to
                           Bank of America, N.A., incorporated by reference to
                           Exhibit 10.1(f) of the Company's Annual Report on
                           Form 10-K for the year ended July 31, 2000.

   10.1(g)    --           Pledge Agreement by the Company to Bank of America,
                           N.A. dated as of June 30, 2000, incorporated by
                           reference to Exhibit 10.1(g) of the Company's Annual
                           report on Form 10-K for the year ended July 31,
                           2000.

   10.1(h)    --           Continuing and Unconditional Guaranty Agreement
                           between CPD Associates, Inc. and Bank of America,
                           N.A. dated December 9, 1999, incorporated by
                           reference to Exhibit 10.4 to the Company's Quarterly
                           Report on Form 10-Q for the Quarter Ended October
                           31, 1999.

   10.1(i)    --           Continuing and Unconditional Guaranty Agreement
                           between Rhino Services, L.L.C. and Bank of America,
                           N.A., dated December 9, 1999, incorporated by
                           reference to Exhibit 10.5 to the Company's Quarterly
                           Report on Form 10-Q for the Quarter Ended October
                           31, 1999.

   10.1(j)    --           Continuing and Unconditional Guaranty Agreement
                           between USA Leasing, L.L.C. and Bank of America,
                           N.A. dated December 9, 1999, incorporated by
                           reference to Exhibit 10.6 to the Company's Quarterly
                           Report on Form 10-Q for the Quarter Ended October
                           31, 1999.

   10.1(k)    --           Continuing and Unconditional Guaranty Agreement
                           between QuickShip, Inc. and Bank of America, N.A.
                           dated October 26, 2000, incorporated by reference to
                           Exhibit 10.1(k) to the Company's Annual Report on
                           Form 10-K for the year ended July 31, 2000.

   10.2(a)    --           Form of Distribution Agreement of the Company and
                           Its Distributors, incorporated by reference to
                           Exhibit 10.7(a) to the Company's Registration
                           Statement on Form S-1 dated March 10, 1998.

   10.2(b)    --           Form of Sublease of Personal Property between the
                           Company and Its Distributors, incorporated by
                           reference to Exhibit 10.7(b) to the Company's
                           Registration Statement on Form S-1 dated March 10,
                           1998.

   10.3(a)    --           Form of Security Agreement to Secure the Sale of
                           Cylinders between the Company and Its Distributors,
                           incorporated by reference to Exhibit 10.8(a) to
                           Amendment No. 1 to the Company's Registration
                           Statement on Form S-1 dated April 22, 1998.

   10.3(b)    --           Form of Promissory Note Evidencing the Sale of
                           Cylinders between the Company and Its Distributors,
                           incorporated by reference to Exhibit 10.8(b) to
                           Amendment No. 1 to the Company's Registration
                           Statement on Form S-1 dated April 22, 1998.

   10.4       --           Amended and Restated Stock Option Plan for
                           Non-Employee Directors, as amended and restated May
                           17, 2001.*

   10.5       --           Distributor Stock Option Plan of the Company,
                           incorporated by reference to Exhibit 10.13 to
                           Amendment No. 1 to the Company's Registration
                           Statement on Form S-1 dated April 22, 1998.

   10.6       --           1994 Stock Incentive Plan of the Company,
                           incorporated by Reference to Exhibit 10.14 to the
                           Company's Registration Statement on Form S-1 dated
                           March 10, 1998.

   10.7       --           1998 Stock Incentive Plan of the Company, as amended
                           December 19, 2000.*

   10.8       --           Lease Agreement dated December 4, 1998 between the
                           Company and Rhino Real Estate, L.L.C. incorporated
                           by Reference to Exhibit 10.14 to the Company's
                           Registration Statement on Form S-1 dated January 5,
                           1999.

   10.9       --           Master Equipment Lease Agreement dated August 11,
                           1996 between the Company and Leasing Innovations,
                           Incorporated, incorporated by Reference to Exhibit
                           10.15(b) to Amendment No. 1 to the Company's
                           Registration Statement as Form S-1 dated January 15,
                           1999.

  10.10       --           Services Agreement dated June 1, 1997 between the
                           Company and Information Management Systems Services,
                           incorporated by reference to Exhibit 10.16 to the
                           Company's Annual Report on Form 10-K dated October
                           29, 1998.

  10.11       --           Securities Purchase Agreement among the Company HFTP
                           Investment, L.L.C. and Leonardo, L.P., dated
                           September 22, 1999, incorporated by reference to
                           Exhibit 10.1 to the Company's Current Report on Form
                           8-K dated September 23, 1999.

  10.12       --           Form of Convertible Note issued to purchasers of the
                           Company's Convertible Notes on September 22, 1999,
                           incorporated by reference to Exhibit 10.2 to the
                           Company's Current Report on Form 8-K dated September
                           23, 1999.

  10.13       --           Asset Purchase Agreement among the Company, Bison
                           Valve, L.L.C. and Michael A. Waters dated September
                           17, 2000, incorporated by reference to Exhibit 10.3
                           to the Company's Current Report on Form 8-K dated
                           September 23, 2000.

  10.14       --           Employment Agreement between the Company and Billy
                           D. Prim dated May 31, 1999 effective as of January
                           1, 1999, incorporated by reference to Exhibit 10.20
                           to the Company's Annual Report on Form 10-K for the
                           year ended July 31, 1999.

  10.15       --           Asset Purchase Agreement between the Company and
                           Georgia Gas Distributions, Inc. dated December 9,
                           2000, incorporated by reference to Exhibit 10.7 to
                           the Company's Quarterly Report on Form 10-Q for the
                           Quarter Ended October 31, 2000.

  10.16       --           Asset Purchase Agreement by and among the Company,
                           Uniflame, Mac R. McQuilkin and James E. Harris dated
                           as of March 31, 2000, incorporated by reference to
                           Exhibit 10.1 to the Company's Current Report on Form
                           8-K dated April 18, 2000.

  10.17       --           Employment Agreement by and between the Company and
                           Michael Fasel dated April 1, 2000, incorporated by
                           reference to Exhibit 10.2 to the Company's Current
                           Report on Form 8-K dated April 18, 2000.

  10.18       --           Employment Agreement by and between the Company and
                           Martin Bossler dated April 1, 2000, incorporated by
                           reference to Exhibit 10.3 to the Company's Current
                           Report on Form 8-K dated April 18, 2000.

  10.19       --           Asset Purchase Agreement by and among the Company,
                           International Propane Products, LLC and Michael A.
                           Waters dated as of March 31, 2000, incorporated by
                           reference to Exhibit 10.4 to the Company's Current
                           Report on Form 8-K dated April 18, 2000.

  10.20       --           Indemnification Agreement by and among the Company,
                           International Propane Products, LLC and Michael A.
                           Waters dated as of March 31, 2000, incorporated by
                           reference to Exhibit 10.5 to the Company's Current
                           Report on Form 8-K dated April 18, 2000.

  10.21       --           License Agreement by and among the Company,
                           International Propane Products, LLC and Michael A.
                           Waters dated as of March 31, 2000, incorporated by
                           reference to Exhibit 10.6 to the Company's Current
                           Report on Form 8-K dated April 18, 2000.

  10.22       --           Agreement to Amend the Convertible Notes by and
                           among the Company, HFTP Investment L.L.C. and
                           Leonardo, L.P. dated of April 3, 2000, incorporated
                           by reference to Exhibit 10.8 to the Company's
                           Current Report on Form 8-K dated April 18, 2000.

  10.23       --           Form of Amendment No. 1 to Convertible Notes, dated
                           as of March 31, issued to purchasers of the
                           Company's Convertible Notes, dated September 23,
                           2000, incorporated by reference to Exhibit 10.9 to
                           the Company's Current Report on Form 8-K dated April
                           18, 2000.

  10.24       --           Limited Liability Company Agreement of R4 Technical
                           Center -- North Carolina, LLC dated April 28, 2000,
                           incorporated by reference to Exhibit 10.24 to the
                           Company's Annual Report on Form 10-K for the year
                           ended July 31, 2000.

  10.25       --           Real Estate Lease between Uniflame, Inc. and H & M
                           Enterprises, L.L.C. dated March 1, 1995, as amended
                           February 8, 2000, incorporated by reference to
                           Exhibit 10.25 to the Company's Annual Report on Form
                           10-K for the year ended July 31, 2000.

 10.26        --           Investment Agreement dated June 15, 2001 among the
                           Company, USA Leasing, LLC, Rhino Services, LLC, CPD
                           Associates, Inc., QuickShip, Inc., Uniflame
                           Corporation and Allied Capital Corporation.*

 10.27        --           Third Modification Agreement dated June 15, 2001 by
                           and among the Company, USA Leasing, LLC, Rhino
                           Services, LLC, CPD Associates, Inc., QuickShip,
                           Inc., Uniflame Corporation and Bank of America,
                           N.A.*

   21.1       --           Subsidiaries of the Company.*

   23.1       --           Consent of Ernst & Young LLP.

   23.2       --           Consent of Ernst & Young LLP.

---------

* previously filed