Form 10-Q/A
period 2001-10-31
BLUE RHINO CORP
filed 2002-04-05
CIK 1034379

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

         Yes [X]                            No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                         Outstanding at November 30, 2001
---------------------------------------        -------------------------------
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


SIGNATURES

                                     PART I

                              FINANCIAL INFORMATION

Item 1: Condensed Consolidated Financial Statements

                             BLUE RHINO CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    As of October 31, 2001 and July 31, 2001
                                 (In Thousands)




                                                                           Restated          Restated
                                                                          -----------        ---------
                                                                          October 31,         July 31,
                                                                             2001               2001
                                                                          -----------        ---------
                                                                           unaudited
                                          ASSETS
Current assets:
         Cash and cash equivalents ................................        $   1,542         $   1,044
         Accounts receivable, net .................................           13,624            19,619
         Inventories ..............................................            6,636             7,960
         Prepaid expenses and other current  assets ...............            4,655             9,402
                                                                           ---------         ---------
                 Total current assets .............................           26,457            38,025

Cylinders leased under operating lease agreements, net ............           31,930            31,466
Property, plant, and equipment, net ...............................           30,660            23,636
Intangibles, net ..................................................           32,271            32,282
Investment in joint venture .......................................              122               455
Other assets ......................................................            1,271             1,480
                                                                           ---------         ---------
                      Total assets ................................        $ 122,711         $ 127,344
                                                                           =========         =========

                             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ................................................        $   7,605         $  13,314
  Current portion of long-term debt and capital
    lease obligations .............................................            2,923             2,333
  Accrued liabilities .............................................            3,370             3,617
                                                                           ---------         ---------
                 Total current liabilities ........................           13,898            19,264
Long-term debt and capital lease obligations, less current
 maturities .......................................................           52,271            50,931
                                                                           ---------         ---------
                 Total liabilities ................................           66,169            70,195

Stockholders' equity:
    Common stock, $0.001 par value; 100,000,000 shares
     authorized, 9,299,654 and 9,279,152 shares issued and
     outstanding at October 31, 2001 and July 31, 2001,
     respectively .................................................                9                 9

    Preferred stock, $0.001 par value; 20,000,000 shares authorized,
     2,850,000 shares issued and outstanding at October 31, 2001 and July 31, 2001; liquidation value $18,335
     at October 31, 2001 ..........................................                3                 3

   Capital in excess of par .......................................           77,892            77,389
   Common stock warrants ..........................................            6,403             6,403
   Accumulated deficit ...........................................           (25,446)          (25,553)
   Accumulated other comprehensive loss ..........................            (2,319)           (1,102)
                                                                           ---------         ---------
                 Total stockholders' equity ........... ...........           56,542            57,149
                                                                           ---------         ---------
                     Total liabilities and stockholders' equity ...        $ 122,711         $ 127,344
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

                             BLUE RHINO CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Three Months Ended October 31, 2001 and 2000
                      (In Thousands, Except Per Share Data)




                                                                    Three Months Ended
                                                                        October 31,
                                                                ---------------------------
                                                                Restated
                                                                  2001              2000
                                                                --------           --------
                                                                       (Unaudited)

Net revenues .........................................          $ 36,839           $ 33,821

Operating costs and expenses:
   Cost of sales .....................................            26,803             25,757
   Selling, general, and administrative ..............             5,809              4,810
   Depreciation and amortization .....................             1,836              1,637
                                                                --------           --------
     Total operating costs and expenses ..............            34,448             32,204
                                                                --------           --------
     Income from operations ..........................             2,391              1,617

Interest and other expenses (income):
   Interest expense ..................................             1,653              1,209
   Loss on investee ..................................               338                570
   Other, net ........................................              (186)                20
                                                                --------           --------
     Income (loss) before income taxes ...............               586               (182)

Income taxes .........................................                13                  2
                                                                --------           --------
     Net income (loss) ...............................          $    573           $   (184)

Preferred dividends ..................................               466                128
                                                                --------           --------
     Income (loss) available to common stockholders ..          $    107           $   (312)
                                                                ========           ========
Basic and diluted earnings (loss) per common share ...          $   0.01           $  (0.03)
                                                                ========           ========

Shares used in per share calculations:


   Basic .............................................            12,137             10,293
                                                                ========           ========
   Diluted ...........................................            12,556             10,293
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

                             BLUE RHINO CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Three Months Ended October 31, 2001 and 2000
                                 (In Thousands)


                                                                                             Three Months Ended
                                                                                                 October 31,
                                                                                         ---------------------------
                                                                                         Restated
                                                                                           2001              2000
                                                                                         --------           --------
                                                                                                 (unaudited)
Cash flows from operating activities:
       Net income (loss) ......................................................          $    573           $   (184)
       Adjustments to reconcile net income (loss) to net cash provided by
          (used in) operating activities:
                Depreciation and amortization .................................             1,836              1,637
                Loss on investee ..............................................               338                570
                Other non-cash expenses .......................................               261                 70

                Changes in operating assets and liabilities, net of
                  business acquisitions:
                       Accounts receivable ....................................             5,945              2,605
                       Inventories ............................................               844                191
                       Other current assets ...................................              (201)            (1,300)
                       Accounts payable and accrued liabilities ...............            (6,815)            (8,420)
                                                                                         --------           --------

                           Net cash provided by (used in) operating  activities             2,781             (4,831)
                                                                                         --------           --------
Cash flows from investing activities:
       Business acquisitions ..................................................              (197)            (1,151)
       Purchases of property, plant, and equipment ............................              (810)            (1,505)
       Net advances to and investment in joint venture ........................              (775)            (1,011)
       Purchases of cylinders held under operating leases, net ................              (293)            (1,095)
       Collections on notes receivable ........................................                19                237
                                                                                         --------           --------

                           Net cash used in investing activities ..............            (2,056)            (4,525)
                                                                                         --------           --------
Cash flows from financing activities:
       Proceeds from issuance of equity, net of expenses ......................                36              9,644
       Proceeds from notes payable to bank ....................................            24,320             15,626
       Payments on notes payable to bank ......................................           (23,620)           (14,807)
       Payments on long-term debt and capital lease obligations ...............              (963)              (425)
                                                                                         --------           --------

                           Net cash (used in) provided by financing activities               (227)            10,038
                                                                                         --------           --------

Net increase in cash and cash equivalents .....................................               498                682
Cash and cash equivalents at beginning of period ..............................             1,044              1,079
                                                                                         --------           --------
Cash and cash equivalents at end of period ....................................          $  1,542           $  1,761
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

         The following is a rollforward of the components of OCI for the three months ended October 31, 2001 and 2000:


                                                                        Three Months
                                                                       Ended October 31,
                                                                       -----------------
                                                                        2001      2000
                                                                       ------    ------
Beginning balance deferred in OCI...............................       $1,102    $  131
Net change associated with current period hedge transactions....        1,659       115
Net amount reclassified into earnings during the year...........         (442)      (19)
                                                                       ------    ------
Ending balance deferred in OCI..................................       $2,319    $  227
                                                                       ======    ======


         Total comprehensive loss for the three months ended October 31, 2001 and 2000 was ($644) and ($281) respectively.


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

         Summary financial information for R4 Tech for the three-month periods ended October 31, 2001 and October 31, 2000 is as follows:

                                                     Three Months Ended
                                                         October 31,
                                                     -------------------
                                                       2001       2000
                                                     -------    --------
     Net revenues...............................     $ 2,992    $  1,611

     Gross profit/(loss)........................         144        (855)

     Net loss...................................        (681)     (1,164)

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

                                                            Three Months Ended
                                                                 October 31,
                                                         --------------------------
                                                         Restated
                                                           2001              2000
                                                         --------          --------
                                                                (unaudited)
Net income (loss) .............................          $    573          $   (184)
Less: Preferred stock dividends ...............               466               128
                                                         --------          --------
Income (loss) applicable to common stockholders          $    107          $   (312)
                                                         ========          ========
Income (loss) applicable to common stockholders          $    107          $   (312)
Weighted average number of common shares
  outstanding (in thousands) ..................            12,137            10,293
                                                         --------          --------
Basic earnings (loss) per common share ........          $   0.01          $  (0.03)
                                                         ========          ========

Income (loss) applicable to common stockholders          $    107          $   (312)
Weighted average number of common shares
  outstanding (in  thousands) .................            12,137            10,293
Effect of potentially dilutive securities:
    Common stock options ......................               419                --
    Common stock warrants .....................                --                --
                                                         --------          --------
Weighted average number of common shares
outstanding assuming dilution .................            12,556            10,293
                                                         --------          --------
 Diluted earnings (loss) per common share .....          $   0.01          $  (0.03)
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


         The Company evaluates performance and allocates resources based on several factors, of which the primary financial measure is business segment operating income, defined as earnings before interest, taxes, depreciation and amortization before other non-operating expenses ("EBITDA"). EBITDA as presented may not be comparable to similarly titled measures used by other entities. EBITDA should not be considered in isolation from, or as a substitute for, net income or cash flows from operating activities prepared in accordance with generally accepted accounting principles as an indicator of operating performance or as a measure of liquidity.


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

                                          Three Months Ended
                                               October 31,
                                     -----------------------------
                                     Restated
                                        2001              2000
                                     ---------           ---------
Net revenues:
  Cylinder exchange .......          $  21,424           $  16,961
  Products and other ......             15,415              16,860
                                     ---------           ---------
                                     $  36,839           $  33,821
                                     =========           =========
Segment EBITDA:
  Cylinder exchange .......          $   2,926           $     662
  Products and other ......              1,301               2,592
                                     ---------           ---------
                                     $   4,227           $   3,254

Depreciation & amortization              1,836               1,637
Interest expense ..........              1,653               1,209
Loss on investee ..........                338                 570
Other, net ................               (186)                 20
Income taxes ..............                 13                   2
                                     ---------           ---------
Net income (loss) .........          $     573           $    (184)
                                     =========           =========

                                          As of October 31,
                                     -----------------------------
                                       2001                 2000
                                     ---------           ---------
Total assets:
  Cylinder exchange .......          $  88,483           $  80,636
  Products and other ......             34,228              37,909
                                     ---------           ---------
                                     $ 122,711           $ 118,545
                                     =========           =========

7. RESTATEMENT

         As discussed in Note 23 to the consolidated financial statements of the Company's 10-K/A for the year ended July 31, 2001, certain warrants issued during the fiscal years ended July 31, 2001 and 2000 were revalued and a beneficial conversion feature for debt issued and retired during the fiscal year ended July 31, 2000 was recognized. As a result, the consolidated financial statements of the Company as of October 31, 2001 have been restated.

         The changes for the three months ended October 31, 2001 increased non-cash interest expense by $112 and reduced the discount on subordinated debt by $112. A summary of the effects of the restatement on the Company's consolidated financial statements at October 31, 2001 is as follows:

      Consolidated Balance Sheet            As Previously
         At October 31, 2001                   Reported         As Restated
      ---------------------------           -------------       -----------
Common stock .......................          $      9           $      9
Preferred stock ....................                 3                  3
Capital in excess of par ...........            78,070             77,892

Common stock warrants ..............             3,221              6,403
Accumulated deficit ................           (24,570)           (25,446)
Accumulated other
   comprehensive loss ..............            (2,319)            (2,319)
                                              --------           --------
Total stockholders' equity .........          $ 54,414           $ 56,542
                                              ========           ========
Long-term debt and capital lease
obligations, less current maturities          $ 54,399           $ 52,271

Consolidated Statement of Operations               Three Months Ended
                                                     October 31, 2001
                                               ---------------------------
                                               As Previously
                                                  Reported     as Restated
                                               -------------   -----------
Income before income taxes ................         $ 698         $ 586
Income taxes ..............................            13            13
                                                    -----         -----
Net income ................................           685           573
Preferred dividends .......................           466           466
                                                    -----         -----
Income available to common shareholders ...         $ 219         $ 107
                                                    =====         =====
Basic and diluted income per common share..         $0.02         $0.01
                                                    =====         =====

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

         We partner with retailers and independent distributors to provide consumers with a nationally branded alternative to traditional grill cylinder refill. We dedicate our efforts and capital to brand development, value-added marketing, customer service, cylinders, displays, account growth, distributor network development and management information systems. Our 43 independent distributors invest in the vehicles and other operational infrastrucure necessary to operate cylinder exchange businesses. We believe that our distributor network affords us the opportunity to service approximately 90% of the cylinder exchange markets in the United States.

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


         INTEREST EXPENSE. Interest expense increased to $1.6 million in the first quarter of fiscal 2002 from $1.2 million in the first quarter of fiscal 2001. The increase in interest expense is primarily due to $15 million of subordinated debt that we obtained on June 15, 2001.


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


         PREFERRED DIVIDENDS. Preferred dividends accrued on outstanding Series A Preferred Stock increased to $466,000 for the three months ended October 31,2001 from $128,000 for the three months ended October 31, 2000. The Series A Preferred Stock accrues a cumulative dividend based on an annual rate of 5% through September 7, 2003; 12% from September 8, 2003 through September 7, 2004; and 15% thereafter. The annual dividend rate increased to 15% beginning September 7, 2001 because a registration statement covering the shares of common stock into which the Series A Preferred Stock is convertible was not yet effective.


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

                          PART II -- OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

         (a) Exhibit:

         10.1 -- Agreement dated September 30, 2001 by and between Blue Rhino Corporation and R4 Technical Center - North Carolina, LLC.*

         10.2 -- Bill of Sale dated October 30, 2001, by R4 Technical Center - North Carolina, LLC and Blue Rhino Corporation.*

         10.3 -- Master Lease Agreement dated September 30, 2001 between Blue Rhino Corporation, Landlord, and R4 Technical Center -North Carolina, LLC, Tenant, for premises located at 1309 Buck Shoals Road, Yadkin County, North Carolina.*

         10.4 -- First Amendment to Limited Liability Company Agreement of R4 Technical Center - North Carolina, LLC, dated September 30, 2001, by and among Blue Rhino Corporation, Manchester Tank & Equipment Co., and Platinum Propane, L.L.C.*

         10.5 -- Blue Rhino Corporation Amended and Restated Stock Option Plan for Non-Employee Directors.*

         10.6 -- Blue Rhino Corporation 1998 Stock Incentive Plan, as amended August 30, 2001.*

         --------------------------
         * previously filed


         (b) Reports on Form 8-K:

         The Company did not file any reports on Form 8-K during the three months ended October 31, 2001.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                       Blue Rhino Corporation




Date: April 5, 2002                    By: /s/ Billy D. Prim
                                           -------------------------------------
                                           Chairman, President and Chief
                                           Executive Officer



Date: April 5, 2002                    By: /s/ Mark Castaneda
                                           -------------------------------------
                                           Chief Financial Officer