Form 10-Q/A
period 2002-01-31
BLUE RHINO CORP
filed 2002-04-05
CIK 1034379

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


         Yes [X]                            No [  ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                         Outstanding at February 28, 2002
---------------------------------------        --------------------------------
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

                             FINANCIAL INFORMATION


ITEM 1:  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                             BLUE RHINO CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    AS OF JANUARY 31, 2002 AND JULY 31, 2001
                                 (IN THOUSANDS)


                                                                                                 RESTATED               RESTATED
                                                                                                JANUARY 31,             JULY 31,
                                                                                                   2002                   2001
                                                                                                -----------             ---------
                                                                                                (unaudited)
                                       ASSETS
Current assets:
         Cash and cash equivalents .........................................................     $   1,431              $   1,044
         Accounts receivable, net ..........................................................        12,694                 19,619
         Inventories .......................................................................         6,057                  7,960
         Prepaid expenses and other current assets .........................................         2,630                  9,402
                                                                                                 ---------              ---------
                  Total current assets .....................................................        22,812                 38,025

Cylinders leased under operating lease agreements, net .....................................        32,311                 31,466
Property, plant, and equipment, net ........................................................        30,043                 23,636
Intangibles, net ...........................................................................        32,165                 32,282
Other Assets ...............................................................................         2,871                  1,935
                                                                                                 ---------              ---------
                  Total assets .............................................................     $ 120,202              $ 127,344
                                                                                                 =========              =========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
         Accounts payable ..................................................................     $   8,184              $  13,314
         Current portion of long-term debt and capital lease obligations ...................         3,750                  2,333
         Accrued liabilities ...............................................................         2,998                  3,617
                                                                                                 ---------              ---------
                  Current liabilities exclusive of credit facility .........................        14,932                 19,264
         Credit facility ...................................................................        36,364                     --
                                                                                                 ---------              ---------
                  Total current liabilities ................................................        51,296                 19,264
Long-term debt and capital lease obligations, less current maturities ......................        13,085                 50,931
                                                                                                 ---------              ---------
                  Total liabilities ........................................................        64,381                 70,195

Stockholders' equity:
                  Common stock, $0.001 par value; 100,000,000 shares authorized,
                      9,383,581 and 9,221,703 shares issued and outstanding at January 31,
                      2002 and July 31, 2001, respectively .................................             9                      9
                  Preferred stock, $0.001 par value; 20,000,000 shares authorized, 2,850,000 shares issued and outstanding at January 31, 2002 and July 31, 2001;
                      liquidation value $18,976 at January 31, 2002 ........................             3                      3
                   Capital in excess of par ................................................        78,710                 77,389
                   Common stock warrants ...................................................         6,403                  6,403
                   Accumulated deficit .....................................................       (26,178)               (25,553)
                   Accumulated other comprehensive loss ....................................        (3,126)                (1,102)
                                                                                                 ---------              ---------
                  Total stockholders' equity ...............................................        55,821                 57,149
                                                                                                 ---------              ---------
                  Total liabilities and stockholders' equity ...............................     $ 120,202              $ 127,344
                                                                                                 =========              =========


  The accompanying notes are an integral part of these financial statements.

                             BLUE RHINO CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2002 AND 2001
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                            THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                JANUARY 31,                   JANUARY 31,
                                                          -----------------------       -----------------------
                                                          RESTATED                      RESTATED
                                                            2002           2001           2002           2001
                                                          --------       --------       --------       --------
                                                                 (Unaudited)                 (Unaudited)

Net revenues .......................................      $ 39,062       $ 31,668       $ 75,901       $ 65,489

Operating costs and expenses:
   Cost of sales ...................................        30,913         25,606         57,716         51,363
   Selling, general, and administrative ............         4,499          4,578         10,307          9,388
   Depreciation and amortization ...................         1,955          2,177          3,792          3,814
                                                          --------       --------       --------       --------
     Total operating costs and expenses ............        37,367         32,361         71,815         64,565
                                                          --------       --------       --------       --------
     Income (loss) from operations .................         1,695           (693)         4,086            924

Interest and other expenses (income):
   Interest expense ................................         1,498          1,105          3,152          2,314
    Loss on investee ...............................           340            727            677          1,297
   Other, net ......................................           (65)           (93)          (251)           (73)
                                                          --------       --------       --------       --------
         Income (loss) before income taxes .........           (78)        (2,432)           508         (2,614)

Income taxes .......................................            13             33             26             35
                                                          --------       --------       --------       --------
          Net income (loss) ........................      $    (91)      $ (2,465)      $    482       $ (2,649)
Preferred dividends ................................           641            214          1,107            342
                                                          --------       --------       --------       --------
        (Loss) available to common stockholders ....      $   (732)      $ (2,679)      $   (625)      $ (2,991)
                                                          ========       ========       ========       ========


Basic and diluted (loss) per common share ..........      $  (0.06)      $  (0.22)      $  (0.05)      $  (0.27)
                                                          ========       ========       ========       ========

Shares used in per share calculations:
   Basic and diluted ...............................        12,182         12,079         12,159         11,186
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

                             BLUE RHINO CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JANUARY 31, 2002 AND 2001
                                 (IN THOUSANDS)


                                                                                              SIX MONTHS ENDED
                                                                                                JANUARY 31,
                                                                                          -----------------------
                                                                                          RESTATED
                                                                                            2002           2001
                                                                                          --------       --------
                                                                                                (unaudited)

Cash flows from operating activities:
       Net income (loss) ...........................................................      $    482       $ (2,649)
       Adjustments to reconcile net income (loss) to net cash provided by operating activities:
                Depreciation and amortization ......................................         3,792          3,814
                Loss on investee ...................................................           677          1,297
                Other non-cash expenses ............................................           519            146
                Changes in operating assets and liabilities, net of
                    business acquisitions:
                       Accounts receivable .........................................         6,925          7,862
                       Inventories .................................................         1,748          1,668
                       Other current assets ........................................           189         (1,873)
                       Accounts payable and accrued liabilities ....................        (6,555)       (10,053)
                                                                                          --------       --------

                           Net cash provided by operating activities ...............         7,777            212
                                                                                          --------       --------

Cash flows from investing activities:
       Business acquisitions .......................................................          (203)        (1,279)
       Purchases of property, plant, and equipment .................................        (1,562)        (2,459)
       Net advances to joint venture ...............................................        (1,524)        (1,609)
       Purchases of cylinders held under operating leases, net .....................        (1,673)        (1,107)
       Collections on notes receivable .............................................            20            350
                                                                                          --------       --------

                           Net cash used in investing activities ...................        (4,942)        (6,104)
                                                                                          --------       --------

Cash flows from financing activities:
       Proceeds from issuance of equity, net of expenses ...........................           213          9,617
       Proceeds from notes payable to bank .........................................        37,807         20,586
       Payments on notes payable to bank ...........................................       (39,063)       (19,361)
       Payments on long-term debt and capital lease obligations ....................        (1,405)        (1,033)

                           Net cash (used in) provided by financing activities .....        (2,448)         9,809
                                                                                          --------       --------

Net increase in cash and cash equivalents ..........................................           387          3,917
Cash and cash equivalents at beginning of period ...................................         1,044          1,079
                                                                                          --------       --------

Cash and cash equivalents at end of period .........................................      $  1,431       $  4,996
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
                                                                            =======         =====         =======         =====

         Total comprehensive loss for the three and six months ended January 31, 2002 was ($898) and ($1,542), respectively. Total comprehensive loss for the three and six months ended January 31, 2001 was ($2,753) and ($3,164), respectively.


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

         Summary financial information for R4 Tech for the three and six months ended January 31, 2002 and January 31, 2001 is as follows:

                            THREE MONTHS ENDED               SIX MONTHS ENDED
                                 JANUARY 31,                    JANUARY 31,
                          -----------------------         -----------------------
                            2002            2001            2002           2001
                          -------         -------         -------         -------

Net revenues .....        $ 1,700         $ 2,457         $ 4,399         $ 4,068
Gross (loss) .....           (527)         (1,241)           (676)         (2,096)
Net loss .........           (693)         (1,485)         (1,374)         (2,649)

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

         The following table presents the impact of SFAS 142 on net (loss) and net (loss) per share had the standard been in effect for the three and six months ended January 31, 2002 and 2001 (in thousands, except per share amounts):


                                                             THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                  JANUARY 31,                    JANUARY 31,
                                                            -----------------------        ----------------------
                                                            RESTATED                       RESTATED
                                                              2002           2001            2002          2001
                                                            --------        -------        --------       -------
                                                                   (unaudited)                  (unaudited)

Reported (loss) available to common shareholders .....        $(732)        $(2,679)        $(625)        $(2,991)
Adjustments:
      Amortization of goodwill .......................           --             656            --             938
                                                              -----         -------         -----         -------
Adjusted (loss) available to common shareholders .....         (732)         (2,023)         (625)         (2,053)
                                                              =====         =======         =====         =======

Reported basic and diluted loss per common share .....        (0.06)          (0.22)        (0.05)          (0.27)
                                                              =====         =======         =====         =======
Adjusted basic and diluted loss per common share .....        (0.06)          (0.17)        (0.05)          (0.18)
                                                              =====         =======         =====         =======


5.       EARNINGS (LOSS) PER SHARE

         The following table sets forth a reconciliation of the numerators and denominators in computing earnings (loss) per common share in accordance with Statement of Financial Accounting Standards No. 128.


                                                              THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                  JANUARY 31,                     JANUARY 31,
                                                         -------------------------         -------------------------
                                                         RESTATED                          RESTATED
                                                           2002             2001             2002             2001
                                                         --------         --------         --------         --------
                                                                (Unaudited)                        (Unaudited)

Net income (loss) ...............................        $    (91)        $ (2,465)        $    482         $ (2,649)
Less: Preferred stock dividends .................             641              214            1,107              342
                                                         --------         --------         --------         --------
(Loss) applicable to common stockholders ........        $   (732)        $ (2,679)        $   (625)        $ (2,991)
                                                         ========         ========         ========         ========

(Loss) applicable to common stockholders ........        $   (732)        $ (2,679)        $   (625)        $ (2,991)
Weighted average number of common shares
outstanding (in thousands) ......................          12,182           12,079           12,159           11,186
                                                         --------         --------         --------         --------
Basic and diluted (loss) per common share .......        $  (0.06)        $  (0.22)        $  (0.05)        $  (0.27)
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

                               THREE AND SIX MONTHS
                                 ENDED JANUARY 31,
                           ----------------------------
                             2002               2001
                           ---------          ---------
                                 (unaudited)

Common stock options       3,247,756          2,461,235
                           ---------          ---------
Common stock warrants      2,910,295          1,207,110
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


                                            THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                 JANUARY 31,                      JANUARY 31,
                                          -------------------------         -------------------------
                                          RESTATED                          RESTATED
                                            2002            2001              2002            2001
                                          --------         --------         --------         --------

Net revenues:
  Cylinder exchange ..............        $ 19,214         $ 16,759         $ 40,638         $ 33,719
  Products and other .............          19,848           14,909           35,263           31,770
                                          --------         --------         --------         --------
                                          $ 39,062         $ 31,668         $ 75,901         $ 65,489
                                          ========         ========         ========         ========
Segment EBITDA:
  Cylinder exchange ..............        $  2,524         $    826         $  5,451         $  1,487
  Products and other .............           1,126              658            2,427            3,251
                                          --------         --------         --------         --------
                                          $  3,650         $  1,484         $  7,878         $  4,738

Depreciation & amortization ......           1,955            2,177            3,792            3,814
Interest expense .................           1,498            1,105            3,152            2,314
Loss on investee .................             340              727              677            1,297
Other, net .......................             (65)             (93)            (251)             (73)
Income taxes .....................              13               33               26               35
                                          --------         --------         --------         --------
Net income (loss) ................        $    (91)        $ (2,465)        $    482         $ (2,649)
                                          ========         ========         ========         ========


                                              AS OF JANUARY 31,
                                          -------------------------
                                            2002             2001
                                          --------         --------

Total assets:
  Cylinder exchange...............        $ 87,851         $ 82,663
  Products and other..............          32,351           31,461
                                          --------         --------
                                          $120,202         $114,124
                                          ========         ========


7.       RESTATEMENT

         As discussed in Note 23 to the consolidated financial statements of the Company's 10-K/A for the year ended July 31, 2001, certain warrants issued during the fiscal years ended July 31, 2001 and 2000 were revalued and a beneficial conversion feature for debt issued and retired during the fiscal year ended July 31, 2000 was recognized. As a result, the consolidated financial statements of the Company as of January 31, 2002 have been restated.

         The changes for the six months ended January 31, 2002 increased non-cash interest expense by $224 and reduced the discount on subordinated debt by $224. A summary of the effects of the restatement on the Company's consolidated financial statements at January 31, 2002 is as follows:

    CONSOLIDATED BALANCE SHEET                    AS PREVIOUSLY
        AT JANUARY 31, 2002                         REPORTED        AS RESTATED
    --------------------------                    -------------     -----------

Common stock ...............................        $      9         $      9
Preferred stock
                                                           3                3
Capital in excess of par ...................          78,888           78,710
Common stock warrants ......................           3,221            6,403
Accumulated deficit ........................         (25,190)         (26,178)
Accumulated other comprehensive loss .......          (3,126)          (3,126)
                                                    --------         --------
Total stockholders' equity .................        $ 53,805         $ 55,821
                                                    ========         ========

Long-term debt and capital lease
  obligations, less current maturities .....        $ 15,101         $ 13,085
                                                    ========         ========



 CONSOLIDATED STATEMENT OF OPERATIONS                   THREE MONTHS ENDED             SIX MONTHS ENDED
                                                         JANUARY 31, 2002              JANUARY 31, 2002
                                                     --------------------------    ----------------------------
                                                     AS PREVIOUSLY                 AS PREVIOUSLY
                                                        REPORTED    AS RESTATED      REPORTED      AS RESTATED
                                                     -------------  -----------    -------------   ------------

Income (loss) before income taxes ...............        $   34        $ (78)        $   732         $   508
Income taxes ....................................            13           13              26              26
Net income (loss) ...............................            21          (91)            706             482
Preferred dividends .............................           641          641           1,107           1,107
                                                         ------        -----         -------         -------
(Loss) available to common shareholders .........        $ (620)       $(732)        $  (401)        $  (625)
                                                         ======        =====         =======         =======

Basic and diluted (loss) per common share .......        $(0.05)       $(0.06)       $ (0.03)        $ (0.05)
                                                         ======        ======        =======         =======

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


         Interest expense. Interest expense increased to $1.5 million in the second quarter of fiscal 2002 from $1.1 million in the second quarter of fiscal 2001 primarily due to $15 million of subordinated debt that we obtained on June 15, 2001.


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

         Preferred dividends. Preferred dividends accrued on outstanding Series A Preferred Stock increased to $641,000 for the three months ended January 31, 2002 from $214,000 for the three months ended January 31, 2001. The Series A Preferred Stock accrues a cumulative dividend based on an annual rate of: 5% through September 7, 2003; 12% from September 8, 2003 through September 7, 2004; and 15% thereafter. The annual dividend rate increased to 15% for the second quarter of 2002 because a registration statement covering the shares of common stock into which the Series A Preferred Stock is convertible was not yet effective.


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


         Interest expense. Interest expense increased to $3.2 million in the six months ended January 31, 2002 from $2.3 million in the six months ended January 31, 2001 primarily due to $15 million of subordinated debt that we obtained on June 15, 2001.


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


         Preferred dividends. Preferred dividends accrued on outstanding Series A Preferred Stock increased to $1.1 million for the six months ended January 31, 2002 from $342,000 for the six months ended January 31, 2001. The Series A Preferred Stock accrues a cumulative dividend based on an annual rate of 5% through September 7, 2003; 12% from September 8, 2003 through September 7, 2004; and 15% thereafter. The annual dividend rate increased to 15% beginning in the first quarter of 2002 because a registration statement covering the shares of common stock into which the Series A Preferred Stock is convertible was not yet effective.

LIQUIDITY AND CAPITAL RESOURCES

         Our primary sources of funds have been the incurrence of debt, the issuance of stock and cash flow from operations.

         Net cash provided by operations was $7.8 million for the six months ended January 31, 2002 while cash provided by operations was $212,000 for the six months ended January 31, 2001. The increase in cash provided by operations is primarily due to the $3.1 million increase in net income and $4.7 million decrease in working capital needs.


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

         The results of the stockholder voting were as follows:


                                                                                 TOTAL
                                                        FOR        WITHHELD      VOTES
                                                     ---------     --------    ---------
1.  Election of Directors
    Billy D. Prim                                    7,881,466      53,986     7,935,452
    Andrew J. Filipowski                             7,882,266      53,186     7,935,452

                                                                                              BROKER
                                                        FOR         AGAINST       ABSTAIN    NON-VOTES   TOTAL VOTES
                                                     ---------      -------       -------    ---------   -----------
2.  Amendment to the 1998 Stock Incentive Plan       7,754,724      175,092       5,636           0       7,935,452
3.  Ratification of Appointment of Accountants       7,924,312        7,640       3,500           0       7,935,452

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

(a)      Exhibit:

         10.1*    Executive Incentive Plan for the fiscal year ending July 31,
                  2002

         ------------
         * previously filed

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


                                    Blue Rhino Corporation


Date:  April 5, 2002                By: /s/ Billy D. Prim
                                       ----------------------------------------
                                       Chairman, President and
                                       Chief Executive Officer

Date:  April 5, 2002                By: /s/ Mark Castaneda
                                       ----------------------------------------
                                       Chief Financial Officer