Form 10-Q
period 2002-04-30
BLUE RHINO CORP
filed 2002-06-14
CIK 1034379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

_______________________________

[X]	FORM 10-Q QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _____________ TO _____________

COMMISSION FILE NUMBER: 0-24287

BLUE RHINO CORPORATION (Exact name of registrant as specified in its charter)

DELAWARE (State of other jurisdiction of incorporation or organization)	56-1870472 (I.R.S. Employer Identification No.)

104 CAMBRIDGE PLAZA DRIVE
WINSTON-SALEM, NORTH CAROLINA 27104
(Address of principal executive offices)

(336) 659-6900
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

     Yes [X]                   No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 31, 2002

Common stock, par value $.001 per share	12,017,707 Shares

BLUE RHINO CORPORATION

INDEX

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements (unaudited):

Condensed consolidated balance sheets as of April 30, 2002 and July 31, 2001.

Condensed consolidated statements of operations for the three and nine months ended April 30, 2002 and 2001.

Condensed consolidated statements of cash flows for the nine months ended April 30, 2002 and 2001.

Notes to condensed consolidated financial statements.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 3: Quantitative and Qualitative Disclosures about Market Risk.

PART II: OTHER INFORMATION

Item 2: Changes in Securities and Use of Proceeds.

Item 6: Exhibits and Reports on Form 8-K.

SIGNATURES

PART I

FINANCIAL INFORMATION

Item 1: Condensed Consolidated Financial Statements

BLUE RHINO CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
As of April 30, 2002 and July 31, 2001
(In thousands)

	April 30,	July 31,
	2002	2001

ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$1,715	$1,044
Accounts receivable, net	21,862	19,619
Inventories	6,636	7,960
Prepaid expenses and other current assets	5,639	9,402

Total current assets	35,852	38,025

Cylinders leased under operating lease agreements, net	34,993	31,466
Property, plant, and equipment, net	30,053	23,636
Intangibles, net	32,091	32,282
Other Assets	3,509	1,935

Total assets	$136,498	$127,344

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,139	$13,314
Current portion of long-term debt and capital lease obligations	1,161	2,333
Accrued liabilities	3,759	3,617

Current liabilities exclusive of credit facility	25,059	19,264
Credit facility	26,400	—

Total current liabilities	51,459	19,264
Long-term debt and capital lease obligations, less current maturities	12,990	50,931

Total liabilities	64,449	70,195

Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized, 10,918,672 and 9,221,703 shares issued and outstanding at April 30, 2002 and July 31, 2001, respectively	11	9
Preferred stock, $0.001 par value; 20,000,000 shares authorized, 2,840,100 and 2,850,000 shares issued and outstanding at April 30, 2002 and July 31, 2001, respectively; liquidation value 19,454 at April 30, 2002	3	3
Capital in excess of par	89,415	77,389
Common stock warrants	6,412	6,403
Accumulated deficit	(24,362)	(25,553)
Accumulated other comprehensive income (loss)	570	(1,102)

Total stockholders’ equity	72,049	57,149

Total liabilities and stockholders’ equity	$136,498	$127,344

The accompanying notes are an integral part of these financial statements.

BLUE RHINO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended April 30, 2002 and 2001
(In thousands, except per share data)

	Three months ended		Nine months ended
	April 30,		April 30,

	2002	2001	2002	2001

	(Unaudited)		(Unaudited)
Net revenues	$58,933	$31,309	$134,238	$96,401
Operating costs and expenses:
Cost of sales	48,091	24,936	105,808	76,299
Selling, general, and administrative	4,975	4,397	14,687	13,388
Depreciation and amortization	2,021	2,282	5,812	6,096

Total operating costs and expenses	55,087	31,615	126,307	95,783

Income (loss) from operations	3,846	(306)	7,931	618

Interest and other expenses (income):
Interest expense	1,585	1,357	4,736	3,671
Loss on investee	11	526	689	1,823
Other, net	(114)	(96)	(366)	(169)

Income (loss) before income taxes	2,364	(2,093)	2,872	(4,707)

Income taxes	10	38	36	73

Net income (loss)	$2,354	$(2,131)	$2,836	$(4,780)

Preferred dividends	537	214	1,644	556

Income (loss) available to common stockholders	$1,817	$(2,345)	$1,192	$(5,336)

Earnings (loss) per common share:
Basic	$0.15	$(0.19)	$0.10	$(0.46)

Diluted	$0.12	$(0.19)	$0.09	$(0.46)

Shares used in per share calculations:
Basic	12,431	12,092	12,248	11,481

Diluted	14,752	12,092	13,731	11,481

The accompanying notes are an integral part of these financial statements.

BLUE RHINO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended April 30, 2002 and 2001
(In thousands)

	Nine Months Ended
	April 30,

	2002	2001

	(unaudited)
Cash flows from operating activities:
Net income (loss)	$2,836	$(4,780)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,812	6,096
Loss on investee	689	1,823
Other non-cash expenses	797	264
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(2,244)	6,156
Inventories	1,611	2,030
Other current assets	(1,604)	(2,240)
Accounts payable and accrued liabilities	6,161	(6,807)

Net cash provided by operating activities	14,058	2,542

Cash flows from investing activities:
Business acquisitions	(207)	(1,351)
Purchases of property, plant, and equipment	(2,972)	(3,934)
Net advances to joint venture	(1,850)	(3,395)
Purchases of cylinders held under operating leases, net	(5,318)	(2,925)
Collections on (issuance of) notes receivable	(491)	361

Net cash used in investing activities	(10,838)	(11,244)

Cash flows from financing activities:
Proceeds from issuance of equity, net of expenses	10,392	9,662
Proceeds from notes payable to bank	54,188	20,586
Payments on notes payable to bank	(65,408)	(19,811)
Payments on long-term debt and capital lease obligations	(1,721)	(1,493)

Net cash (used in) provided by financing activities	(2,549)	8,944

Net increase in cash and cash equivalents	671	242
Cash and cash equivalents at beginning of period	1,044	1,079

Cash and cash equivalents at end of period	$1,715	$1,321

The accompanying notes are an integral part of these financial statements.

BLUE RHINO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2002 (Unaudited)
(In thousands, except share and per share data)

1. Basis of Presentation

     The condensed consolidated financial statements of Blue Rhino Corporation (the “Company”) include the accounts of its wholly owned subsidiaries: Rhino Services, L.L.C.; CPD Associates, Inc.; USA Leasing, L.L.C.; Uniflame Corporation (“Uniflame”) and QuickShip, Inc. (“QuickShip”). All material intercompany transactions and balances have been eliminated in consolidation.

     The accompanying unaudited interim condensed consolidated financial statements of the Company have been prepared by the Company in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and, accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of items of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended April 30, 2002 are not necessarily indicative of the results that may be expected for the year ending July 31, 2002 or for any other period.

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

2. Derivative Instruments

     The Company accounts for derivative instruments in accordance with Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement specifies that all derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income (“OCI”) and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

     The Company uses derivative instruments, which are designated as cash flow hedges, to manage exposure to interest rate fluctuations and wholesale propane price volatility. The Company’s objective for holding derivatives is to minimize risks by using the most effective methods to eliminate or reduce the impacts of these exposures.

     The net derivative (income) loss recorded in OCI will be reclassified into earnings over the term of the underlying cash flow hedges. The amount that will be reclassified into earnings will vary depending upon the movement of the underlying interest rates and propane prices. As interest rates and propane prices decrease, the charge to earnings will increase. Conversely, as interest rates and propane prices increase, the charge to earnings will decrease.

     A summary of changes in OCI for the three and nine months ended April 30, 2002 and 2001 is presented below:

	Three months ended April 30,		Nine months ended April 30,

	2002	2001	2002	2001

Beginning balance deferred in OCI	$3,126	$515	$1,102	$131
Net change associated with current period hedge transactions	(3,040)	83	621	505
Net amount reclassified into earnings during the period	(656)	(42)	(2,293)	(80)

Ending balance deferred in OCI	$(570)	$556	$(570)	$556

     Total comprehensive income for the three and nine months ended April 30, 2002 was $6,050 and $4,508, respectively. Total comprehensive loss for the three and nine months ended April 30, 2001 was ($2,172) and ($5,336), respectively.

3. Investment in Joint Venture

     The Company has a 49% ownership interest in a joint venture, R4 Technical Center North Carolina, LLC (“R4 Tech”). R4 Tech was established in April 2000 to operate and manage an automated propane bottling and cylinder refurbishing plant. R4 Tech began operations in May 2000 and is being accounted for under the equity method of accounting. The Company recognized its portion of the loss in the joint venture for the three and nine months ended April 30, 2002 of $11 and $689, respectively. For the three and nine months ended April 30, 2001, the Company recognized its portion of the loss in the joint venture of $526 and $1,823, respectively. During the nine months ended April 30, 2002 and April 30, 2001, the Company provided net advances to R4 Tech of $1,850 and $3,395, respectively. At April 30, 2002, the Company had advances outstanding of $942 to R4 Tech and payables to R4 Tech of $1,269.

     Effective September 30, 2001, the Company entered into a sale and leaseback transaction with R4 Tech. The Company purchased all of the land, buildings and equipment associated with the propane bottling and cylinder refurbishing operation for $7,599. The purchase price was used by R4 Tech to repay outstanding advances made by the Company. Contemporaneously with the sale, R4 Tech leased back the land, buildings and equipment from the Company under the terms of a three-year operating lease agreement. The Company does not currently expect the sale and leaseback transaction to have a material impact on its consolidated results of operations or financial position.

     Summary financial information for R4 Tech for the three and nine months ended April 30, 2002 and April 30, 2001 is as follows:

	Three months ended		Nine months ended
	April 30,		April 30,

	2002	2001	2002	2001

Net revenues	$2,821	$2,349	$7,220	$6,417
Gross (loss)	(176)	(804)	(484)	(2,900)
Net loss	(23)	(1,073)	(1,397)	(3,720)

4. Goodwill and Other Intangible Assets

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to impairment tests on at least an annual basis (and more often in certain circumstances) in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. Application of the nonamortization provisions of the Statements is expected to result in an increase in net income of approximately $2.6 million in fiscal 2002. At April 30, 2002, the Company had unamortized intangibles of $30.7 million that were subject to the transition provisions of the Statements.

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

     Negative indicators currently exist for QuickShip, including operating losses and negative cash flows. As a result, management deemed it appropriate to obtain an independent valuation of QuickShip to determine if goodwill impairment existed as of August 1, 2001. The valuation is based on projected cash flows over ten fiscal years with significant growth in the number of locations and revenue assumed in years three through seven. Capital expenditures range from $100 to $750 each year. The Company projected negative cash flows in years one and two and steadily increasing positive cash flows in years three through ten. The valuation uses a discount rate of 25%. The independent valuation concluded that the fair value of QuickShip exceeded its carrying value at August 1, 2001.

     Based on the foregoing, the Company determined there to be no impairment of goodwill upon adoption of SFAS 142. Future goodwill impairment tests may, however, result in a charge to earnings.

     The following table presents the impact of SFAS 142 on net income (loss) and net income (loss) per share for the three and nine months ended April 30, 2002 and, assuming SFAS 142 had then been in effect, for the three and nine months ended April 30, 2001 (in thousands, except per share amounts):

	Three months ended April 30,		Nine months ended April 30,

	2002	2001	2002	2001

	(unaudited)		(unaudited)

Reported income (loss) available to common shareholders	$1,817	$(2,345)	$1,192	$(5,336)
Adjustments:
Amortization of goodwill	—	656	—	1,594

Adjusted income (loss) available to common shareholders	$1,817	$(1,689)	$1,192	$(3,742)

Reported basic income (loss) per common share	$0.15	$(0.19)	$(0.10)	$(0.46)

Reported diluted income (loss) per common share	$0.12	$(0.19)	$(0.09)	$(0.46)

Adjusted basic income (loss) per common share	$0.15	$(0.14)	$(0.10)	$(0.33)

Adjusted diluted income (loss) per common share	$0.12	$(0.14)	$(0.09)	$(0.33)

5. Cooperative Advertising

     Effective February 1, 2002, the Company adopted the Emerging Issues Task Force’s Issue No. 00-14, “Accounting for Certain Sales Incentives,” which addresses the recognition, measurement and income statement classification for certain sales incentives, including rebates, coupons and free products or services. As provided in EITF No. 00-14, certain cooperative advertising costs historically included by the Company in selling, general and administrative expenses are now classified as reductions of net revenues. Prior period amounts have been reclassified for comparative purposes.

6. Common Stock

     On April 19, 2002, the Company completed the sale of 1.5 million shares of common stock for $10,875 in a private placement through SunTrust Robinson Humphrey Capital Markets, as Placement Agent, to selected institutional and individual investors at a price of $7.25 per share.

7. Earnings (Loss) Per Share

     The following table sets forth a reconciliation of the numerators and denominators in computing earnings (loss) per common share in accordance with Statement of Financial Accounting Standards No. 128.

	Three months		Nine months ended
	ended April 30,		April 30,

	2002	2001	2002	2001

	(Unaudited)		(Unaudited)
Net income (loss)	$2,354	$(2,131)	$2,836	$(4,780)
Less: Preferred stock dividends	537	214	1,644	556

Income (loss) applicable to common stockholders	$1,817	$(2,345)	$1,192	$(5,336)

Income (loss) applicable to common stockholders	$1,817	$(2,345)	$1,192	$(5,336)
Weighted average number of common shares outstanding (in thousands	12,431	12,092	12,248	11,481

Basic earnings (loss) per common share	$0.15	$(0.19)	$0.10	$(0.46)

Income (loss) applicable to common stockholders	$1,817	$(2,345)	$1,192	$(5,336)
Weighted average number of common shares outstanding (in thousands)	12,431	12,092	12,248	11,481
Effect of potentially dilutive securities (in thousands):
Common stock options	1,058	—	666	—
Common stock warrants	1,263	—	817	—

Weighted average number of common shares		—		—
outstanding assuming dilution	14,752	12,092	13,731	11,481

Diluted earnings (loss) per common share	$0.12	$(0.19)	$0.09	$(0.46)

     Common stock options and common stock warrants listed below for the three and nine months ended April 30, 2002 were not included in the computation of diluted earnings per share because the exercise prices are greater than the average market price of the Company’s common stock and the effect would be anti-dilutive. Common stock options and common stock warrants listed below for the three months and nine months ended April 30, 2001 have been excluded from the computation of diluted loss per share because they were anti-dilutive.

	Three months ended		Nine months ended
	April 30,		April 30,

	2002	2001	2002	2001

	(Unaudited)		(Unaudited)
Common stock options	744,547	2,470,162	1,294,427	2,470,162
Common stock warrants	343,383	1,563,663	560,050	1,563,663

8. Segment Information

     The Company has two reportable segments: cylinder exchange and products and other. The cylinder exchange segment relates to cylinder exchange transactions and lease income from cylinders and cylinder displays. The products and other segment includes the activities required to sell patio heaters, grills, fireplace accessories and garden products. In addition, the financial information related to QuickShip, a retail shipping service company acquired in October 2000, is included within the products and other segment as it is not currently material on a stand-alone basis. For the three and nine months ended April 30, 2002, QuickShip had a loss before interest, taxes, depreciation and amortization of ($357) and ($1,044), respectively.

     The Company evaluates performance and allocates resources based on several factors, of which the primary financial measure is business segment operating income, defined as earnings before interest, taxes, depreciation and amortization before other non-operating expenses (“EBITDA”). EBITDA as presented may not be comparable to similarly titled measures used by other entities. EBITDA should not be considered in isolation from, or as a substitute for, net income or cash flows from operating activities prepared in accordance with generally accepted accounting principles as an indicator of operating performance or as a measure of liquidity.

     The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and operational strategies. The Company’s selected segment information as of and for the three and nine months ended April 30, 2002 and April 30, 2001 is as follows:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,

	2002	2001	2002	2001

Net revenues:
Cylinder exchange	$27,283	$18,912	$67,325	$52,234
Products and other	31,650	12,397	66,913	44,167

	$58,933	$31,309	$134,238	$96,401

Segment EBITDA:
Cylinder exchange	$4,060	$2,075	$9,510	$3,563
Products and other	1,807	(99)	4,233	3,151

	$5,867	$1,976	$13,743	$6,714

Depreciation & amortization	2,021	2,282	5,812	6,096
Interest expense	1,585	1,357	4,736	3,671
Loss on investee	11	526	689	1,823
Other, net	(114)	(96)	(366)	(169)
Income taxes	10	38	36	73

Net income (loss)	$2,354	$(2,131)	$2,836	$(4,780)

	As of April 30,

	2002	2001

Total assets:
Cylinder exchange	$101,391	$84,545
Products and other	35,107	29,703

	$136,498	$114,248

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Certain statements in this section and elsewhere in this Quarterly Report on Form 10-Q are forward-looking in nature and relate to the Company’s plans, objectives, estimates, goals and future financial performance. The terms “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” and similar words or expressions are intended to identify forward-looking statements. Such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and speak only as of the date of this report. The statements are based on current expectations, are inherently uncertain and subject to risks, and should be viewed with caution. The Company’s business is subject to numerous risks and uncertainties including, in particular, the Company’s ability to place Blue Rhino cylinder exchange at additional retail locations, to integrate acquisitions, to launch new products and services and to mitigate the effects of high propane commodity prices successfully. These and other risks and uncertainties, including those detailed in the Company’s Registration Statement on Form S-3 dated April 23, 2002 and its most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission, could cause actual results, performance and developments to be materially different from those expressed or implied by any of these forward-looking statements. The Company makes no commitment to update any forward-looking statement or to disclose any facts, events, or circumstances after the date hereof that may affect the accuracy of any forward-looking statement.

Overview

     The following discussion and analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and related notes of Blue Rhino Corporation and its wholly owned subsidiaries, Rhino Services, L.L.C., CPD Associates, Inc., USA Leasing, L.L.C., Uniflame Corporation and QuickShip, Inc. (collectively, the “Company,” “Blue Rhino,” “us” or “we”), and with our audited consolidated financial statements as of and for the fiscal year ended July 31, 2001, on file with the Securities and Exchange Commission. The results of operations for the three- and nine-month periods ended April 30, 2002 are not necessarily indicative of results that may be expected for the fiscal year ending July 31, 2002 or any other period, in part due to the seasonality of our business.

     Blue Rhino was founded in March 1994 and we believe we have become the leading national provider of gas grill cylinder exchange and a leading provider of other branded products and services to retailers, with Blue Rhino cylinder displays at more than 26,000 retail locations in 46 states and Puerto Rico. Cylinder exchange provides consumers with a convenient means to exchange empty grill cylinders for clean, safe, precision-filled cylinders. We offer our cylinder exchange at many major home improvement centers, mass merchants, hardware, grocery and convenience stores, including Home Depot, Lowe’s, Wal#Mart, Sears, Kmart, Kroger, Food Lion, Winn-Dixie, SuperAmerica, Circle K and ExxonMobil. The number of retail locations we report in any period is net of any retail locations at which we have discontinued our cylinder exchange service, whether due to closings, relocations, poor performance, competitive, regulatory or other factors.

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

     Uniflame’s revenues are derived from products that use propane cylinders as their fuel source, principally patio heaters and grills, and non-propane products such as charcoal grills, fireplace accessories and garden products. The majority of Uniflame’s sales occur in the fall and winter months, which is counterseasonal to our cylinder exchange segment. QuickShip, Inc., a retail shipping service company acquired in October 2000, is included within the products and other segment as it is not currently material on a stand-alone basis.

Results of Operations

Comparison of the three months ended April 30, 2002 with the three months ended April 30, 2001

     Net revenues. Net revenues increased 88% to $58.9 million for the three months ended April 30, 2002 from $31.3 million for the three months ended April 30, 2001. Net revenues consisted of $27.3 million from cylinder exchange and $31.6 million from the products and other segment. Cylinder exchange revenues increased 44% due primarily to an approximately 29% increase in the number of cylinder transactions to 1.7 million units in the three months ended April 30, 2002 from 1.3 million units during the same period in the prior year, reflecting the positive trend in consumer acceptance of cylinder exchange over refill and the impact of the new National Fire Protection Association (“NFPA”) guidelines requiring that all propane cylinders refilled after April 1, 2002 be fitted with an overfill prevention device (“OPD”). Approximately one-third of the increase in cylinder exchange revenues was due to price increases to retailers and approximately two-thirds was due to increases in the number of cylinder transactions. Product revenues increased 155% due principally to increased grill sales and a shift in the timing of shipments to retailers from our second fiscal quarter to the third quarter. We currently anticipate double-digit revenue growth for both our cylinder exchange and products and other segments for fiscal years 2002 and 2003 and expect the new NFPA guidelines to continue to contribute to our cylinder exchange revenue growth through at least the end of fiscal 2003.

     Gross margin. Our overall gross margin percentage decreased to 18.4% in the third quarter of fiscal 2002 from 20.4% in the third quarter of fiscal 2001 due primarily to the increase in lower-margin product sales as a percentage of net revenues. Cylinder exchange represented 46% of net revenue, compared with 60% in last year’s third quarter, while products and other revenue represented 54% of net revenue, compared with 40% last year. Gross margin percentage increased 80 basis points in cylinder exchange to 26.8% from 26.0% in the same period of the prior year due primarily to price increases to retailers partially offset by our restructured payment plan to distributors to reflect the cost of installing OPD valves. We currently believe that our propane hedges and modified distributor payment structure will protect our future cylinder exchange gross margin from exposure to volatility in propane prices. The products and other segment gross margin decreased slightly to 11.1% from 11.7% compared to the same period in the prior year.

     Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses increased to $5.0 million for the three months ended April 30, 2002 from $4.4 million for the three months ended April 30, 2001 and, as a percentage of net revenues, decreased to 8.4% for the three months ended April 30, 2002 from 14.0% for the three months ended April 30, 2001. The decrease in SG&A expenses as a percentage of net revenues was due primarily to the fact that a significant portion of such expenses are fixed and increased at a slower rate than did net revenues. SG&A expenses in the cylinder exchange segment increased to $3.3 million from $2.9 million in the same period in the prior year primarily due to increased personnel costs to support growth and increased professional fees, partially offset by a decrease in marketing costs. SG&A expenses in the products and other segment increased to $1.7 million from $1.5 million in the same period in the prior year primarily due to increased personnel costs to support growth at Uniflame.

     Depreciation and amortization. Depreciation and amortization decreased to $2.0 million for the third quarter of fiscal 2002 from $2.3 million for the third quarter of fiscal 2001. This decrease was primarily due to a reduction in amortization expense to $74,000 in the third quarter of fiscal 2002 from $772,000 in the third quarter of fiscal 2001 as a result of the elimination of goodwill amortization from the implementation of SFAS No. 142, Goodwill and Other Intangible Assets. The decrease was partially offset by an increase in depreciation expense resulting from an increase in the number of cylinders held under operating lease agreements and from our acquisition, effective September 30, 2001, of machinery and equipment from R4 Technical Center North Carolina, LLC, the Company’s joint venture (“R4 Tech”).

     Interest expense. Interest expense increased to $1.6 million in the third quarter of fiscal 2002 from $1.4 million in the third quarter of fiscal 2001 primarily due to $15 million of subordinated debt that we obtained on June 15, 2001.

     Loss on investee. Loss on investee decreased to $11,000 in the third quarter of fiscal 2002 from $526,000 in the third quarter of fiscal 2001 due primarily to increased revenue and improved gross margins. This charge represents our share of the loss related to our 49% ownership interest in R4 Tech. We currently expect R4 Tech to break even or be slightly profitable in the fourth quarter of fiscal 2002 and to break even for fiscal 2003 and anticipate R4 Tech’s revenues to be the highest in our third and fourth quarters, which include the majority of the grilling season, and lowest in our first and second quarters.

     Other, net. Other, net increased to $114,000 of income for the three months ended April 30, 2002 from $96,000 of income for the three months ended April 30, 2001. Other income consists primarily of interest income from advances made to R4 Tech and distributors.

     Preferred dividends. Preferred dividends accrued on outstanding Series A Preferred Stock increased to $537,000 in the third quarter of fiscal 2002 from $214,000 in the third quarter of fiscal 2001. The Series A Preferred Stock accrues a cumulative dividend based on an annual rate of: 5% through September 7, 2003; 12% from September 8, 2003 through September 7, 2004; and 15% thereafter. The annual dividend rate increased to 15% from September 7, 2001 through April 7, 2002 because a registration statement covering the shares of common stock into which the Series A Preferred Stock is convertible was not yet effective.

Comparison of the nine months ended April 30, 2002 with the nine months ended April 30, 2001

     Net revenues. Net revenues increased 39% to $134.2 million for the nine months ended April 30, 2002 from $96.4 million for the nine months ended April 30, 2001. Net revenues consisted of $67.3 million from cylinder exchange and $66.9 million from the products and other segment. Cylinder exchange revenue increased 29% due primarily to a 20% increase in cylinder transactions to 4.5 million for the nine months ended April 30, 2002 from 3.7 million in the nine months ended April 30, 2001, reflecting the positive trend in consumer acceptance of cylinder exchange over refill and, to a lesser extent, the impact of the new NFPA guidelines requiring that all propane cylinders refilled after April 1, 2002 be fitted with an OPD. Approximately one-third of the increase in cylinder exchange revenues was due to price increases to retailers and approximately two-thirds was due to increases in the number of cylinder transactions. Product revenues increased 51% due principally to an increase in the number of grills sold and, to a lesser degree, the number of Endless Summer® patio heaters sold.

     Gross margin. Our overall gross margin increased to 21.2% for the first nine months of fiscal 2002 from 20.9% for the first nine months of fiscal 2001. Gross margin percentage increased 323 basis points in cylinder exchange to 27.7% from 24.5% in the same period of the prior year due primarily to price increases to retailers. We currently believe that our propane hedges and modified distributor payment structure will protect our future cylinder exchange gross margin from exposure to volatility in propane prices. The products and other segment gross margin decreased to 14.6% from 16.5% for the nine months ended April 30, 2001 due primarily to a shift in sales mix to products that carry a lower margin.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased 10% to $14.7 million for the nine months ended April 30, 2002 from $13.4 million for the nine months ended April 30, 2001. SG&A expenses as a percentage of net revenues decreased to 10.9% for the nine months ended April 30, 2002 from 13.9% for the nine months ended April 30, 2001. The decrease in SG&A expenses as a percentage of net revenues was due primarily to the fact that a significant portion of such expenses are fixed and increased at a slower rate than did net revenues. In our cylinder exchange segment, SG&A expenses remained flat at $9.2 million. In our products and other segment, SG&A expenses increased to $5.5 million from $4.2 million in the same period in the prior year, primarily due to increased personnel costs to support growth at Uniflame and increased costs related to QuickShip, which was acquired in October 2000.

     Depreciation and amortization. Depreciation and amortization decreased to $5.8 million for the first nine months of fiscal 2002 from $6.1 million for the first nine months of fiscal 2001. Depreciation expense increased primarily due to the increase in the number of installed cylinder displays, the increase in the number of cylinders held under operating lease agreements, and the acquisition, effective September 30, 2001, of machinery and equipment from R4 Tech. Amortization expense decreased to $235,000 from $1.9 million due to the elimination of goodwill amortization related to the implementation of SFAS No. 142, Goodwill and Other Intangible Assets.

     Interest expense. Interest expense increased to $4.7 million in the nine months ended April 30, 2002 from $3.7 million in the nine months ended April 30, 2001 primarily due to $15 million of subordinated debt that we obtained on June 15, 2001.

     Loss on investee. Loss on investee decreased to $689,000 in the nine months ended April 30, 2002 from $1.8 million in the nine months ended April 30, 2001 due primarily to increased revenue and improved gross margins. This charge represents our share of the loss related to our 49% ownership interest in R4 Tech.

     Other, net. Other, net increased to $366,000 of income in the nine months ended April 30, 2002 from $169,000 of income in the nine months ended April 30, 2001. Other income consists primarily of interest income from advances made to R4 Tech and distributors.

     Preferred dividends. Preferred dividends accrued on outstanding Series A Preferred Stock increased to $1.6 million for the nine months ended April 30, 2002 from $556,000 for the nine months ended April 30, 2001. The Series A Preferred Stock accrues a cumulative dividend based on an annual rate of: 5% through September 7, 2003; 12% from September 8, 2003 through September 7, 2004; and 15% thereafter. The annual dividend rate increased to 15% from September 7, 2001 through April 7, 2002 because a registration statement covering the shares of common stock into which the Series A Preferred Stock is convertible was not yet effective.

Liquidity and Capital Resources

     Our primary sources of funds have been the incurrence of debt, the issuance of stock and cash flow from operations.

     Net cash provided by operations was $14.1 million for the nine months ended April 30, 2002 compared to $2.5 million for the nine months ended April 30, 2001. The increase in cash provided by operations is primarily due to the $7.6 million increase in net income and $4.8 million decrease in working capital needs.

     Net cash used in investing activities was $10.8 million for the nine months ended April 30, 2002 and $11.2 million for the nine months ended April 30, 2001. The decrease is principally due to reduced cash used for acquisitions, net advances to joint venture, and property, plant, and equipment, which was partially offset by the increase in cash used for cylinders held under operating leases.

     Net cash used in financing activities was $2.5 million for the nine months ended April 30, 2002 while net cash provided by financing activities was $8.9 million for the nine months ended April 30, 2001. Cash used in financing activities for the nine months ended April 30, 2002 included net payments on notes payable to our bank and payments on long-term debt and capital lease obligations partially offset by net proceeds of $10.4 million from the sale of common stock. Cash provided by financing activities for the nine months ended April 30, 2001 included net proceeds of $9.7 million from a preferred stock private placement.

     On April 28, 2000, we entered into a joint venture agreement to operate and manage the automated propane bottling and cylinder refurbishing plant in North Carolina then owned by R4 Tech, which began operations in May 2000. We received a 49% ownership interest in the joint venture in exchange for our net contribution of approximately $3.4 million. The joint venture is being accounted for using the equity method of accounting. Effective September 30, 2001, we entered into a sale and leaseback transaction with R4 Tech. We purchased all of the land, buildings and equipment associated with the propane bottling and cylinder refurbishing operation for $7.6 million. The purchase price was used by R4 Tech to repay outstanding advances made by us. Contemporaneously with the sale, R4 Tech leased back the land, buildings and equipment from us under the terms of a three-year operating lease agreement. We do not currently expect the sale and leaseback transaction to have a material impact on our consolidated results of operations or financial position. During the nine months ended April 30, 2002 and April 30, 2001, we provided net advances of $1.9 million and $3.4 million, respectively, to R4 Tech. At April 30, 2002, we had advances outstanding of $942,000 to R4 Tech and payables to R4 Tech of $1.3 million.

     On September 7, 2000, we completed a private placement of 1,716,667 shares of our Series A Convertible Preferred Stock to two institutional investors under common management and three individuals, including Billy D. Prim, our Chairman, Chief Executive Officer and President, and Andrew J. Filipowski, our Vice Chairman, for an aggregate purchase price of approximately $10.3 million. The Series A Convertible Preferred Stock accrues a cumulative dividend on the 20th day of December, March, June, and September of each year based on an annual rate of 5% through September 7, 2003; 12% from September 8, 2003 through September 7, 2004; and 15% thereafter. Effective September 7, 2001, the annual dividend rate increased to 15% because a registration statement covering the shares of common stock into which the Series A Convertible Preferred Stock is convertible was not yet effective. The 15% rate continued until the registration statement became effective on April 8, 2002. At our election, the dividend may be satisfied in cash, in shares of common stock, or a combination of cash and shares of common stock. If we elect to satisfy the dividend in shares of common stock, the shares will be valued based on a 30-day trailing average ending three business days prior to the date the shares are authorized to be issued. As of April 30, 2002, we had accrued dividends on the outstanding shares of Series A Convertible Preferred Stock of $2.4 million. We currently intend to satisfy the accrued dividends in shares of common stock.

     On October 26, 2000, we completed the acquisition of QuickShip, Inc., a retail shipping service company and our wholly owned subsidiary. QuickShip, which currently offers its service at over 300 retail locations in 31 states, provides consumers with a convenient, full-service, in-store postal and parcel shipping depot and provides retailers with an additional revenue source. The aggregate purchase price, including certain acquisition costs, was approximately $9.8 million, comprised of approximately $1.0 million in cash and deferred payments, $86,000 in a five-year warrant to purchase 100,000 shares of common stock with an exercise price of $6.00 per share, $2.0 million in liabilities assumed and $6.8 million paid in the form of 1,133,333 shares of Series A

Convertible Preferred Stock valued at $6.00 per share. We currently project QuickShip to be dilutive to earnings before interest, taxes, depreciation, and amortization (EBITDA) by approximately $1.5 million and $1.0 million in fiscal 2002 and 2003, respectively, and to be further dilutive to earnings as a result of expected depreciation and amortization expense.

     Each share of Series A Convertible Preferred Stock is currently convertible into common stock at the option of the holder. During April and May 2002, the holders of 1,000,000 shares of Series A Convertible Preferred Stock converted such shares into common stock. We may convert the Series A Convertible Preferred Stock into common stock at any time after September 7, 2002 if the average of the closing prices of our common stock over a ten trading day period ending shortly before we give notice of conversion exceeds $9.60. The Series A Convertible Preferred Stock has a liquidation preference over our common stock.

     In June 2001, we amended and extended our existing bank credit facility (the “Credit Facility”). The amended Credit Facility consists of two separate facilities —a $38 million revolving line of credit for general corporate purposes, inclusive of payments made under letters of credit issued for the benefit of the Company, and a $3.247 million seasonal line for general corporate purposes. No further borrowings may be made against the seasonal line. The Credit Facility requires us to meet certain covenants, including minimum net worth and cash flow requirements. The Credit Facility is collateralized by a lien on substantially all of our assets. The Credit Facility bears interest at the prime rate plus 3% per annum. The Credit Facility matures on December 31, 2002. At April 30, 2002 the interest rate on both the revolving line of credit and seasonal line was 7.75%. At April 30, 2002, the balance on the Credit Facility was $26.4 million, and we were in compliance with all covenants. We currently expect to replace the Credit Facility before its maturity date.

     On June 15, 2001, we completed a $15 million private placement of subordinated debt to an institutional investor. The agreement requires us to meet certain cash flow and other covenants and contains restrictions on capital expenditures and the payment of cash dividends. At April 30, 2002, we were in compliance with all covenants. The debenture bears interest at the annual rate of 13%, payable quarterly. The principal balance matures on August 31, 2006.

     On April 19, 2002, we completed the sale of 1.5 million shares of our common stock for $10.875 million in a private placement through SunTrust Robinson Humphrey Capital Markets, as Placement Agent, to selected institutional and individual investors at a price of $7.25 per share. The net proceeds from the financing were used to pay down the Credit Facility.

     We do not have any material capital commitments outstanding. We currently anticipate that our total capital expenditures for fiscal 2002, excluding acquisitions, will be approximately $10.0 million, and will include primarily cylinders, cylinder displays and computer technology. Our capital expenditure and working capital requirements in the foreseeable future will change depending on the rate of our expansion, our operating results and any other adjustments in our operating plan as needed in response to competition, acquisition opportunities or unexpected events. We believe that our existing borrowing capacity under the Credit Facility, together with cash provided by operations, will be sufficient to meet our currently anticipated capital expenditure and working capital requirements through fiscal 2002. However, we may seek or require additional capital in the future as a result of expansion, to refinance our existing debt, or otherwise, and such additional capital may not be available on terms that are not dilutive to our stockholders or at all.

Seasonality

     We have experienced and currently expect to continue to experience seasonal fluctuations in our revenues and operating income. Our revenues and operating income have been highest in the spring and summer, which includes the majority of the grilling season, and lowest in the fall and winter. Our cylinder exchange segment, which generally enjoys higher margins than our products and other segment, experiences higher revenues and operating income in the spring and summer. Conversely, our products and other segment experiences higher revenues and operating income in the fall and winter. Sustained periods of poor weather, particularly in the spring and summer, can negatively impact our revenues. Accordingly, the results of operations in any quarter will not necessarily be indicative of the results that we may achieve for a full fiscal year or any future quarter.

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

     At April 30, 2002, we had unamortized intangibles of $30.7 million that were subject to the transition provisions of the Statements. There was no impairment of goodwill upon adoption of SFAS 142. We are required to perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

     Effective February 1, 2002, we adopted the Emerging Issues Task Force’s Issue No. 00-14, “Accounting for Certain Sales Incentives,” which addresses the recognition, measurement and income statement classification for certain sales incentives, including rebates, coupons and free products or services. As provided in EITF No. 00-14, certain cooperative advertising costs historically included by us in selling, general and administrative expenses are now classified as reductions of net revenues. Prior period amounts have been reclassified for comparative purposes.

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 143, Accounting for Asset Retirement Obligations. The Statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The Statement is effective for fiscal years beginning after June 15, 2002. We do not currently expect the adoption of SFAS No. 143 to have a material impact on our consolidated results of operations or financial position.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We are exposed to market risk related to changes in interest rates on borrowings under our Credit Facility. The Credit Facility bears interest based on the prime rate and is collateralized by cylinders held under operating leases with our independent distributors. The operating leases currently yield 1% of the cylinder value monthly (approximately 12% annually) and continue until either party terminates upon 60 days written notice to the other party. Upon any significant increase in the prime rate, we would attempt to renegotiate the operating leases with our independent distributors with the intent of mitigating our interest rate exposure on the Credit Facility. However, in such event, we may not be successful in such renegotiations or be able to mitigate any or all of the interest rate risk. To quantify our exposure to interest rate risk, a 100 basis point increase in interest rates would have increased interest expense for the nine months ended April 30, 2002 and 2001 by approximately $199,000 and $266,000, respectively. Actual changes in interest rates may differ materially from the hypothetical assumptions used in computing this exposure.

     We use derivative financial instruments to manage exposure to fluctuations in interest rates on our Credit Facility. These derivative financial instruments, which are generally swap agreements, are not entered into for trading purposes. A swap agreement is a contract to exchange a floating rate for a fixed rate without the exchange of the underlying notional amount. In fiscal 2000, we entered into an interest rate swap agreement with a notional amount of $10 million as a hedge of our variable interest rate debt represented by the Credit Facility. Under the swap agreement, which expires in July 2003, we pay a fixed rate of 7.36% and receive a rate equivalent to the one-month LIBOR. In February 2001, the interest rate on the Credit Facility was changed to a rate based on the prime rate and was no longer based on the benchmark interest rate of LIBOR. However, for the nine-month period ending April 30, 2002, the interest rate swap was still an effective cash flow hedge.

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

PART II — OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

     On April 19, 2002, we completed a private placement of 1,500,000 shares of our common stock to selected institutional and individual investors for gross proceeds of $10,875,000. We issued the common stock in reliance on the exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Section 4(2) of the Securities Act and Rule 506 promulgated thereunder based on representations received from the purchasers with regard to their status as accredited investors. We have filed a registration statement on Form S-3 covering the resale by such purchasers of the shares of common stock sold in the private placement and such registration statement has been declared effective by the Securities and Exchange Commission.

Item 6. Exhibits And Reports On Form 8-K

     (a)  Exhibits:

     4.1     Registration Rights Agreement dated as of April 19, 2002 by and among Blue Rhino Corporation and those purchasers named on Schedule 1 thereto.

     10.1     Stock Purchase Agreement dated as of April 19, 2002 by and among Blue Rhino Corporation and those purchasers named on Schedule 1 thereto.

     (b)  Reports on Form 8-K filed in the third quarter of fiscal 2002:

Form	Type	Date Filed	Reporting Purpose

8-K	Item 5	4/23/02	To report the private placement of 1,500,000 shares of our common stock to selected institutional and individual investors for gross proceeds of $10,875,000.

SIGNATURES

     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Blue Rhino Corporation

Date:	June 14, 2002	By:	/s/ Billy D. Prim Chairman, President and Chief Executive Officer

Date:	June 14, 2002	By:	/s/ Mark Castaneda Chief Financial Officer