Form 10-K
period 2002-07-31
BLUE RHINO CORP
filed 2002-10-03
CIK 1034379

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ---------------

                                   FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE FISCAL YEAR ENDED JULY 31, 2002

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         At September 25, 2002, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $156,966,590.

         At September 25, 2002, the number of shares outstanding of registrant's common stock was 14,210,637.

                      DOCUMENTS INCORPORATED BY REFERENCE

         Certain portions of the registrant's proxy statement with respect to the 2002 annual meeting of stockholders of the registrant to be filed with the Securities and Exchange Commission have been incorporated by reference in Part III of this Annual Report on Form 10-K.

===============================================================================

                           FORWARD LOOKING STATEMENTS

         This Annual Report on Form 10-K contains forward-looking statements that relate to our plans, objectives, estimates, goals and future financial performance. Words such as "may," "will," "should," "expects," "intends," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," and variations of such words and similar expressions, identify such forward-looking statements. Such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and speak only as of the date of this report. Our business is subject to numerous risks and uncertainties, including, in particular, our ability to place Blue Rhino cylinder exchange at additional retail locations and to increase the number of cylinder exchange transactions at existing retail locations, our ability to reach definitive agreements and successfully complete our proposed acquisitions of certain distributors, our ability to integrate acquisitions, our ability to mitigate the effects of high propane commodity prices successfully, our ability to launch new products and services successfully and the effect of new safety guidelines on consumer demand for cylinder exchange. These and other risks and uncertainties, many of which are addressed in the sections of this report entitled "Business - Additional Factors that may Affect our Business or Future Results" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" or in future filings that we make with the Securities and Exchange Commission, could cause our actual results, performance and developments to be materially different from those expressed or implied by any of these forward-looking statements. To the extent permitted by applicable law, we make no commitment to update any forward-looking statement or to disclose any facts, events or circumstances after the date of this report that may affect the accuracy of any forward-looking statement.

                  ADDITIONAL INFORMATION REGARDING TRADEMARKS

         The Blue Rhino name and logo, the names RhinoTUFF(R), Tri-Safe(R), Bison(R) and Bison Design(R), Uniflame(R), UniGrill(R), DuraClay(R), GardenArt(R), America's Choice For Grill Gas(R), Endless Summer(R), Endless Summer Comfort(R), Grill Gas(R) and Grill Gas Design(R), Harmony(TM), ShippingSpot(TM) and ShippingSpot Design(TM), Grill Aficionado(TM) and SkeeterVac(TM) are our registered and pending trademarks. This Annual Report on Form 10-K may also include trademarks of companies other than the registrant.

                            AVAILABILITY OF REPORTS

         The registrant's Internet website is www.bluerhino.com. The registrant makes available on its website, via hyperlink to a third party service that maintains filings made with the Securities and Exchange Commission, its annual report on Form 10-K, its quarterly reports on Form 10-Q and its current reports on Form 8-K, and all amendments to such reports, as soon as reasonably practicable after they are filed with the SEC.

                             BLUE RHINO CORPORATION

                                     INDEX


                                           PART I
Item 1:      Business..................................................................     1
Item 2:      Properties................................................................     8
Item 3:      Legal Proceedings.........................................................     8
Item 4:      Submission of Matters to a Vote of Security Holders.......................     8

                                           PART II
Item 5:      Market for the Registrant's Common Equity and Related Stockholder Matters.     9
Item 6:      Selected Consolidated Financial Data......................................    10
Item 7:      Management's Discussion and Analysis of Financial Condition
             and Results of Operations.................................................    11
Item 7A:     Quantitative and Qualitative Disclosures About Market Risk................    19
Item 8:      Financial Statements and Supplementary Data...............................    21
Item 9:      Changes in and Disagreements with Accountants on Accounting and Financial     51
             Disclosure................................................................

                                           PART III
Item 10:     Directors and Executive Officers of the Registrant........................    51
Item 11:     Executive Compensation....................................................    51
Item 12:     Security Ownership of Certain Beneficial Owners and Management............    51
Item 13:     Certain Relationships and Related Transactions............................    51

                                           PART IV
Item 14:     Exhibits, Financial Statement Schedules, and Reports on Form 8-K..........    52

                                             SIGNATURES                                    53
                                           CERTIFICATIONS                                  54

                                     PART I

ITEM 1. BUSINESS

GENERAL

         As used in this section, the terms "we," "us," and "our" may, as the context requires, refer together to Blue Rhino Corporation and its subsidiaries, CPD Associates, Inc., QuickShip, Inc., USA Leasing, L.L.C. and Uniflame Corporation.

         We believe we are the leading national provider of propane grill cylinder exchange as well as a leading provider of complementary propane and non-propane products to consumers through many of the world's greatest retailers. Our branded propane grill cylinder exchange service is offered at more than 26,000 retail locations in 48 states and Puerto Rico at leading home improvement centers, mass merchants, hardware, grocery and convenience stores. Our retail partners include Home Depot, Lowe's, WaloMart, Sears, Kmart, Kroger, Food Lion, Winn-Dixie, SuperAmerica, Circle K and ExxonMobil. Propane grill cylinder exchange provides consumers with a safe and convenient alternative to traditional propane tank refilling.

         We are a brand marketing company focused on increasing consumer demand, increasing market share, managing retailer and distributor relationships and managing our proprietary management information systems to leverage our transactional infrastructure. Our 46 distributors, which are currently independent, focus on the operational infrastructure of our cylinder exchange service including refilling, refurbishing and direct-store delivery of grill cylinders to retailers, and we have agreed in principle on financial terms on which we would acquire nine of our key distributors. We believe that our distributor network affords us the opportunity to service approximately 90% of the cylinder exchange markets in the United States.

         Our products business segment is focused on propane appliances like propane grills and patio heaters that use propane cylinders as their fuel source in order to increase consumer demand for propane cylinder exchange. This segment was significantly expanded with our April 2000 acquisition of Uniflame Corporation, an import and design company. In addition, we offer non-propane products including charcoal grills, fireplace accessories and garden products. These products are sold through many of the same home improvement centers and mass merchants that offer our branded cylinder exchange service, as well as hearth and department stores throughout the United States. With our acquisition of QuickShip, Inc. in October 2000, we also offer in-store retail shipping services, primarily at major grocery chains.

OUR MARKET

         Cylinder Exchange. The market for propane grill cylinder exchange is a large and growing market, which we currently estimate to be a $1 billion annual market opportunity. We believe we can increase our market opportunity by importing new propane appliance products like patio heaters. Based on the 2001 Barbecue Grill Usage and Attitude Study conducted on behalf of the Hearth, Patio and Barbecue Association ("HPBA"), we believe that approximately 49 million United States households own a propane grill. The HPBA reports that, from 1997 to 2001, sales of propane grills exceeded the combined annual sales of charcoal, natural gas and electric grills.

         The HPBA study estimates that the average propane grill owner uses 1.8 cylinders of propane per year, which results in an estimated 88 million cylinder transactions per year. According to the HPBA study, propane grill cylinder exchange, as opposed to the traditional refilling of empty cylinders, represents approximately 30% of all cylinder transactions, up from 25% in 1999 and 21% in 1997. Our growth has primarily resulted from converting consumers from the traditional refilling of empty cylinders to our convenient and safe alternative of propane grill cylinder exchange.

         Products. Uniflame focuses on selling a wide assortment of charcoal, electric and propane grills through retailers and also sells propane-fueled outdoor patio heaters and other outdoor hearth products that complement the use of grills by extending outdoor living in cooler weather conditions. According to the HPBA study, 76% of United States households own a grill, 3 out of 5 barbecue grills are used year round and more than 14 million barbecue grills were shipped to retailers in 2001. Based on research published by the HPBA, the market for grills and other propane appliances exceeds $1.7 billion annually.

OUR STRATEGY

         Our objective is to strengthen our position as the leading national provider of propane cylinder exchange by providing the greatest value to consumers and providing a return to our stakeholders. The key elements of our strategy to achieve this objective are: converting refill consumers to exchange, increasing cylinder exchange demand and leveraging our infrastructure.

Converting Refillers to Propane Grill Cylinder Exchange. According to the 2001 HPBA study, propane grill cylinder exchange as opposed to traditional refilling of empty cylinders, represents approximately 30% of all cylinder transactions, up from less than 10% in 1995.

- Promote the Blue Rhino Brand and Consumer Awareness of Cylinder Exchange. We have created a distinctive Blue Rhino brand name and logo that we prominently feature on cylinder sleeves and display racks. In addition, we undertake brand marketing and promotional initiatives, including point of purchase displays, print media and cooperative advertising, and engage in cross-marketing promotions with other grilling-related products. We have also selectively placed targeted broadcast and print media advertising campaigns that focus on raising consumer awareness of our cylinder exchange program and are actively involved with consumer, trade and regulatory associations in an effort to promote the growth of cylinder exchange.

- Capitalize on Recent Guidelines Requiring Overfill Prevention Device ("OPD") Valves. Beginning April 1, 2002, National Fire Protection Association ("NFPA") guidelines require that all propane cylinders refilled be fitted with an OPD valve. As a result of this new safety standard, many of the cylinders that are presented at refill centers are obsolete, forcing the consumer to purchase or exchange for a new cylinder to meet the safety standard. We launched a consumer education campaign to encourage consumers to upgrade their cylinders at one of our convenient 26,000 cylinder exchange locations. We currently believe that this new safety standard will positively affect the demand for cylinder exchange through our fiscal year 2004.

         - Investment in Valve Changing Capacity. We have made a significant investment in the specialized equipment required to increase our valve changing capacity to satisfy the expected demand to convert non-OPD cylinders into OPD cylinders. In May 2000, R4 Technical Center - North Carolina, LLC commenced operations of an automated propane bottling and cylinder refurbishing plant. We own a 49% interest, Manchester Tank & Equipment Co. owns a 50% interest, and Platinum Propane, LLC owns the remaining 1% interest in this joint venture. We currently believe this facility utilizes the most advanced technology in the industry, is the only facility of its kind in North America and has more valve changing capacity than the rest of the industry combined and currently expect it to provide increased cost efficiencies and quality control for refilling and refurbishing cylinders.

         - Sale of Valves. To capitalize on the market created by the NFPA standard, we sell our Underwriters Laboratories'-approved OPD valve, which automatically stops the flow of liquid propane gas into the cylinder when the cylinder is full, to many of our distributors.

- Develop and Selectively Expand our Retailer Relationships. We target the following four categories of retailers for cylinder exchange: home centers/hardware stores, mass merchants, grocery stores and convenience stores. Our relationships with major retailers such as Home Depot, Lowe's, WaloMart, Sears, Kmart, Kroger, Food Lion, Winn-Dixie, SuperAmerica, Circle K and ExxonMobil allow us to place cylinders in a large number of convenient, high-traffic locations. We seek to develop and selectively expand our relationships with retailers in the following ways:

         - Expand into New Locations of our Existing Retailers. We work closely with our largest retail accounts to coordinate the rollout of our cylinder exchange service in conjunction with the opening of their new locations.

         - Selectively Establish Relationships with New Retailers. We believe there are approximately 225,000 potential grill cylinder exchange locations in our targeted markets, of which we currently service more than 26,000. We establish new retail relationships through direct sales and by acquisition. We continually review our existing locations to ensure they meet our performance criteria and we de-install non-performing locations and relocate those assets to more suitable locations.

Increasing Demand for Cylinder Exchange. We have the ability to provide the consumer with the initial appliance purchase that uses cylinders as their fuel source and the necessary, recurring purchase of fuel through propane cylinder exchange.

- Market Propane Appliances that Use Grill Cylinders as Their Fuel Source. We currently offer propane grills, patio heaters and portable patio heaters that are sold through major retailers such as Home Depot, Lowe's, Wal*Mart and Sears. In addition, we will soon offer propane-fueled mosquito exterminators, and we expect our products segment to seek to identify additional quality-manufactured, propane-fueled products to sell through the same major retailers that offer the branded Blue Rhino cylinder exchange service.

         - Patio Heaters. In April 2000, we acquired substantially all of the assets of International Propane Products, LLC, the designer and importer of our Endless Summer(R) patio heaters, which we began selling in December 1998. Our patio heaters, now marketed and sold by Uniflame, use the same cylinders as propane grills, and we believe they will increase the counterseasonal demand for cylinder exchange.

         - Mosquito Exterminators. A variety of propane-powered mosquito exterminators have recently been introduced to the marketplace to provide an enhanced and healthier outdoor living experience. These environmentally friendly devices, which have begun to receive retail and consumer acceptance, use propane from standard 20-lb. propane cylinders to create carbon dioxide that, when combined with the chemical octenol, attracts blood-seeking insects such as mosquitoes, black flies and no see-ums. The devices then trap the insects where they dehydrate and die. If operated continuously throughout the mosquito season, we currently expect that mosquito exterminators will use approximately six propane cylinders. We have developed a high performance mosquito exterminator that we believe will help expand market acceptance of this product more quickly and create even greater demand for cylinder exchange, and we currently anticipate beginning to ship this product to retailers during our second fiscal quarter.

Continuously Improve Infrastructure to Support Growth in Cylinder Exchange Transactions. In the last five years, we have developed what we believe to be the most advanced and efficient direct-store delivery infrastructure servicing retailers. We will continue to invest in processes and systems to enhance our ability to handle significant growth while minimizing incremental costs.

- Utilize Proprietary Management Information Systems ("MIS") to Enhance Efficiency. We have developed and intend to continue to enhance our sophisticated data and technology infrastructure to streamline our operations. We furnish each distributor with handheld devices that utilize Blue Rhino developed custom software to serve as the data collection point for every delivery. This data is seamlessly integrated with our delivery, imaging and financial databases to allow us to provide the retailer and the distributor with a detailed transactional and inventory history as well as demand forecasts. This system also allows us to bill and collect from retailers through an electronic gateway, thereby eliminating data entry of transactions and the handling of paper documents. The reporting system enables the distributor to better manage inventory and forecast sales volumes and reduces errors and administrative costs for both the retailer and the distributor.

- Leverage National Distributor Network. We have established a network of 46 distributors that are currently independent and we have agreed in principle on financial terms on which we would acquire nine of our key distributors. We believe our distributor network covers approximately 90% of the cylinder exchange markets in the United States. We plan to leverage this network by increasing each distributor's market penetration through increased consumer demand for cylinder exchange and the selective addition of new retail locations. We assist our distributors' ability to service accounts by providing cylinder and cylinder display leasing, by providing electronic billing systems through handheld terminals, by providing other information technology and by arranging for consolidated propane purchasing, store training and retail merchandising.

Market Products and Services that Leverage our Infrastructure and Offset our Seasonality. We expect to continue to pursue product and service opportunities that allow us to leverage our existing corporate infrastructure and offset the seasonality of our core propane grill cylinder exchange business. These opportunities currently include:

- Barbecue grills, fireplace accessories and garden products. Uniflame currently offers the propane-fueled products described above, as well as non-propane products like charcoal grills, fireplace accessories and an array of garden products, that are sold through major retailers such as Home Depot, Lowe's, Wal*Mart and Sears. These products provide leverage with manufacturers and offset our fixed infrastructure costs.

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

COMPETITION

         Cylinder exchange. The propane grill cylinder refilling industry is highly fragmented and competitive. Competition is based primarily upon convenience, quality of product, service, historical relationships, perceived safety and price. We believe that we are the leading national provider of propane grill cylinder exchange, but the 2001 HPBA study states that 70% of consumers refill their grill cylinders rather than exchange them. Accordingly, our primary competition currently comes from the approximately 20,000 bulk refilling stations owned and operated by propane dealers, as well as certain rental outlets, recreational vehicle centers and hardware stores.

         Products. The $1.7 billion barbecue grill and patio heater market is extremely competitive. In the barbecue grill industry, five of our competitors control 90% of the market share. Competition in the direct import products business is primarily based on price, quality and performance of products and product features.

REGULATIONS AND STANDARDS

         Cylinder exchange. The storing and dispensing of propane is covered by guidelines published by the National Fire Protection Association in Pamphlets 54 and 58. Recent National Fire Protection Association initiatives include a requirement that all grill cylinders placed in use or recertified after September 30, 1998, and that all grill cylinders refilled after April 1, 2002 must be fitted with an overfill prevention device. Our distributors are also governed by local laws and regulations that vary by municipality and state. Typically, a distributor must obtain permits from a local fire marshal for each propane sales location. Our regional and corporate personnel typically assist the distributors in this process when feasible. We are actively involved with the National Propane Gas Association, an industry association that participates in the drafting of model state legislation designed to create uniform state and local legislation to provide consumers, retailers and distributors with up-to-date safety regulations.

         Products. Uniflame's propane grills are tested and designed to standards determined by the American National Standards Institute. Uniflame's patio heaters are tested and designed to standards determined by the Canadian Standards Association. Uniflame's electric grill is listed with Underwriters' Laboratories and is designed to standards determined by Underwriters' Laboratories.

PROPRIETARY RIGHTS

         We have invested substantial time, effort and capital in establishing the Blue Rhino brand and believe that our trademarks are an important part of our business strategy. The Blue Rhino name and logo, the names RhinoTUFF(R), Tri-Safe(R), Bison(R) and Bison Design(R), Uniflame(R), UniGrill(R), DuraClay(R), GardenArt(R), America's Choice For Grill Gas(R), Endless Summer(R), Endless Summer Comfort(R), Grill Gas(R) and Grill Gas Design(R), Harmony(TM), ShippingSpot(TM) and ShippingSpot Design(TM), Grill Aficionado(TM) and SkeeterVac(TM) are our registered and pending trademarks. In addition, we have patents issued for an Overflow Protection Valve Assembly and a Method for Reconditioning a Propane Gas Tank, which expire in 2018 and 2017, respectively, as well as certain other applications pending. The protection afforded by our patents is critical to our ability to provide our cylinder exchange service cost-effectively and to maintain our competitive advantage. In particular, we expect our Overflow Protection Valve Assembly patent to help enable us to capitalize on the NFPA guidelines that became effective April 1, 2002.

         While we may apply for additional trademarks, patents or copyrights in the future, we cannot be sure that any trademark, patent or copyright will be issued, that any of our trademarks, patents or copyrights will be held valid if subsequently challenged or that others will not claim rights in or ownership of our intellectual property or other proprietary rights.

SEASONALITY

         We have experienced and currently expect to continue to experience seasonal fluctuations in our revenues and operating income. Our revenues and operating income have been highest in the spring and summer, which includes the majority of the grilling season, and lowest in the fall and winter. Our cylinder exchange segment, which generally enjoys higher margins than our products and other segment, experiences higher revenues and operating income in the spring and summer. Conversely, our products and other segment experiences higher revenues and operating income in the fall and winter. Sustained periods of poor weather, particularly in the spring and summer or otherwise resulting in a shortened outdoor living season, can negatively impact our revenues. Accordingly, the results of operations in any quarter will not necessarily be indicative of the results that we may achieve for a full fiscal year or any future quarter.

EMPLOYEES

         As of August 31, 2002, we had 136 employees, of whom 26 were engaged in sales and marketing, 19 in distributor services, 10 in information systems, 54 in administration and finance and 27 in warehouse functions. We have not experienced any work stoppages and believe we generally have good relations with our employees.

FINANCIAL INFORMATION ABOUT SEGMENTS AND GEOGRAPHIC AREAS

         In fiscal 2002, approximately $127.9 million, or 62.2%, of our revenues were derived from cylinder transactions and approximately $77.6 million, or 37.8%, of our revenues were derived from product sales. In fiscal 2001, approximately $85.7 million, or 62.1%, of our revenues were derived from cylinder transactions and approximately $52.3 million, or 37.9%, of our revenues were derived from product sales. In fiscal 2000, approximately $68.3 million, or 87.3%, of our revenues were derived from cylinder transactions and approximately $10.0 million, or 12.7%, of our revenues were derived from product sales. For additional financial information regarding our individual business segments, see Note 20 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K. In fiscal 2002, 2001 and 2000, respectively, approximately $203.4 million(98.9%), approximately $134.3 million (97.3%) and approximately $77.5 million (99.1%) of our revenues were derived from customers in the United States. For each year, the balance of our revenues was derived from customers located in other countries, primarily Canada. At July 31, 2002, approximately $400,000 of our long-lived assets were located in countries other than the United States.

ADDITIONAL FACTORS THAT MAY AFFECT OUR BUSINESS OR FUTURE RESULTS

         Our revenues are concentrated with a limited number of retailers under nonexclusive arrangements that they may terminate at will. For fiscal 2002, Wal*Mart, Home Depot, and Lowe's represented approximately 32%, 18% and 9% of our net revenues, respectively. None of our significant retail accounts are contractually bound to offer Blue Rhino cylinder exchange or Uniflame products. Therefore, retailers can discontinue Blue Rhino cylinder exchange or sales of Uniflame products at any time and offer a competitor's cylinder exchange or products or none at all. Continued relations with a retailer depend upon various factors, including customer service, consumer demand, competition and cost. In addition, certain of our retailers have multiple vendor policies and may seek to offer a competitor's cylinder exchange program or products competitive with Uniflame's products at new or existing locations. If any significant retailer materially reduces, terminates or is unwilling to expand its relationship with us, our business may suffer.

         Service of our cylinder exchange retail locations is concentrated with a limited number of distributors. As of July 31, 2002, distributors controlled by two entities serviced approximately 35% of our cylinder exchange retail locations. Sales by these key distributors resulted in approximately 41% of our cylinder exchange net sales for fiscal 2002. The five distributors owned by Platinum Propane Holding, L.L.C. accounted for approximately 32% of our cylinder exchange net sales for fiscal 2002. If any of our major distributors were to reduce or terminate their relationship with us or suffer a disruption in service, our cylinder exchange business may suffer.

         Our retailer relationships depend heavily on our distributors' performance. We currently rely exclusively on independent distributors to deliver our products to retailers. Our success will depend on our ability to maintain existing distributor relationships and on the distributors' ability to set up and adequately service an expanding base of retail accounts. We exercise only limited influence over the resources that our independent distributors devote to cylinder exchange. We could suffer a loss of consumer or retailer goodwill if our distributors do not adhere to our quality control and service guidelines or fail to ensure an adequate and timely supply of cylinders at retail locations. The poor performance of a single distributor to a national retailer could jeopardize our entire relationship with that retailer and cause our business to suffer.

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

         We face competition from major propane providers and other grill cylinder exchange providers. Major propane providers, such as AmeriGas Propane Partners, L.P., Ferrellgas Propane Partners, L.P., Heritage Propane Partners, L.P. and Suburban Propane Partners, L.P., could establish new or expand their existing cylinder exchange businesses nationally. These major propane providers have greater resources than we do and may be able to undertake more extensive marketing campaigns and adopt more aggressive pricing policies than we can. We also compete with numerous regional cylinder exchange providers, which typically have operations in a few states, and with local cylinder exchange providers. If these competitors expand their cylinder exchange programs or new competitors enter the market or grow to compete with us on a national scale, our market share and gross margins could decrease.

         If we experience problems associated with the R4 Technical Center, our business may suffer. In May 2000, R4 Technical Center - North Carolina, LLC, a joint venture in which we own a 49% ownership interest, commenced operations of an automated propane bottling and cylinder refurbishing plant in North Carolina. Many of our distributors rely on the R4 Technical Center for their required supplies of refilled and refurbished cylinders. Management of the joint venture is effectively shared with Manchester Tank & Equipment Co., a 50% owner. If the R4 Technical Center experiences problems, whether operational, caused by management disagreements or otherwise, it may be unable to meet production goals, achieve targeted production costs or otherwise satisfy our distributors' needs in which event the ability of our distributors to service our retail accounts may be adversely impacted and cause our business to suffer. Furthermore, based on our ownership interest, we recognize 49% of the R4 Technical Center's net earnings or losses. If the R4 Technical Center is unable to generate earnings, our business, financial condition and results of operations may suffer.

         If we are unable to manage the impact of recent overfill prevention device valve guidelines, our business may suffer. Guidelines published by the National Fire Protection Association ("NFPA") in Pamphlets 54 and 58 require that all grill cylinders refilled after April 1, 2002 must be fitted with an overfill prevention device valve. If we or our distributors cannot satisfy the demand for compliant cylinders such that our retailers maintain an adequate supply, our retailer relationships may suffer. In addition, we have fixed in advance the price per cylinder exchange unit charged to our retailers. When pricing, we make certain assumptions with regard to the number of cylinders that will already have an overfill prevention device valve when presented for exchange, on which our margins will be greater, and the number of cylinders that will need an overfill prevention device valve. If our actual experience is inconsistent with our assumptions, our margins on sales to that retailer will be lower than expected, which may have an adverse effect on our financial condition and results of operations.

         We depend on management information systems to manage all aspects of our business effectively. We depend on our management information systems (MIS) to process orders, manage inventory and accounts receivable collections, maintain distributor and customer information, maintain cost-efficient operations and assist distributors in delivering products on a timely basis. In addition, our staff of MIS professionals relies heavily on the support of several key consultants. Any disruption in the operation of our MIS, loss of employees knowledgeable about such systems, termination of our relationship with one or more of these key consultants or failure to continue to modify such systems effectively as our business expands could negatively affect our business.

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

         Our business is subject to seasonal and quarterly fluctuations. We have experienced and currently expect to continue to experience seasonal fluctuations in our revenues and operating income. Our revenues and operating income have been highest in the spring and summer, which includes the majority of the grilling season, and lowest in the fall and winter. Our cylinder exchange segment, which generally enjoys higher margins than our products and other segment, experiences higher revenues and operating income in the spring and summer. Conversely, our products and other segment experiences higher revenues and operating income in the fall and winter. Sustained periods of poor weather, particularly during the spring and summer or otherwise resulting in a shortened outdoor living season, may negatively impact our total revenues and gross margin. Our timing and rate of establishing new retail locations and expenses incurred in anticipation of increased sales also may cause quarterly fluctuations in our results of operations. Accordingly, the results of operations in any quarter will not necessarily be indicative of the results that we may achieve for a full fiscal year or any future quarter.

         Propane supplies and costs are unpredictable and propane price increases could impact our profit margins. Our distributors purchase propane from natural gas providers and oil refineries that produce propane as a by-product of the refining process. The R4 Technical Center, which operates the automated propane bottling and cylinder refurbishing plant in North Carolina, also purchases propane. The supply and price of propane fluctuates depending upon underlying natural gas and oil prices and the ability of suppliers to deliver propane. A substantial increase in propane prices could lead to decreased profit margins for us or our distributors and could impact our distributors' ability or desire to service our retail accounts which could negatively affect our business.

         Propane is a volatile product and we face potential product liability. Propane is a gas which, if exposed to flame or high pressure, may ignite or explode, potentially causing significant property damage and bodily harm. In the past, fires and other incidents have occurred at refurbishing and refilling facilities operated by our distributors that resulted in bodily injuries and substantial property damage. Because of the volatility of propane, accidents may occur during the refurbishing, refilling, transport, storage, exchange, use or disposal of cylinders. Because the Blue Rhino name and logo are prominently displayed on all cylinders and cylinder displays, we could be subjected to damage claims. In addition, we offer or will offer propane-fueled appliances like grills, patio heaters and mosquito exterminators that use propane cylinders as their fuel source. Accidents may occur while using the appliances due to misuse or malfunction, resulting in property damage and bodily harm. We also sell an OPD valve for use in propane cylinders. Accidents may occur while using propane cylinders fitted with this valve due to misuse or failure, resulting in property damage or bodily harm. Because we have offered these propane appliances and OPD valves to consumers, we could be subject to damage claims. We could also be subject to claims related to manufacturing defects or workplace accidents at the R4 Technical Center's automated propane bottling and cylinder refurbishing plant. If an accident happens, we could incur substantial expense, receive adverse publicity and suffer a loss of sales. We cannot be sure that insurance will provide sufficient coverage in any particular case or that we or our distributors will be able to continue to obtain desired insurance coverage at an acceptable cost.

         In addition to damage claims, any cylinder-related accident involving personal injury could affect our reputation and the perceived benefits of cylinder exchange and, particularly if the accident were to trigger adverse publicity, could affect the willingness of retailers to continue to offer, or consumers to continue to use, cylinder exchange, any of which may cause our business, financial condition and results of operations to suffer.

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

         There are few sources of cylinders and valves. To adequately service our retail accounts, our distributors need a sufficient supply of cylinders and valves. There are only two major cylinder suppliers and only six major valve suppliers in the U.S. market. We have cylinder supply relationships with four international partners and a valve supply relationship with one international partner. As a result of the new OPD guidelines, the demand for cylinders and valves exceeds their supply and shortages have occurred during the summer of 2002. If we or our distributors are unable to obtain sufficient quantities of cylinders or valves, delays or reductions in service could occur which may cause our business, financial condition and results of operations to suffer.

         Our products segment is reliant on suppliers based in China. We rely on the products segment of our business for a significant percentage of our net sales. Uniflame imports a substantial percentage of its products from companies based in China. As a result, Uniflame may be adversely affected by changes in the prevailing political or economic climates in China. In addition, if China were to lose its "most favored nation" trade status with the United States, there would likely be an increase in duty for Uniflame's products, which may cause our business, financial condition and results of operations to suffer.

         Our retail shipping services require significant investment. QuickShip, Inc. has invested substantial resources to develop, install and support its retail shipping system prior to receipt of any revenues from those services. QuickShip's business model generally permits the grocery store or other retailer to offer the shipping services to its customers and to pay QuickShip each time a customer accesses the system. Accordingly, we cannot be sure that QuickShip will be able to recover the investment made to install its system with any particular grocery store or other retailer, or with all such grocery stores and other retailers.

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

ITEM 2. PROPERTIES

         We lease our Winston-Salem, North Carolina headquarters from Rhino Real Estate, LLC, a company affiliated with our CEO and one of our directors. Pursuant to the terms of the lease, we pay annual rent of approximately $333,264, plus our allocable share of all taxes, utilities and maintenance. The lease terminates on December 31, 2002 and includes an option to renew for one one-year term. We currently expect to exercise our option to renew.

         Uniflame Corporation, our wholly owned subsidiary, leases an office/warehouse facility located in Zion, Illinois from H & M Enterprises, LLC, a company affiliated with the president of Uniflame. Pursuant to the terms of the lease, Uniflame pays annual rent of approximately $308,000, plus its allocable share of all taxes, utilities and maintenance. The lease terminates on March 31, 2005. This facility is used by Uniflame in the conduct of our products business segment.

         QuickShip, Inc., our wholly owned subsidiary, leases office space at our Winston-Salem, North Carolina headquarters from Rhino Real Estate, LLC, a company affiliated with two of our directors. Pursuant to the terms of the lease, QuickShip pays annual rent of approximately $14,496, plus its allocable share of all taxes, utilities and maintenance. The lease terminates on April 30, 2003 and includes an option to renew for one one-year term. We currently expect to exercise our option to renew.

         In September 2001, we purchased the land, buildings, and equipment owned and used by R4 Tech located in Hamptonville, NC. Contemporaneously with the sale, R4 leased back the land, buildings and equipment from us under the terms of a three-year operating lease. We receive annual rent of $760,000. The land consists of approximately 17 acres and the buildings consist of: (i) the office building containing approximately 4,930 square feet, (ii) the production building containing approximately 23,900 square feet, (iii) the warehouse building containing approximately 17,955 square feet, and (iv) the service building containing approximately 4,800 square feet.

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

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

         Our common stock is traded on the Nasdaq National Market under the symbol "RINO." The table below shows the high and low per share sales prices of our common stock for the periods indicated, as reported by the Nasdaq National Market. As of September 25, 2002, there were 129 record holders of our common stock.


                                             PRICE RANGE OF
                                              COMMON STOCK
                                             --------------
                                             HIGH       LOW
                                             ----       ---
         FISCAL YEAR ENDED JULY 31, 2002
           First Quarter................    $ 4.88     $3.00
           Second Quarter...............      7.54      4.50
           Third Quarter................      9.57      6.90
           Fourth Quarter...............     14.57      8.60

                                             PRICE RANGE OF
                                              COMMON STOCK
                                             --------------
                                             HIGH       LOW
                                             ----       ---
         FISCAL YEAR ENDED JULY 31, 2001
           First Quarter................    $8.00     $3.25
           Second Quarter...............     4.00      2.13
           Third Quarter................     4.41      2.06
           Fourth Quarter...............     6.41      3.55

         We have never declared nor paid any cash dividends on shares of our common stock. We currently intend to retain all earnings for future growth and, therefore, do not anticipate paying any cash dividends in the foreseeable future. Payments of cash dividends are prohibited by certain of our existing financing agreements and may be prohibited in the future under then existing financing agreements. Even if not prohibited by our financing agreements, the payment of cash dividends in the future will be at the discretion of the Board of Directors and subject to applicable law, and there can be no assurance that we will pay any dividends in the future.

         In March, April and May 2002, we issued an aggregate of 1,000,000 shares of our common stock upon the voluntary conversion of an aggregate of 1,000,000 shares our Series A Convertible Preferred Stock by the holder thereof as permitted under our Second Amended and Restated Certificate of Incorporation, as amended. The shares of common stock were issued in reliance on Section 3(a)(9) of the Securities Act of 1933, as amended, as a security exchanged with an existing security holder exclusively where no commission or other remuneration is paid or given, directly or indirectly for soliciting such exchange. In conjunction with these conversions, we also issued an aggregate of 96,532 shares of our common stock in satisfaction of the accrued dividend payable upon conversion of such shares of Series A Convertible Preferred Stock. Effective September 24, 2002, as permitted under our Second Amended and Restated Certificate of Incorporation, as amended, we converted the remaining 1,850,000 shares of our outstanding Series A Convertible Preferred Stock into 1,850,000 shares of our common stock, similarly in reliance on Section 3(a)(9) of the Securities Act. In conjunction with this conversion, we issued an aggregate of 137,079 shares of our common stock in satisfaction of the accrued dividend payable upon conversion of such shares of Series A Convertible Preferred Stock.

         On September 5, 2002, we issued 100,000 shares of our common stock upon exercise of a warrant in common stock for consideration of $6.00 per share in reliance on Section 4(2) of the Securities Act of 1933, as amended, based on the isolated nature of the transaction and representations previously received from the warrant holder with regard to his knowledge and experience in business and financial matters, access to material information and status as an accredited investor.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

         The following selected consolidated statements of operations and balance sheet data of the Company as of and for the periods ended July 31, 2002, 2001, 2000, 1999 and 1998 have been derived from our audited consolidated financial statements. The financial data set forth below should be read in conjunction with "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8 -- Financial Statements and Supplementary Data -- Consolidated Financial Statements of the Company and Related Notes Thereto" included elsewhere herein.


                                                                               FISCAL YEAR ENDED
                                                          -------------------------------------------------------------------
                                                           JULY 31,       JULY 31,       JULY 31,      JULY 31,      JULY 31,
                                                             2002          2001           2000          1999          1998
                                                          ---------      ---------      ---------      --------      --------
                                                                           (IN THOUSANDS, EXCEPT PER SHARE AND
                                                                                 RETAIL LOCATIONS DATA)

CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Net revenues ........................................     $ 205,585      $ 137,957      $  78,230      $ 53,820      $ 27,938
Operating costs and expenses:
  Cost of sales .....................................       159,440        106,783         57,994        38,661        20,525
  Selling, general and administrative ...............        21,886         18,688         12,966         8,539         6,338
  Depreciation and amortization .....................         7,888          8,461          4,717         2,872         1,278
  Nonrecurring items(1) .............................            --             --             --            --           476
                                                          ---------      ---------      ---------      --------      --------
          Total operating costs and expenses ........       189,214        133,932         75,677        50,072        28,617
                                                          ---------      ---------      ---------      --------      --------
          Income (loss) from operations .............        16,371          4,025          2,553         3,748          (679)
Other expenses (income):
  Interest expense ..................................         6,217          5,134          2,949           837         1,734
  Loss on investees(2) ..............................           714          2,572            403           311           324
  Nonrecurring items(1) .............................            --            449             --           551            --
  Other, net ........................................          (422)          (301)            16           (48)         (234)
                                                          ---------      ---------      ---------      --------      --------
        Income (loss) before income taxes and
        extraordinary loss ..........................         9,862         (3,829)          (815)        2,097        (2,503)
Income taxes ........................................            47            123             32            30            --
                                                          ---------      ---------      ---------      --------      --------
          Income (loss) before extraordinary loss ...         9,815         (3,952)          (847)         2067        (2,503)
Extraordinary loss, net .............................            --             --            158            --           304
                                                          ---------      ---------      ---------      --------      --------
          Net income (loss) .........................     $   9,815      $  (3,952)     $  (1,005)     $  2,067      $ (2,807)
Preferred dividends .................................         1,789            770             --            --           596
                                                                         ---------      ---------      --------      --------
          Income (loss) available to common
            Stockholders(3) .........................     $   8,026      $  (4,722)     $  (1,005)     $  2,067      $ (3,403)
                                                          =========      =========      =========      ========      ========
PER SHARE DATA:
Basic earnings (loss) before extraordinary loss
  per common share ..................................     $    0.63      $   (0.41)     $   (0.10)     $   0.27      $  (1.06)
Basic extraordinary loss per common  share ..........            --             --          (0.02)           --          (.10)
                                                          ---------      ---------      ---------      --------      --------
Basic earnings (loss) per common share ..............     $    0.63      $   (0.41)     $   (0.12)     $   0.27      $  (1.16)
                                                          =========      =========      =========      ========      ========

Diluted earnings (loss) before extraordinary loss
  per common share ..................................     $    0.55      $   (0.41)     $   (0.10)     $   0.27      $  (1.06)
Diluted extraordinary loss per common share .........            --             --          (0.02)           --          (.10)
                                                          ---------      ---------      ---------      --------      --------
Diluted earnings (loss) per common share ............     $    0.55      $   (0.41)     $   (0.12)     $   0.27      $  (1.16)
                                                          =========      =========      =========      ========      ========

Shares used in per share calculations:
  Basic .............................................        12,658         11,641          8,736         7,645         2,945
                                                          =========      =========      =========      ========      ========
  Diluted(4) ........................................        14,701         11,641          8,736         7,787         2,945
                                                          =========      =========      =========      ========      ========

SELECTED OPERATING DATA:
Retail locations (at period end)(5) .................        26,000         27,000         25,000        18,500         9,500
Cylinder transactions ...............................         8,267          6,243          4,995         3,710         2,201
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents ...........................     $   1,563      $   1,044      $   1,079      $    913      $  5,908
Working capital .....................................        15,256         18,761          5,667         7,442         9,442
Total assets ........................................       143,373        127,344        108,175        59,899        30,470
Long-term obligations, less current maturities ......        39,259         50,931         42,396        24,111           260
Total stockholders' equity ..........................        78,362         57,149         41,952        27,338        24,816

---------
(1) See Note 21 of Notes to Consolidated Financial Statements for an explanation of this item in fiscal 2001. During fiscal 1999, the Company incurred costs in connection with an offering of common stock that was terminated before completion due to unfavorable market conditions. During fiscal 1998, the Company made changes to its business strategy, including the conversion to an independent distributor network. As a result, the Company recorded certain nonrecurring charges.

(2) See Note 9 of Notes to Consolidated Financial Statements for an explanation of these items for fiscal years 2002, 2001, and 2000. During fiscal 1999 and 1998, the Company had a loss on investee related to its convertible loan to Bison Valve, LLC.

(3) See Note 11 for fiscal 2002 and fiscal 2001 explanation. Dividends payable on our redeemable preferred stock (the "Old Preferred Stock") were $596 for fiscal 1998. The Old Preferred Stock was converted into shares of common stock in May 1998.

(4) For fiscal years 2001, 2000 and 1998, the weighted average number of shares outstanding excludes the effect of the exercise of all outstanding stock options and warrants and the conversion of the Old Preferred Stock into shares of common stock because such exercise or conversion would be anti-dilutive.

(5) The number of retail locations we report in any period is net of any retail locations at which we have discontinued our cylinder exchange service, whether due to closings, relocations, performance, competitive, regulatory or other factors.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with "Item 1 - Business - Additional Factors that may Affect our Business or Future Results," "Item 6 -- Selected Consolidated Financial Data" and our Consolidated Financial Statements and Notes thereto included in Item 8 of this Annual Report on Form 10-K.

OVERVIEW

         Blue Rhino was founded in March 1994. We believe we have become the leading national provider of propane grill cylinder exchange and a leading provider of complementary propane and non-propane products to consumers through many of the world's greatest retailers. Our branded propane grill cylinder exchange service is offered at more than 26,000 retail locations in 48 states and Puerto Rico, including leading home improvement centers, mass merchants, hardware, grocery and convenience stores. Our retail partners include Home Depot, Lowe's, Wal*Mart, Sears, Kmart, Kroger, Food Lion, Winn-Dixie, SuperAmerica, Circle K and ExxonMobil. Propane grill cylinder exchange provides consumers with a safe and convenient alternative to traditional propane tank refilling.

         Our cylinder exchange segment partners with retailers and distributors, which are currently independent, to provide consumers with a nationally branded alternative to traditional grill cylinder refill. We dedicate our efforts and capital to brand development, value-added marketing, customer service, cylinders, displays, account growth, distributor network development and management information systems. Our 46 distributors invest in the vehicles and other operational infrastructure necessary to operate cylinder exchange businesses and we have agreed in principle on financial terms on which we would acquire nine of our key distributors. We believe that our distributor network affords us the opportunity to service approximately 90% of the cylinder exchange markets in the United States.

         We currently offer three types of grill cylinder transactions: (i) like-for-like cylinder exchanges; (ii) cylinder exchanges with valve upgrades offering additional safety features; and (iii) filled cylinder sales. Cylinder transactions accounted for 62.2% of our net revenues in fiscal 2002.

         Our products segment revenue grew significantly in fiscal 2002 to $77.6 million from $52.3 million in fiscal 2001 primarily due to a substantial increase in the number of grills sold and an increase in the number of patio heaters sold. Our products division is separately managed by Uniflame's management team, which has extensive experience in the design and import of consumer products sold through mass retailers. Uniflame's revenues are derived from products that use propane cylinders as their fuel source, principally patio heaters and grills, and non-propane products such as charcoal grills, fireplace accessories and garden products. The majority of Uniflame's sales occur in the fall and winter months, which is counterseasonal to the strongest months for our cylinder exchange segment. QuickShip, Inc., a retail shipping services company that we acquired in October 2000, is included within the products segment as it is not currently significant on a stand-alone basis (Note 10).

         Our revenues are influenced by a number of factors, including seasonality, consumer awareness, weather conditions, new propane appliance sales, promotional activities, advertising and those factors described above under "Business - Additional Factors that may Affect our Business or Future Results." We have strategically expanded our business to better diversify our revenue stream, balance our seasonality and offer and promote more products that use our core grill cylinder exchange service like barbecue grills and patio heaters.

         Our cost of sales for cylinder exchange is comprised of a contractually determined fixed base amount, along with a variable component based on the price of propane, which we pay to our distributors for each cylinder transaction. Our cost of sales for products is comprised of the wholesale cost of products sold.

         Development of the infrastructure necessary to support a nationwide branded products and service company has resulted in an accumulated deficit of approximately $17.5 million as of July 31, 2002. This has resulted in net operating loss carryforwards of approximately $30.0 million for federal income tax purposes that are available to offset future taxable income, if any, in varying amounts from 2003 through 2021, subject to certain limitations as prescribed by Section 382 of the Internal Revenue Code. Based on our history of operating losses, we have recorded a valuation allowance to the full extent of our net deferred tax assets.

CRITICAL ACCOUNTING POLICIES

         Our consolidated financial statements and related public financial information are based on the application of generally accepted accounting principles of the United States of America ("GAAP"). GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, and revenue and expense amounts reported. We believe our uses of estimates and underlying accounting assumptions adhere to GAAP and are consistently applied. Valuations based on estimates are reviewed for reasonableness on a consistent basis. Actual results may differ materially from these estimates.

         We have identified the following critical accounting policies that, among others, affect the more significant judgments and estimates used in the preparation of our consolidated financial statements (for further detail, see "Summary of Significant Accounting Policies" in Note 2 of the Notes to Consolidated Financial Statements):

         Revenue Recognition. We recognize: (i) cylinder exchange revenues upon delivery of the cylinders to retailers by our distributors; (ii) products revenues upon shipment to retailers; and (iii) shipping services revenues at the time consumers ship packages at the in-store retail depot. We estimate returns and allowances against the revenues and record the estimated returns and allowances in the same period in which the revenue is recorded. These estimates are based upon historical analysis, customer agreements and/or currently known factors that arise in the normal course of business. If the allowances we calculate do not accurately reflect returns associated with current revenue, actual revenues could be higher or lower than the level recognized. Effective February 1, 2002, we adopted the Emerging Issues Task Force's Issue No. 00-14, Accounting for Certain Sales Incentives, which addresses the recognition, measurement and income statement classification for certain sales incentives, including rebates, coupons and free products or services. As provided in EITF No. 00-14, certain cooperative advertising costs historically included by the Company in selling, general and administrative expenses are now classified as reductions of net revenues. Prior period amounts have been reclassified for comparative purposes.

         Allowance for doubtful accounts. Allowances for doubtful accounts are estimated at the segment level based on estimates of losses related to customer receivable balances. Quantitative estimates are developed from accounts receivable agings based on expected losses. Qualitative estimates are based on evaluations of specific customer accounts in light of current economic conditions. Balances due from customers in bankruptcy are considered uncollectible. The establishment of reserves requires the use of judgments and assumptions regarding the potential for losses on receivable balances. If the allowances we calculate do not accurately reflect losses associated with current receivables, actual losses could be higher or lower than the level recognized.

         Depreciation of propane cylinders, cylinder displays and proprietary valves. We own cylinders and cylinder displays that we lease to our distributors under operating lease agreements (Notes 4 and 5 of the Notes to Consolidated Financial Statements). Cylinders are depreciated over their estimated useful lives of 25 years. Our distributors are contractually obligated to refurbish cylinders into like-new condition and reimburse us for any inventory shortages related to cylinders in the form of cash or like-new cylinders. This refurbishment cost is expensed as part of our cost of goods sold. Our displays are depreciated over their estimated useful lives of 10 years and our proprietary valves are depreciated over their estimated useful lives of 12 years. We believe these estimates are reflective of the future usefulness of these assets to our operations. In the event that future facts and circumstances indicate that the carrying value of cylinders, cylinder displays or proprietary valves may not be recoverable, estimated future undiscounted cash flows will be compared to the carrying value of the particular asset and, if less, an impairment loss will be recognized in an amount by which the carrying amount exceeds fair value.

         Intangible assets and goodwill impairment. As discussed in Note 6 of the Notes to Consolidated Financial Statements and in the "Impact of New Accounting Pronouncements" section of this report, we have significant intangible assets on our Consolidated Balance Sheets that include goodwill and other intangibles related to acquisitions. The valuation and classification of these assets and the assignment of useful amortization lives involves judgments and the use of estimates. In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. We applied the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal year 2002. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests and, in certain circumstances, more frequent impairment tests in accordance with the Statements. Impairment tests are designed to review the recoverability of the carrying values of the intangible assets and require the use of judgments and assumptions. The fair value of the intangible assets would be different using different estimates and assumptions in these valuation techniques. We cannot be sure that future goodwill impairment tests will not result in a change in asset valuations and a charge to earnings.

         Derivative instruments. As discussed in Note 17 of the Notes to Consolidated Financial Statements and in Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," we use derivative instruments to manage exposure to interest rate fluctuations and wholesale propane price volatility. In connection with these activities, we have adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which requires that all financial derivative instruments be recorded on the balance sheet at fair value. Fair values are based on listed market prices, when such prices are available. To the extent that listed market prices are not available, fair value is determined based on other relevant factors, including dealer price quotations, price quotations for similar instruments traded in different markets, and pricing models that consider current market conditions and contractual prices for the underlying financial instruments or commodities. Changes in the interest rate and commodity markets will impact our estimates of fair value in the future, potentially affecting our results of operations.

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated the percentage relationship of certain items from our statements of operations to net revenues. Due to many factors, including the National Fire Protection Association ("NFPA") guidelines that require that all propane cylinders refilled after April 1, 2002 be fitted with an overfill prevention device, the diversification of our product offerings and our rapid sales growth, any trends reflected by the following table may not be indicative of future results.


                                                                   2002               2001               2000
                                                                  -----              -----              -----
Net revenues .........................................            100.0%             100.0%             100.0%
Operating costs and expenses:
  Cost of sales ......................................             77.6               77.4               74.2
  Selling, general and administrative ................             10.6               13.6               16.6
  Depreciation and amortization ......................              3.8                6.1                6.0
                                                                  -----              -----              -----
      Total operating costs and expenses .............             92.0               97.1               96.8
                                                                  -----              -----              -----
      Income from operations .........................              8.0                2.9                3.2
Interest and other expenses (income):
  Interest expense ...................................              3.0                3.7                3.8
  Loss on investee ...................................              0.4                1.8                0.5
  Nonrecurring items .................................               --                0.3                 --
  Other, net .........................................             (0.2)              (0.2)                --
                                                                  -----              -----              -----

      Income (loss) before income taxes and
        extraordinary loss ...........................              4.8               (2.7)              (1.1)
Income taxes .........................................               --               (0.1)                --
                                                                  -----              -----              -----
      Income (loss) before extraordinary loss ........              4.8               (2.8)              (1.1)
Extraordinary loss, net ..............................               --                 --                0.2
                                                                  -----              -----              -----
          Net income (loss) ..........................              4.8               (2.8)              (1.3)
Preferred dividends ..................................              0.9                0.6                 --
                                                                  -----              -----              -----
          Net income (loss) available to common
             stockholders ............................              3.9%              (3.4)%             (1.3)%
                                                                  =====              =====              =====

COMPARISON OF YEARS ENDED JULY 31, 2002 AND 2001

         Net revenues. Net revenues increased 49.0% to $205.6 million for fiscal 2002 from $138.0 million for fiscal 2001. Net revenues for fiscal 2002 consisted of $128.0 million from cylinder transactions and $77.6 million from product sales. Cylinder exchange revenues increased 49.4% due primarily to an approximately 33% increase in the number of cylinder transactions to 8.3 million units in fiscal year 2002 from 6.2 million units during fiscal 2001, reflecting the positive trend toward consumer acceptance of cylinder exchange versus refill and the impact of the new NFPA guidelines requiring that all propane cylinders refilled after April 1, 2002 be fitted with an overfill prevention device ("OPD"). Approximately one-third of the increase in cylinder exchange revenues was due to price increases to retailers, enabled by a higher mix of upgrade transactions, and approximately two-thirds was due to an increase in the number of total cylinder transactions. Product revenues increased 48.5% due principally to an increase in the number of grills sold and to a lesser degree an increase in the number of patio heaters sold. We currently anticipate double-digit revenue growth for both our cylinder exchange and products and other segments for fiscal year 2003 and we currently expect the new NFPA guidelines to continue to contribute to our cylinder exchange revenue growth through at least the end of fiscal 2004.

         Gross margin. Our overall gross margin decreased slightly to 22.4% for fiscal 2002 from 22.6% for fiscal 2001. Gross margin percentage increased 70 basis points in cylinder exchange to 27.4% from 26.7% in fiscal 2001 due primarily to price increases to retailers partially offset by a restructured payment plan to distributors to reflect their cost of installing OPD valves. We have implemented propane hedges and modified our distributor payment structure in a manner that we currently believe will continue to limit the exposure of our cylinder exchange gross margin to volatility in propane prices. The products and other segment gross margin decreased to 14.3% in fiscal 2002 from 15.9% in fiscal 2001 due primarily to a shift in sales mix to products that carry a lower margin. For fiscal 2003, we currently expect cylinder exchange margins to continue to be at least 25% and product sales gross margins to continue to be between 12% and 18%.

         Selling, general and administrative expenses. Selling, general and administrative ("SG&A") expenses increased 17.1% to $21.9 million for fiscal 2002 from $18.7 million for fiscal 2001 and, as a percentage of net revenues, decreased to 10.6% for fiscal 2002 from 13.5% for fiscal 2001. The decrease in SG&A expenses as a percentage of net revenues was due primarily to the fact that a significant portion of such expenses are fixed and increased at a slower rate than did net revenues. SG&A expenses in the cylinder exchange segment increased 13.5% to $14.4 million for fiscal 2002 from $12.7 million for fiscal 2001 primarily due to increased personnel costs to support growth, additional costs associated with distributor operations and increased professional fees, partially offset by a decrease in marketing costs. SG&A expenses in the products and other segment increased 24.6% to $7.5 million from $6.0 million in the same period in the prior year primarily due to increased personnel costs to support growth at Uniflame and additional costs related to QuickShip, which had operating costs for the entire fiscal year 2002 compared to nine months in fiscal 2001. We currently expect selling, general and administrative expenses for fiscal 2003 to continue to decrease as a percentage of net revenues.

         Depreciation and amortization. Depreciation and amortization decreased to $7.9 million for fiscal 2002 from $8.5 million for fiscal 2001. This decrease was primarily due to a reduction in amortization expense to $309,000 for fiscal 2002 from $2.6 million for fiscal 2001 as a result of the elimination of goodwill amortization due to the implementation of SFAS No. 142, Goodwill and Other Intangible Assets. The decrease was partially offset by an increase in depreciation expense resulting from an increase in the number of cylinders held under operating lease agreements and from our acquisition, effective September 30, 2001, of machinery and equipment from R4 Technical Center North Carolina, LLC, the Company's joint venture ("R4 Tech").

         Interest expense. Interest expense increased to $6.2 million for fiscal 2002 from $5.1 million for fiscal 2001 primarily due to increased interest rates from our $15 million of subordinated debt that we obtained on June 15, 2001.

         Loss on investee. Loss on investee decreased to $714,000 for fiscal 2002 from $2.6 million for fiscal 2001 due primarily to increased revenue and improved gross margins. This charge represents our share of the loss related to our 49% ownership interest in R4 Tech. We currently expect R4 Tech to break even for fiscal 2003 and anticipate R4 Tech's revenues and operating income to be highest in our third and fourth fiscal quarters, which include the majority of the grilling season, and lowest in our first and second fiscal quarters.

         Other, net. Other, net increased to approximately $422,000 for fiscal 2002 from approximately $301,000 for fiscal 2001. Other income consists primarily of interest income from advances made to R4 Tech and distributors.

         Income taxes. The provision for income taxes, which reflects current state income tax expense, decreased to $47,000 in fiscal 2002 from $123,000 for fiscal 2001.

COMPARISON OF YEARS ENDED JULY 31, 2001 AND 2000

         Net revenues. Net revenues increased 76.3% to $138.0 million for fiscal 2001 from $78.2 million for fiscal 2000. Net revenues for fiscal 2001 consisted of $85.7 million from cylinder transactions and $52.3 million from product sales. The increase in revenues was due primarily to a four-fold increase in product sales reflecting an additional eight months of sales by Uniflame in fiscal 2001, as Uniflame was acquired in April 2000. Cylinder revenues increased 25.5% primarily due to an approximately 16% increase in same store sales, the maturity and increased consumer awareness of cylinder exchange locations selling less than one year and an increase in the prices charged to retailers. The number of cylinder transactions increased 25.0% to approximately
6.2 million units during fiscal 2001 from approximately 5.0 million units during fiscal 2000.

         Gross margin. Our overall gross margin decreased to 22.6% for fiscal 2001 from 25.9% for fiscal 2000. This decrease was due primarily to the increase in product segment sales as a percentage of net revenues. Product sales carry a lower gross margin than do cylinder transactions. Gross margin was also negatively affected in fiscal 2001 by increased payments to distributors that we made voluntarily from March 2000 through February 2001 to help offset an increase in wholesale propane prices. On March 1, 2001, we changed the method in which we pay our distributors and implemented a propane hedging strategy. These measures, combined with price increases to retailers, began to favorably impact cylinder exchange gross margins during the third quarter of fiscal 2001. In the fourth quarter of fiscal 2001, gross margins on cylinder transactions returned to historical levels in excess of 25%.

         Selling, general and administrative expenses. Selling, general and administrative expenses increased 44.1% to $18.7 million for fiscal 2001 from $13.0 million for fiscal 2000. Selling, general and administrative expenses decreased as a percentage of net revenues to 13.5% for fiscal 2001 from 16.6% for fiscal 2000. The increase in selling, general and administrative expenses was due primarily to overhead costs resulting from the Uniflame and QuickShip acquisitions being included in operations in fiscal 2001 and to increased marketing and administrative costs to support the growth in the cylinder exchange business. The decrease in selling, general and administrative expenses as a percentage of net revenues was due primarily to the fact that a significant portion of such expenses are fixed and increased at a slower rate than did net revenues.

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

         Interest expense. Interest expense increased to $5.1 million for fiscal 2001 from $2.9 million for fiscal 2000. The increase in interest expense resulted primarily from the additional borrowings outstanding under our credit facility combined with an increase in interest rates on the credit facility and interest expense on subordinated debt and related warrants. The additional borrowings were used primarily to fund operations, to purchase cylinders and cylinder displays leased to our distributors and to fund business acquisitions and our investment in and advances to R4 Tech, the operator of the automated propane bottling and cylinder refurbishing plant.

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

         Income taxes. The provision for income taxes, which reflects current state income tax expense, increased to $123,000 in fiscal 2001 from $32,000 for fiscal 2000.

         Extraordinary loss. The extraordinary loss of $158,000 in fiscal 2000 consisted of the unamortized debt discount and other debt issuance costs that were recognized due to the early retirement of convertible notes in July 2000.

LIQUIDITY AND CAPITAL RESOURCES

         Our primary sources of funds have been the incurrence of debt, the issuance of stock and cash flow from operations. The primary sources of cash for fiscal 2002 were cash provided by operations and, to a lesser extent, cash provided by the issuance of stock. Cash provided by operations was used to pay down existing debt in fiscal 2002, resulting in a $3.5 million decrease in working capital from fiscal 2001 to 2002. The primary sources of cash for fiscal 2001 and 2000 were cash provided by the issuance of stock and the proceeds from debt and, to a lesser extent, cash provided by operations.

         Net cash generated by operating activities was $16.7 million, $1.3 million, and $6.8 million for fiscal 2002, 2001, and 2000, respectively. The increase in cash provided by operations for fiscal 2002 over fiscal 2001 and 2000 was primarily due to the increase in net income and, to a lesser extent, the decrease in working capital needs due to improved management of accounts receivable and accounts payable.

        Net cash used in investing activities was $13.1 million for fiscal 2002, $16.3 million for fiscal 2001, and $31.3 million for fiscal 2000. The primary components of cash used in investing activities in all periods included purchases of cylinders leased to our distributors, investments in property, plant and equipment and advances to R4 Tech. For fiscal 2000, the primary components of cash used in investing activities included acquisitions and our net investment in, and advances to, R4 Tech.

        Net cash used in financing activities was $3.1 million for fiscal 2002 while net cash provided by financing activities was $14.9 million for fiscal 2001 and $24.6 million for fiscal 2000. Cash used in financing activities for fiscal 2002 included net payments on our credit facility and payments on long-term debt and capital lease obligations partially offset by net proceeds of $10.2 million from the sale of common stock in a private placement. Cash provided by financing activities for fiscal 2001 included $15.0 million in subordinated debt and net proceeds of $9.7 million from a preferred stock private placement partially offset by net payments on our credit facility. Cash provided by financing activities for fiscal 2000 included net proceeds on our credit facility, $6.4 million in net proceeds from the sale of common stock and $7.0 million in proceeds from the issuance of convertible debt.

        The following table summarizes our contractual payment obligations and other commercial commitments (in thousands):

                                                       PAYMENT OBLIGATIONS BY FISCAL YEAR ENDED JULY 31,

CONTRACTUAL OBLIGATIONS                 2003        2004        2005        2006        2007     THEREAFTER     TOTAL
                                      --------    --------    --------    --------    --------   ----------    --------
Long-term debt ...................    $  1,922    $    250    $ 12,334    $     --    $     --   $       10    $ 14,516
Capital lease obligations ........          91          22          --          --          --           --         113
Operating leases .................       1,034         564         333         163          33           --       2,127
                                      --------    --------    --------    --------    --------   ----------    --------
Total contractual cash obligations    $  3,047    $    836    $ 12,667    $    163    $     33   $       10    $ 16,756
                                      ========    ========    ========    ========    ========   ==========    ========

OTHER COMMERCIAL COMMITMENTS            2003        2004        2005        2006        2007     THEREAFTER     TOTAL
                                      --------    --------    --------    --------    --------   ----------    --------
Line of credit                        $     --    $ 26,643    $     --    $     --    $     --   $       --    $ 26,643
Standby letters of credit                1,093          --          --          --          --           --       1,093
                                      --------    --------    --------    --------    --------   ----------    --------
Total commercial commitments          $  1,093    $ 26,643    $     --    $     --    $     --   $       --    $ 27,736
                                      ========    ========    ========    ========    ========   ==========    ========

        Blue Rhino Corporation and QuickShip, Inc. lease their respective facilities from Rhino Real Estate, LLC, a company affiliated with Billy D. Prim, our Chairman, Chief Executive Officer and President, and Andrew J. Filipowski, our Vice Chairman. The leases expire on December 31, 2002 and April 30, 2003, respectively. Blue Rhino's rent expense for the years ended July 31, 2002, 2001 and 2000 was $239, $214 and $199, respectively, and QuickShip's rent expense for the years ended 2002 and 2001 was $33 and $45, respectively. Blue Rhino currently expects to exercise its option to renew the lease for an additional one-year term. Uniflame Corporation leases its facility from H & M Enterprises, LLC, a company affiliated with Mac McQuilkin, the president of Uniflame. The lease terminates on March 31, 2005. Uniflame's rent expense for the years ended July 31, 2002, 2001 and 2000 was $316, $308 and $100, respectively.

        On April 28, 2000, we entered into a joint venture agreement to operate and manage the automated propane bottling and cylinder refurbishing plant in North Carolina then owned by R4 Tech, which began operations in May 2000. We received a 49% ownership interest in the joint venture in exchange for our net contribution of approximately $3.4 million. The joint venture is being accounted for using the equity method of accounting. Effective September 30, 2001, we entered into a sale and leaseback transaction with R4 Tech. We purchased all of the land, buildings and equipment associated with the propane bottling and cylinder refurbishing operation for $7.6 million. The purchase price was used by R4 Tech to repay our outstanding advances. Contemporaneously with the sale, R4 Tech leased back the land, buildings and equipment from us under the terms of a three-year operating lease agreement. During fiscal years 2002 and 2001, we provided net advances of $1.0 million and $4.2 million, respectively, to R4 Tech. At July 31, 2002, we had advances outstanding of approximately $141,000 to R4 Tech and payables to R4 Tech of $1.8 million.

        On September 7, 2000, we completed a private placement of 1,716,667 shares of our Series A Convertible Preferred Stock to two institutional investors under common management and three individuals, including Billy Prim and Andrew Filipowski, for an aggregate purchase price of approximately $10.3 million. Messrs. Prim and Filipowski invested $50,000 and $250,000 for 8,333 and 41,667 shares of Series A Convertible Preferred Stock, respectively. In connection with this issuance of the Series A Convertible Preferred Stock we paid William Blair & Co. a placement fee of $500,000 in cash and issued a five-year warrant to purchase 16,667 shares of common stock at $6.00 per share.

        The Series A Convertible Preferred Stock accrued a cumulative dividend on the 20th day of December, March, June, and September of each year based on an annual rate of 5% through September 7, 2003; 12% from September 8, 2003 through September 7, 2004; and 15% thereafter. Effective September 7, 2001, the annual dividend rate increased to 15% because a registration statement covering the shares of common stock into which the Series A Convertible Preferred Stock was convertible was not yet effective. The 15% rate continued until the registration statement became effective on April 8, 2002. As of July 31, 2002 and 2001, we had accrued dividends on the outstanding shares of Series A Convertible Preferred Stock of $1.7 million and $770,000, respectively. During March, April and May 2002, the holder of 1,000,000 shares of Series A Convertible Preferred Stock voluntarily converted such shares into 1,000,000 shares of common stock. Effective September 24, 2002, as permitted by our Second Amended and Restated Certificate of Incorporation, as amended, we converted the remaining 1,850,000 outstanding shares of Series A Convertible Preferred Stock into 1,850,000 shares of common stock. Prior to the respective conversions, the shares of Series A Convertible Preferred Stock accrued a cumulative dividend that we satisfied, as permitted by the terms of the Series A Convertible Preferred Stock, by issuing an aggregate of 233,611 shares of our common stock to the holders of the Series A Convertible Preferred Stock upon conversion.

        On October 26, 2000, we completed the acquisition of QuickShip, Inc., a retail shipping service company and our wholly owned subsidiary. QuickShip, which currently offers its service at over 300 retail locations in 29 states, provides consumers with a convenient, full-service, in-store postal and parcel shipping depot and provides retailers with an additional revenue source. The aggregate purchase price, including certain acquisition costs, was approximately $9.8 million, comprised of approximately $1.0 million in cash and deferred payments, $86,000 in a five-year warrant to purchase 100,000 shares of common stock with an exercise price of $6.00 per share, $2.0 million in liabilities assumed and $6.8 million paid in the form of 1,133,333 shares of Series A Convertible Preferred Stock valued at $6.00 per share. We currently project QuickShip to be dilutive to earnings before interest, taxes, depreciation, and amortization ("EBITDA") by approximately $700,000 in fiscal 2003 and to be further dilutive to earnings as a result of expected depreciation and amortization expense.

        In July 2002, we amended and extended our existing bank credit facility (as amended, the "Credit Facility"). The Credit Facility consists of a $41.5 million revolving line of credit for general corporate purposes, inclusive of payments made under letters of credit issued for the benefit of the Company, and has a maturity date of August 1, 2003. The Credit Facility stipulates that the amount of the revolving line of credit will decrease to $40.0 million on January 1, 2003 and to $38.0 million on May 1, 2003. The Credit Facility includes a .50% fee on the average daily unused amount for each fiscal quarter. According to the terms of the Credit Facility, unless we have satisfied the entire outstanding indebtedness by the corresponding date, we are required to pay the bank: a $50,000 fee on December 31, 2002; a $100,000 fee on March 31, 2003; a $150,000
fee on June 30, 2003; and a $150,000 fee on September 30, 2003 and each successive quarter thereafter. The Credit Facility requires us to meet certain covenants, including minimum net worth and cash flow requirements, is collateralized by a lien on substantially all of our assets and permits early extinguishment of our $15 million in subordinated debt. The Credit Facility bears interest at the thirty-day London Interbank Offered Rate ("LIBOR") plus 3% per annum and, at July 31, 2002, the interest rate was 4.84%. At July 31, 2002, the balance on the Credit Facility was $26.6 million, and we were in compliance with all covenants. In conjunction with the amendment and extension of the Credit Facility, we entered into a syndication agreement with Bank of America intended to replace the Credit Facility with an expanded three-year syndicated facility of $50 million, which we currently expect to close in our fiscal second quarter ending January 31, 2003.

        We are a party to an interest rate swap agreement with a notional amount of $10.0 million as a partial hedge of our variable interest rate debt. The purpose of the swap is to fix interest rates on variable rate debt and to reduce our exposure to interest rate fluctuations. Under the swap agreement, which expires in July 2003, we pay a fixed rate of 7.36% and receive a rate equivalent to the thirty-day LIBOR, adjusted quarterly.

        On June 15, 2001, we completed a $15 million private placement of subordinated debt to an institutional investor. The agreement requires us to meet certain cash flow and other covenants and contains restrictions on capital expenditures and the payment of cash dividends. At July 31, 2002, we were in compliance with all covenants. The debenture bears interest at the annual rate of 13%, payable quarterly. The principal balance matures on August 31, 2006. In conjunction with the subordinated debt, we issued a warrant to the investor to purchase 1,372,071 shares of common stock, with an exercise price of $3.8685 per share (subject to adjustment for organic changes in our common stock and for certain future issuances below the then-existing exercise price). The warrant can be exercised at the holder's discretion in whole or in part any time until the later of June 15, 2011 or five years after payment of all amounts due under the debenture.

        On April 19, 2002, we completed the sale of 1.5 million shares of our common stock for $10.875 million in a private placement through SunTrust Robinson Humphrey Capital Markets, as Placement Agent, to selected institutional and individual investors at a price of $7.25 per share. The net proceeds from the financing were used to pay down the Credit Facility.

        We do not have any material capital commitments outstanding. We currently anticipate that our total capital expenditures for fiscal 2003, excluding acquisitions, will be approximately $10.0 million, and will relate primarily to cylinders, cylinder displays and computer technology. Our capital expenditure and working capital requirements in the foreseeable future will change depending on many factors including, but not limited to, the rate of our expansion, our operating results and any other adjustments in our operating plan needed in response to competition, acquisition opportunities or unexpected events. We believe that our existing borrowing capacity under the Credit Facility (or the proposed replacement syndicated facility), together with cash provided by operations, will be sufficient to meet our capital expenditure and working capital requirements through fiscal 2003. However, if we are unable to close the proposed replacement syndicated facility or if we experience an unexpected decrease in demand for our cylinder exchange service or our products, we may need additional funds to meet our capital requirements. In that event, or if we perceive conditions to be favorable, we may seek additional debt or equity financing. We cannot be sure that any additional equity or debt financing will be available on favorable terms or on terms that are not dilutive to our stockholders.

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

INFLATION

        We do not believe that inflation has had a material adverse effect on our revenues, cost of sales or our results of operations. We cannot be sure that our business will not be materially affected by inflation in the future.

PRICE OF PROPANE

        During the fiscal year ended July 31, 2001, there were dramatic increases in fuel costs and propane reached unusually high levels. During the fourth quarter of fiscal 2001 and continuing through the fourth quarter of fiscal 2002, propane prices returned to a range more consistent with historical levels. On March 1, 2001, we initiated a propane price hedging strategy that has reduced, and we believe will continue to reduce, our gross margin risk resulting from fluctuations in the price of propane. Our strategy is designed to reduce exposure to the fuel cost component of a significant portion of our total cylinder exchange volume. If propane costs rise for an extended period and our hedging strategy is unsuccessful, our gross margins and results of operations could be negatively affected due to additional costs that may not be fully recovered through an increase in our price to retailers.

OFF-BALANCE SHEET ARRANGEMENTS

         The Company does not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

        In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

        We applied the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal year 2002. Application of the nonamortization provisions of the Statements resulted in an increase in net income of approximately $2.6 million in fiscal 2002.

        At July 31, 2002, we had unamortized intangibles of $30.6 million that were subject to the transition provisions of the Statements. We did not recognize any impairment of goodwill upon adoption of SFAS 142. We are required to perform goodwill impairment tests on an annual basis and, in certain circumstances, more frequently. We cannot be sure that future goodwill impairment tests will not result in a charge to earnings.

        Effective February 1, 2002, we adopted the Emerging Issues Task Force's Issue No. 00-14, Accounting for Certain Sales Incentives, which addresses the recognition, measurement and income statement classification for certain sales incentives, including rebates, coupons and free products or services. As provided in EITF No. 00-14, certain cooperative advertising costs that we historically included in selling, general and administrative expenses are now classified as reductions of net revenues. Prior period amounts have been reclassified for comparative purposes.

        In August 2001, the Financial Accounting Standards Board issued SFAS No. 143, Accounting for Asset Retirement Obligations. The Statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The Statement is effective for fiscal years beginning after June 15, 2002. We do not currently expect the adoption of SFAS No. 143 to have a material impact on our consolidated results of operations or financial position.

        In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement establishes a single accounting model for the impairment or disposal of long-lived assets. As required by SFAS No. 144, we will adopt this new accounting standard for fiscal year 2003. We do not currently expect the adoption of SFAS No. 144 to have a material impact on our consolidated results of operations or financial position.

        In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement eliminates an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and establishes that gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria of extraordinary. We do not currently expect the adoption of SFAS No. 145 to have a material impact on our consolidated results of operations or financial position.

         In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. We will adopt this standard by the required December 2002 deadline. We do not currently expect the adoption of SFAS No. 146 to have a material impact on our consolidated results of operations or financial position.

  ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to market risk related to changes in interest rates on borrowings under our Credit Facility. The Credit Facility bears interest based on LIBOR and is collateralized by cylinders held under operating leases with our independent distributors. The operating leases currently yield 1% of the cylinder value monthly (approximately 12% annually) and continue until either party terminates upon 60 days written notice to the other party. Upon any significant increase in LIBOR, we would attempt to renegotiate the operating leases with our independent distributors with the intent of mitigating our interest rate exposure on the Credit Facility. However, we cannot be sure that we would be successful in such renegotiations or that we would be able to mitigate any or all of the interest rate risk. To quantify our exposure to interest rate risk, a 100 basis point increase in interest rates would have increased interest expense for the year ended July 31, 2002 and 2001 by approximately $243,000 and $341,000, respectively. Actual changes in interest rates may differ materially from the hypothetical assumptions used in computing this exposure.

        We use derivative financial instruments to manage exposure to fluctuations in interest rates on our Credit Facility. These derivative financial instruments, which are generally swap agreements, are not entered into for trading purposes. A swap agreement is a contract to exchange a floating rate for a fixed rate without the exchange of the underlying notional amount. In fiscal 2000, we entered into an interest rate swap agreement with a notional amount of $10 million as a hedge of our variable interest rate debt represented by the Credit Facility. Under the swap agreement, which expires in July 2003, we pay a fixed rate of 7.36% and receive a rate equivalent to the thirty-day LIBOR, adjusted quarterly. In July 2002, the interest rate on the Credit Facility was changed to a rate based on the thirty-day LIBOR, adjusted monthly. At July 31, 2002, the interest rate swap was an effective cash flow hedge.

        We are exposed to commodity price risk related to changes in the price of propane. If propane prices rise for an extended period, our gross margins and results of operations could be negatively affected due to additional costs that may not be fully recovered through an increase in our price to our customers. Assuming that propane prices are not hedged and any increase cannot be recovered through an increase in our price, a $.01 increase in the price per gallon of propane would reduce the gross margin in our cylinder exchange segment by approximately .3% or 30 basis points. Actual changes in margins may differ materially from the hypothetical assumptions used in computing this exposure. We have restructured our payment obligations to distributors and entered into a series of monthly option contracts that are designed to reduce exposure to the propane cost component of a significant portion of our total cylinder exchange volume.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                             BLUE RHINO CORPORATION

                                                                                PAGE
                                                                                ----
      Report of Independent Accountants.....................................     22
      Consolidated Balance Sheets as of July 31, 2002 and 2001..............     23
      Consolidated Statements of Operations for the years ended
        July 31, 2002, 2001 and 2000........................................     24
      Consolidated Statements of Stockholders' Equity for the
        years ended July 31, 2002, 2001 and 2000............................     25
      Consolidated Statements of Cash Flows for the years ended
        July 31, 2002, 2001 and 2000........................................     26
      Notes to Consolidated Financial Statements............................     27

                    R4 TECHNICAL CENTER - NORTH CAROLINA, LLC

                                                                                PAGE
                                                                                ----
      Report of Independent Accountants.....................................     44
      Balance Sheet as of December 31, 2000.................................     45
      Statement of Operations and Changes in Members' Capital
        for  the period from April 28, 2000 to December 31, 2000............     46
      Statement of Cash Flows for the year ended
        December 31, 2000...................................................     47
      Notes to Financial Statements.........................................     48

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Blue Rhino Corporation:

        We have audited the accompanying consolidated balance sheets of Blue Rhino Corporation and subsidiaries as of July 31, 2002, and 2001 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years then ended. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Blue Rhino Corporation at July 31, 2002, and 2001 and the consolidated results of their operations and cash flows for each of the three years then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As discussed in Note 6 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets in 2002.



                                            /s/ ERNST & YOUNG LLP

Greensboro, North Carolina
September 17, 2002, except for Note 11 as to which the date is September 24, 2002

                             BLUE RHINO CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                          AS OF JULY 31, 2002 AND 2001
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                            2002              2001
                                                                                         ----------         ----------
                                                      ASSETS
Current assets:
  Cash and cash equivalents .....................................................        $    1,563         $    1,044
  Accounts receivable, net ......................................................            25,329             19,619
  Inventories ...................................................................            11,035              7,960
  Prepaid expenses and other current assets .....................................             3,081              9,402
                                                                                         ----------         ----------
          Total current assets ..................................................            41,008             38,025
Cylinders leased under operating lease agreements, net ..........................            37,004             31,466
Property, plant and equipment, net ..............................................            30,477             23,636
Intangibles, net ................................................................            31,988             32,282
Other assets ....................................................................             2,896              1,935
                                                                                         ----------         ----------
          Total assets ..........................................................        $  143,373         $  127,344
                                                                                         ==========         ==========

                                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ..............................................................        $   19,969         $   13,314
  Current portion of long-term debt and capital lease obligations ...............             2,013              2,333
  Accrued liabilities ...........................................................             3,770              3,617
                                                                                         ----------         ----------
          Total current liabilities .............................................            25,752             19,264
Long-term debt and capital lease obligations, less current maturities ...........            39,259             50,931
                                                                                         ----------         ----------
          Total liabilities .....................................................            65,011             70,195
Stockholders' equity:
  Preferred stock, $0.001 par value, 20,000,000 shares authorized,
    1,850,000 and 2,850,000 shares issued and outstanding at
    July 31, 2002 and 2001, respectively; liquidation value $12,810
    at July 31, 2002 ............................................................                 2                  3
  Common stock, $0.001 par value, 100,000,000 shares authorized,
    12,058,542 and 9,279,152 shares issued and outstanding at
    July 31, 2002 and 2001, respectively ........................................                12                  9
  Capital in excess of par ......................................................            89,700             77,389
  Common stock warrants .........................................................             6,201              6,403
  Accumulated deficit ...........................................................           (17,527)           (25,553)
  Accumulated other comprehensive loss ..........................................               (26)            (1,102)
                                                                                         ----------         ----------
       Total stockholders' equity ...............................................            78,362             57,149
                                                                                         ----------         ----------
       Total liabilities and stockholders' equity ...............................        $  143,373         $  127,344
                                                                                         ==========         ==========

        The accompanying notes are an integral part of the consolidated financial statements.

                             BLUE RHINO CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED JULY 31, 2002, 2001 AND 2000
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 2002              2001               2000
                                                              ----------         ----------         ----------
Net revenues .........................................        $  205,585         $  137,957         $   78,230
Operating costs and expenses:
  Cost of sales ......................................           159,440            106,783             57,994
  Selling, general and administrative ................            21,886             18,688             12,966
  Depreciation and amortization ......................             7,888              8,461              4,717
                                                              ----------         ----------         ----------
          Total operating costs and expenses .........           189,214            133,932             75,677
                                                              ----------         ----------         ----------
          Income from operations .....................            16,371              4,025              2,553
Interest and other expenses (income):
  Interest expense ...................................             6,217              5,134              2,949
  Loss on investee ...................................               714              2,572                403
  Nonrecurring item ..................................                --                449                 --
  Other, net .........................................              (422)              (301)                16
                                                              ----------         ----------         ----------
          Income (loss) before income taxes and
             extraordinary loss ......................             9,862             (3,829)              (815)
Income taxes .........................................                47                123                 32
                                                              ----------         ----------         ----------
          Income (loss) before extraordinary loss ....             9,815             (3,952)              (847)
Extraordinary loss, net ..............................                --                 --                158
                                                              ----------         ----------         ----------
          Net income (loss) ..........................             9,815             (3,952)            (1,005)
Preferred dividends ..................................             1,789                770                 --
                                                              ----------         ----------         ----------
        Income (loss) available to common stockholders        $    8,026         $   (4,722)        $   (1,005)
                                                              ==========         ==========         ==========

Basic earnings (loss) per common share before
  extraordinary loss .................................        $     0.63         $    (0.41)        $    (0.10)
Basic extraordinary loss per common share ............                --                 --              (0.02)
                                                              ----------         ----------         ----------
Basic earnings (loss) per common share ...............        $     0.63         $    (0.41)        $    (0.12)
                                                              ==========         ==========         ==========

Diluted earnings (loss) per common share before
  extraordinary loss .................................        $     0.55         $    (0.41)        $    (0.10)
Diluted extraordinary loss per common share ..........                --                 --              (0.02)
                                                              ----------         ----------         ----------
Diluted earnings (loss) per common share .............        $     0.55         $    (0.41)        $    (0.12)
                                                              ==========         ==========         ==========

Shares used in per share calculations:
  Basic ..............................................            12,658             11,641              8,736
                                                              ==========         ==========         ==========
  Diluted ............................................            14,701             11,641              8,736
                                                              ==========         ==========         ==========

        The accompanying notes are an integral part of the consolidated financial statements.

                             BLUE RHINO CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED JULY 31, 2002, 2001 AND 2000
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                        CAPITAL
                                                    COMMON STOCK     PREFERRED STOCK       IN     COMMON
                                                 -----------------  ------------------   EXCESS    STOCK    ACCUMULATED
                                                  SHARES    AMOUNT    SHARES    AMOUNT   OF PAR   WARRANTS    DEFICIT
                                                 ---------  ------  ----------  ------  --------  --------  -----------

Balances, July 31, 1999........................  7,666,535  $    8              $   --  $ 46,825  $    331  $   (19,826)
  Issuance of common stock in private
     placement.................................    981,119       1                         5,227
  Issuance of common stock in connection
    with acquisitions..........................    562,288                                 7,816
  Issuance of common stock under employee
    stock purchase and option plans............     11,761                                    69
  Issuance of convertible debt with beneficial.
    conversion feature net of repurchase of
    beneficial conversion feature..............                                             (178)
  Issuance of common stock warrants............                                                      2,546
  Expense related to distributor stock option
      plan.....................................                                              138
  Net loss.....................................                                                                  (1,005)

  Total comprehensive income (loss)............

Balances, July 31, 2000........................  9,221,703       9                        59,897     2,877      (20,831)
  Issuance of Series A Convertible Preferred...
     stock                                                           1,716,667       2     9,659
  Issuance of common stock warrants............                                                      3,526
  Issuance of preferred stock in connection
     with acquisitions.........................                      1,133,333       1     6,799
  Issuance of common stock under employee
     stock purchase and option plans...........     57,449                                    84
   Accretion of preferred dividend.............                                              770                   (770)
  Expense related to distributor stock option
      plan.....................................                                              180
  Loss on derivative instruments...............
  Net loss.....................................                                                                  (3,952)

  Total comprehensive income (loss)............

Balances, July 31, 2001........................  9,279,152       9   2,850,000       3    77,389     6,403      (25,553)
  Issuance of Series A Convertible Preferred
     stock.....................................                                             (168)
  Issuance of common stock in private
     placement.................................  1,500,000       2                         9,861
  Conversion of preferred stock to
     common stock..............................  1,000,000       1  (1,000,000)     (1)
  Common stock issued for preferred dividend...     96,532
   Accretion of preferred dividend.............                                            1,789                 (1,789)
   Proceeds from exercise of stock options
       and warrants............................    105,277                                   481      (202)
    Issuance of common stock under employee
      stock purchase plan......................     77,581                                   237
  Expense related to distributor stock option
       plan....................................                                              111
  Income on derivative instruments.............
  Net income...................................                                                                   9,815

  Total comprehensive income (loss)............

Balances, July 31, 2002........................ 12,058,542  $   12   1,850,000  $    2  $ 89,700  $  6,201  $   (17,527)
                                                ========================================================================


                                                   ACCUMULATED
                                                      OTHER         TOTAL            TOTAL
                                                  COMPREHENSIVE  STOCKHOLDERS'   COMPREHENSIVE
                                                       LOSS         EQUITY       INCOME (LOSS)
                                                  -------------  -------------   -------------
Balances, July 31, 1999........................   $          --  $      27,338
  Issuance of common stock in private
     placement.................................                          5,228
  Issuance of common stock in connection
    with acquisitions..........................                          7,816
  Issuance of common stock under employee
    stock purchase and option plans............                             69
  Issuance of convertible debt with beneficial.
    conversion feature net of repurchase of
    beneficial conversion feature..............                           (178)
  Issuance of common stock warrants............                          2,546
  Expense related to distributor stock option
      plan.....................................                            138
  Net loss.....................................                         (1,005)  $      (1,005)
                                                                                 -------------
  Total comprehensive income (loss)............                                  $      (1,005)
                                                                                 =============
Balances, July 31, 2000........................                         41,952
  Issuance of Series A Convertible Preferred...
     stock                                                               9,661
  Issuance of common stock warrants............                          3,526
  Issuance of preferred stock in connection
     with acquisitions.........................                          6,800
  Issuance of common stock under employee
     stock purchase and option plans...........                             84
   Accretion of preferred dividend.............                              0
  Expense related to distributor stock option
      plan.....................................                            180
  Loss on derivative instruments...............          (1,102)        (1,102)  $      (1,102)
  Net loss.....................................                         (3,952)         (3,952)
                                                                                 -------------
  Total comprehensive income (loss)............                                  $      (5,054)
                                                                                 =============
Balances, July 31, 2001........................          (1,102)        57,149
  Issuance of Series A Convertible Preferred
     stock.....................................                           (168)
  Issuance of common stock in private
     placement.................................                          9,863
  Conversion of preferred stock to
     common stock..............................                              0
  Common stock issued for preferred dividend...                              0
   Accretion of preferred dividend.............                              0
   Proceeds from exercise of stock options
       and warrants............................                            279
    Issuance of common stock under employee
      stock purchase plan......................                            237
  Expense related to distributor stock option
       plan....................................                            111
  Income on derivative instruments.............           1,076          1,076   $       1,076
  Net income...................................                          9,815           9,815
                                                                                 -------------
  Total comprehensive income (loss)............                                  $      10,891
                                                                                 =============
Balances, July 31, 2002........................   $         (26) $      78,362
                                                ==============================



        The accompanying notes are an integral part of the consolidated financial statements.

                             BLUE RHINO CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED JULY 31, 2002, 2001 AND 2000
                                 (IN THOUSANDS)

                                                                        2002             2001             2000
                                                                      --------         --------         --------
Cash flows from operating activities:
  Net income (loss) ..........................................        $  9,815         $ (3,952)        $ (1,005)
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Depreciation and amortization ...........................           7,888            8,461            4,717
     Loss on investee ........................................             714            2,572              403
     Expense related to distributor stock option plan ........             111              180              138
     Loss on retirement of debt ..............................              --               --              158
     Accretion of the discount on notes ......................             744               30            1,002
     Nonrecurring item .......................................              --              449               --
     Other ...................................................             409              218               95
     Changes in operating assets and liabilities, net of
       business acquisitions:
       Accounts receivable ...................................          (5,710)            (485)          (5,232)
       Inventories ...........................................          (3,126)          (2,477)          (3,517)
       Other current assets ..................................             140           (1,540)             577
       Accounts payable and accrued liabilities ..............           5,764           (2,159)           9,493
                                                                      --------         --------         --------
          Net cash provided by operating activities ..........          16,749            1,297            6,829
                                                                      --------         --------         --------
Cash flows from investing activities:
  Business acquisitions ......................................            (218)          (1,334)         (10,542)
  Purchases of property, plant and equipment .................          (4,683)          (5,582)          (7,109)
  Purchase of cylinders held under operating leases, net .....          (7,381)          (5,414)         (10,756)
  Net investment in and advances to joint venture ............          (1,049)          (4,152)          (3,014)
  Collections on notes receivable and other ..................             205              217              163
                                                                      --------         --------         --------
          Net cash used in investing activities ..............         (13,126)         (16,265)         (31,258)
                                                                      --------         --------         --------
Cash flows from financing activities:
  Proceeds from (payments on) credit facility, net ...........         (10,977)          (6,654)          27,694
  Proceeds from issuance of common stock, net ................          10,210               84            6,431
  Payments of cylinder and cylinder display financing ........              --               --           (7,000)
  Payments on convertible notes ..............................              --               --           (7,000)
  Payment of debt issuance and common stock registration costs              --            (932)             (562)
  Payments of long-term debt and capital lease obligations ...          (2,337)          (2,226)          (1,968)
  Proceeds from issuance of preferred stock, net .............              --            9,661               --
  Proceeds from debt issuance ................................              --           15,000            7,000
                                                                      --------         --------         --------
          Net cash provided by (used in) financing activities           (3,104)          14,933           24,595
                                                                      --------         --------         --------
Net increase (decrease) in cash and cash equivalents .........             519              (35)             166
Cash and cash equivalents at beginning of period .............           1,044            1,079              913
                                                                      --------         --------         --------
          Cash and cash equivalents at end of period .........        $  1,563         $  1,044         $  1,079
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

                             BLUE RHINO CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

        Blue Rhino Corporation ("Blue Rhino" or the "Company") believes it is the leading provider of propane grill cylinder exchange as well as a leading provider of complementary propane and non-propane products to consumers. Blue Rhino cylinder exchange provides consumers with a convenient means to exchange empty grill cylinders for clean, safe, precision-filled cylinders. The Company has branded cylinder displays at over 26,000 retail locations in 48 states plus Puerto Rico. Blue Rhino cylinder exchange is offered at leading home improvement centers, mass merchants, hardware, grocery and convenience stores. Cylinders are delivered to retailers through a national network of 46 distributors that are currently independent. A subsidiary, Uniflame Corporation, designs and imports patio heaters, barbecue grills and various garden and fireplace products primarily from Asia. These products are marketed primarily to home improvement centers, mass merchants, and hearth stores. A subsidiary, QuickShip, Inc., provides consumers with a convenient, full-service, in-store postal and parcel shipping depot and provides retailers with another revenue source.

        The consolidated financial statements of Blue Rhino Corporation (the "Company") include the accounts of its wholly owned subsidiaries: Uniflame Corporation ("Uniflame"); QuickShip, Inc. ("QuickShip"); CPD Associates, Inc. and USA Leasing, L.L.C. All material intercompany transactions and balances have been eliminated in consolidation.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Revenue Recognition -- Blue Rhino recognizes: (i) cylinder exchange revenues upon delivery of the cylinders to retailers by our distributors; (ii) products revenues upon shipment to retailers; and (iii) shipping services revenues at the time consumers ship packages at the in-store retail depot. The Company estimates returns and allowances against the revenues and records the estimated returns and allowances in the same period in which the revenue is recorded. These estimates are based upon historical analysis, customer agreements and/or currently known factors that arise in the normal course of business.

        Accounts Receivable, Net -- Accounts receivable, net include allowances for doubtful accounts of $841 and $848 at July 31, 2002 and 2001, respectively.

        Inventories -- Inventories are valued at the lower of cost or market on a first-in, first-out (FIFO) basis and consist primarily of finished goods including cylinders, cylinder valves, grills, patio heaters, fireplace accessories, and garden products. Cylinder inventories represent cylinders held for sale.

        Cylinders Held Under Operating Lease Agreements, Net -- Cylinders held under operating lease agreements are stated at cost and depreciated on a straight-line basis over their estimated useful lives of twenty-five years. Cylinders held under operating lease agreements include the cost of proprietary valves. The proprietary valves are depreciated on a straight-line basis over their estimated useful lives of twelve years. Depreciation expense for the years ended July 31, 2002, 2001, and 2000 was $2,126, $1,434 and $856, respectively.

        Capitalized Software Development Costs -- Certain development costs for internal use software are capitalized when incurred. Capitalization of software development costs begins upon the establishment of technological feasibility and ceases when the product is ready for release. Software development costs are amortized on a straight-line basis over the expected life of the product estimated at three years. Capitalized software development costs were $560, $583 and $586 for the years ended July 31, 2002, 2001 and 2000, respectively. At July 31, 2002 and 2001, total capitalized costs were $2,359 and $1,799 and accumulated amortization was $1,419 and $777, respectively.

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

        Intangibles, Net -- In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. The Company applied the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal year 2002. There was no impairment of goodwill upon adoption of SFAS 142. The Company is required to perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances. The Company cannot be sure that future goodwill impairment tests will not result in a charge to earnings. Patents and other intellectual property are amortized over their estimated useful lives. Non-compete agreements are amortized using the straight-line method over the life of the agreements, which is generally three years.

        Financial Instruments -- Financial instruments consist of cash and cash equivalents, accounts receivable, advances, notes receivable, short-term and long-term debt and derivatives. The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. At July 31, 2002 and 2001 the carrying amounts of the Company's financial instruments approximated their fair values.

        The Company uses derivative financial instruments to manage exposure to fluctuations in interest rates on its variable rate debt (Note 17). An interest rate swap agreement is a contract to exchange floating rate for fixed interest payments periodically over the life of the agreement without the exchange of the underlying notional amount. The notional amount of the swap agreement is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. The differential paid or received under the interest rate swap agreement is recognized as an adjustment to interest expense.

        The Company uses derivative financial instruments to hedge against fluctuations in the propane price component of its distributor payments (Note
17). The Company has entered into a combination of swaps and collars to hedge against propane price fluctuations. The differential paid or received under the agreements is recognized as an adjustment to cost of sales.

        Advertising and Promotion -- The Company expenses advertising and promotion costs as incurred and these costs are included as selling, general and administrative expenses. Advertising and promotion costs for the years ended July 31, 2002, 2001 and 2000 were $262, $392 and $586, respectively. As discussed in "Recent Accounting Pronouncements," cooperative advertising expenses are classified as a reduction of revenue.

        Income Taxes -- Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recorded when it is more likely than not that the deferred tax asset will not be realized.

        Stock-Based Compensation -- The Company accounts for the 1994 Stock Incentive Plan, the 1998 Stock Incentive Plan and the Director Option Plan in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"). Under APB 25, no compensation expense is recognized for stock options issued with an exercise price equivalent to the fair value of the Company's common stock on the date of grant. In general, stock options and other equity instruments granted or issued under the Distributor Stock Option Plan are accounted for in accordance with Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). For companies that continue to account for stock-based compensation arrangements under APB 25, SFAS 123 requires disclosure of the pro forma effect on net income (loss) as if the fair value based method prescribed by SFAS 123 had been applied. The Company has adopted the pro forma disclosure requirements of SFAS 123.

        Use of Estimates -- The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from these estimates.

        Reclassification -- Certain prior year amounts have been reclassified to conform to the presentation adopted in fiscal 2002.

        Recent Accounting Pronouncements -- Effective February 1, 2002, the Company adopted the Emerging Issues Task Force's Issue No. 00-14, Accounting for Certain Sales Incentives, which addresses the recognition, measurement and income statement classification for certain sales incentives, including rebates, coupons and free products or services. As provided in EITF No. 00-14, certain cooperative advertising costs historically included by the Company in selling, general and administrative expenses are now classified as reductions of net revenues. Fiscal 2001 and fiscal 2000 amounts of $1,106 and $503, respectively, were reclassified for comparative purposes.

        In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 143, Accounting for Asset Retirement Obligations. The Statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The Statement is effective for fiscal years beginning after June 15, 2002. The Company does not currently expect the adoption of SFAS No. 143 to have a material impact on its consolidated results of operations or financial position.

        In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement establishes a single accounting model for the impairment or disposal of long-lived assets. As required by SFAS No. 144, the Company will adopt this new accounting standard for fiscal year 2003. The Company does not currently expect the adoption of SFAS No. 144 to have a material impact on its consolidated results of operations or financial position.

        In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement eliminates an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and establishes that gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria of extraordinary. The Company does not currently expect the adoption of SFAS No. 145 to have a material impact on its consolidated results of operations or financial position.

         In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The Company will adopt this standard by the required December 2002 deadline. The Company does not currently expect the adoption of SFAS No. 146 to have a material impact on its consolidated results of operations or financial position.

3. CONCENTRATION OF CREDIT RISK

        The Company's cash and cash equivalents are held by high-quality financial institutions, thereby reducing credit risk concentrations. Due to the geographic dispersion and the high credit quality of the Company's significant customers, credit risk relating to accounts receivable is limited. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, does not require collateral on accounts receivable. The Company's three largest customers accounted for a total of approximately 59%, 54%, and 44% of net revenues in the years ended July 31, 2002, 2001 and 2000, respectively, as follows:

                                      2002           2001           2000
                                     ------         ------         ------
        Wal*Mart ............            32%            26%            11%
        Home Depot ..........            18             19             23
        Lowe's Companies ....             9              9             10
                                     ------         ------         ------
        Total ...............            59%            54%            44%
                                     ======         ======         ======


        Approximately 47% and 46% of the Company's aggregate accounts receivable at July 31, 2002 and 2001, respectively, were from these customers. If the financial condition or operations of these customers deteriorate, the Company's operating results could be adversely affected.

4. CYLINDERS AND CYLINDER DISPLAYS LEASED UNDER OPERATING LEASE AGREEMENTS

        The Company enters into operating lease agreements with its distributors for cylinders and cylinder displays for use within each distributor's territory. Under these leases, the distributor (lessee) is obligated to pay for all maintenance, installation, deinstallation, taxes and insurance related to the cylinders and cylinder displays. The lessee bears all risk of loss and damage to the cylinders and, in the event of loss or damage, is required to repair or replace the cylinders. The leases continue until either party terminates upon 60 days written notice to the other party. As of July 31, 2002, cylinders of $30,781 with accumulated depreciation of $3,474 and cylinder displays of $17,047 with accumulated depreciation of $7,538 were under lease. Lease income for the years ended July 31, 2002, 2001 and 2000 was $5,151, $4,642 and $3,673, respectively. As of July 31, 2002, estimated future minimum rental payments to be received are approximately $5,450 per year through the year 2006.

5. PROPERTY, PLANT AND EQUIPMENT, NET

        Property, plant and equipment consists of the following at July 31:

                                                                                   2002               2001
                                                                                ----------         ----------
        Land ...........................................................        $      178         $       20
        Building and leasehold improvements ............................             3,526                721
        Cylinder displays, including panel graphics ....................            26,894             24,023
        Machinery and equipment ........................................             7,450              2,177
        Computer hardware and software .................................             6,904              6,048
        Equipment leased under capital leases ..........................             1,844              1,689
                                                                                ----------         ----------
                                                                                    46,796             34,678
          Less accumulated depreciation and amortization (including
             $1,095 and $744 as of July 31, 2002 and 2001,
             respectively, for equipment under capital leases) .........           (16,319)           (11,042)
                                                                                ----------         ----------
                                                                                $   30,477         $   23,636
                                                                                ==========         ==========

        Depreciation and amortization expense for the years ended July 31, 2002, 2001 and 2000 was $5,453, $4,384 and $2,844, respectively.

6. INTANGIBLES, NET

     Intangibles consist of the following at July 31:

                                                2002               2001
                                             ----------         ----------
        Goodwill ....................        $   33,867         $   33,654
        Patents and trademarks ......             1,409              1,406
        Non-compete agreements ......             1,002                994
                                             ----------         ----------
                                                 36,278             36,054
        Accumulated amortization ....            (4,290)            (3,772)
                                             ----------         ----------
                                             $   31,988         $   32,282
                                             ==========         ==========

        Amortization expense for the years ended July 31, 2002, 2001 and 2000 was $309, $2,644, and $891, respectively. As of July 31, 2002, the estimated aggregate amortization expense for each of the five succeeding fiscal years is $172 in 2003, $83 in 2004, $77 in 2005, $65 in 2006, and $65 in 2007.

        In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to impairment tests on at least an annual basis (and more often in certain circumstances) in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. Application of the nonamortization provisions of the Statements resulted in an increase in net income of $2.6 million for fiscal 2002. At July 31, 2002, the Company had unamortized intangibles of $30.6 million that were subject to the transition provisions of the Statements.

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

Since that date, the Company has updated the valuation on a quarterly basis using revised assumptions of cash flow in years one and two based upon the Company's most recent business plan. Each of the revised valuations also concluded that there was no impairment of goodwill for QuickShip.

        Based on the foregoing, the Company determined there to be no impairment of goodwill upon adoption of SFAS 142. Future goodwill impairment tests may, however, result in a charge to earnings.

        The following table presents the impact of SFAS 142 on net income (loss) and net income (loss) per share for the year ended July 31, 2002 and, assuming SFAS 142 had then been in effect, for the years ended July 31, 2001 and 2000 (in thousands, except per share amounts):

                                                           2002             2001              2000
                                                         ---------        ---------         ---------
        Reported income (loss) available to
           common shareholders ..................        $   8,026        $  (4,722)        $  (1,005)

        Adjustments:
              Amortization of goodwill ..........               --            2,268               606
                                                         ---------        ---------         ---------
        Adjusted income (loss) available to
           common shareholders ..................        $   8,026        $  (2,454)        $    (399)
                                                         =========        =========         =========

        Reported basic income (loss) per
           common share .........................        $    0.63        $   (0.41)        $   (0.12)
                                                         =========        =========         =========
        Reported diluted income (loss) per
           common share .........................        $    0.55        $   (0.41)        $   (0.12)
                                                         =========        =========         =========

        Adjusted basic income (loss) per
           common share .........................        $    0.63        $   (0.21)        $   (0.05)
                                                         =========        =========         =========
        Adjusted diluted income (loss) per
           common share .........................        $    0.55        $   (0.21)        $   (0.05)
                                                         =========        =========         =========

7. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

        Long-term debt and capital leases consist of the following at July 31:

                                                                            2002             2001
                                                                          --------         --------
        Bank credit facility .....................................        $ 26,643         $ 37,620
        Subordinated debt ........................................          15,000           15,000
        Discount on subordinated debt ............................          (2,666)          (3,410)
        Acquisition notes payable ................................             655            1,476
        Capital lease obligations bearing interest at various
        rates from 8.0% to 10.0% .................................             113              419
        Other ....................................................           1,527            2,159
                                                                          --------         --------
                                                                            41,272           53,264
        Less amounts due within one year .........................           2,013            2,333
                                                                          --------         --------
                                                                          $ 39,259         $ 50,931
                                                                          ========         ========

        The aggregate maturities of long-term debt and capital lease obligations at July 31, 2002 are as follows:

                                                             CAPITAL
                                          LONG-TERM           LEASE
                                             DEBT           OBLIGATIONS           TOTAL
                                          ----------        -----------         ----------
        2003 .....................        $    1,922        $       105         $    2,027
        2004 .....................            26,893                 22             26,915
        2005 .....................                --                 --                 --
        2006 .....................                --                 --                 --
        2007 .....................            12,334                 --             12,334
        Thereafter ...............                10                 --                 10
                                          ----------        -----------         ----------
                                              41,159                127             41,286
        Less imputed interest ....                --                (14)               (14)
                                          ----------        -----------         ----------
                                          $   41,159        $       113         $   41,272
                                          ==========        ===========         ==========

        In July 2002, the Company amended and extended its existing bank credit facility (as amended, the "Credit Facility"). The Credit Facility consists of a $41.5 million revolving line of credit for general corporate purposes, inclusive of payments made under letters of credit issued for the benefit of the Company and has a maturity date of August 1, 2003. The Credit Facility stipulates that the amount of the revolving line of credit will decrease to $40.0 million on January 1, 2003 and to $38.0 million on May 1, 2003. The

Credit Facility includes a .50% fee on the average daily unused amount for each fiscal quarter. According to the terms of the Credit Facility, unless the Company has satisfied the entire outstanding indebtedness by the corresponding date, it is required to pay the bank: a $50,000 fee on December 31, 2002; a $100,000 fee on March 31, 2003; a $150,000 fee on June 30, 2003; and a $150,000
fee on September 30, 2003 and each successive quarter thereafter. The Credit Facility requires the Company to meet certain covenants, including minimum net worth and cash flow requirements, is collateralized by a lien on substantially all of the Company's assets and permits early extinguishment of $15 million in subordinated debt. The Credit Facility bears interest at the thirty-day London Interbank Offered Rate ("LIBOR") plus 3% per annum and, at July 31, 2002, the interest rate was 4.84%. At July 31, 2002, the balance on the Credit Facility was $26.6 million, and the Company was in compliance with all covenants. In conjunction with the amendment and extension of the Credit Facility, the Company entered into a syndication agreement with Bank of America intended to replace the Credit Facility with an expanded three-year syndicated facility of $50 million, which it currently expects to close in its fiscal second quarter ending January 31, 2003.

        On June 15, 2001, the Company completed a $15,000 private placement of subordinated debt to an institutional investor. The agreement requires the Company to meet certain cash flow and other covenants and contains restrictions on capital expenditures and the payment of cash dividends. The debenture bears interest at the annual rate of 13%, payable quarterly. The principal balance matures on August 31, 2006. In addition, the Company issued a warrant to the investor to purchase 1,372,071 shares of common stock, with an exercise price of $3.8685 per share (subject to adjustment for organic changes in its common stock and for certain future issuances below the then-existing exercise price) valued at $3,440. The warrant can be exercised at the holder's discretion in whole or in part any time until the later of June 15, 2011 or five years after payment of all amounts due under the debenture. The effective interest rate of the subordinated debt is 20.81%.

        Interest expense included the non-cash amortization of debt issuance costs for the years ended July 31, 2002, 2001 and 2000 of $304, $192 and $125, respectively.

        Other includes obligations bearing interest at various rates between 4.55% and 6.55%.

8. COMMITMENTS AND CONTINGENCIES

        The Company leases certain facilities and office equipment under non-cancelable operating leases with original terms ranging from 36 to 60 months (Note 13). Additionally, the Company has certain computer hardware and software maintenance and support agreements. Rent expense and fees on these non-cancelable operating leases and service agreements from both affiliates and non-affiliates for the years ended July 31, 2002, 2001 and 2000 was $1,427, $1,034, and $480, respectively.

        Future minimum payments at July 31, 2002 under non-cancelable operating leases and service agreements with initial or remaining terms of one year or more to both affiliates and non-affiliates are $1,034 in 2003, $564 in 2004, $333 in 2005, $163 in 2006, and $33 in 2007.

        The Company is involved in various legal proceedings encountered in the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

9. EQUITY INVESTMENT

        On April 28, 2000, the Company entered into a joint venture agreement to operate and manage R4 Technical Center North Carolina, LLC ("R4 Tech"). R4 Tech began operations of its automated propane bottling and cylinder refurbishing plant in May 2000. The Company received a 49% ownership interest in R4 Tech in exchange for its net contribution of $3,430, which is being accounted for under the equity method of accounting. The Company recognized its portion of the loss in R4 Tech for the period ended July 31, 2002, 2001 and 2000 of $714, $2,572 and $403, respectively. At July 31, 2002 and 2001, the Company had advances outstanding to R4 Tech of $141 and $6,303, respectively, and payables to R4 Tech of $1,755 and $1,068, respectively. Manchester Tank & Equipment Co. owns a 50% interest in R4 Tech, and Platinum Propane, LLC owns the remaining 1% interest in R4 Tech.

         Summary financial information for R4 Tech as of and for the periods ended July 31, 2002 and 2001 is as follows:

                                                                           2002         2001
                                                                         --------     --------
         Current assets..........................................        $  2,323     $  1,496
         Property, plant, and equipment and other assets.........               1        7,617
         Current liabilities.....................................           2,895        8,162
         Long-term debt..........................................              --           22
         Net sales...............................................          12,697        9,910
         Gross loss..............................................            (260)      (3,802)
         Net loss................................................          (1,449)      (5,250)

        Effective September 30, 2001, the Company entered into a sale and leaseback transaction with R4 Tech. The Company purchased all of the land, buildings and equipment associated with the propane bottling and cylinder refurbishing operation. The assets were purchased for $7,599. The purchase price was used to repay outstanding advances to R4 Tech. Simultaneously, R4 Tech leased the land, buildings, and equipment from the Company under the terms of a three-year operating lease agreement. Under this agreement, R4 Tech pays Blue Rhino a ten percent annual rate based on the value of all leased equipment. As of July 31, 2002, estimated future minimum rental payments to be received are approximately $777 per year through September 2004.

        Land, buildings and equipment leased to R4 Tech consists of the following at July 31:

                                                     2002
                                                   -------
        Land............................           $   158
        Buildings.......................             2,775
        Equipment.......................             4,837
                                                   -------
                                                     7,770
        Accumulated depreciation........              (418)
                                                   -------
                                                   $ 7,352

10. ACQUISITIONS

QuickShip, Inc.

        On October 26, 2000, the Company completed the acquisition of QuickShip, Inc. a retail shipping service company previously based in Lenexa, Kansas. QuickShip, a wholly owned subsidiary of the Company, offers its service at over 300 retail locations in 29 states. The aggregate purchase price, including certain acquisition costs, was approximately $9,803, comprised of approximately $972 in cash and deferred payments, $86 in a five-year warrant to purchase 100,000 shares of common stock, $1,945 in liabilities assumed and $6,800 paid in the form of shares of Series A Convertible Preferred Stock at $6.00 per share. This acquisition was accounted for as a purchase. The purchase price was allocated based on an independent valuation as follows: approximately $7,433 to intangibles, approximately $2,201 to property, plant, and equipment consisting primarily of software and the balance to other assets and liabilities.

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

International Propane Products, LLC

        On April 3, 2000, the Company completed the acquisition of substantially all of the assets relating to patio heaters and brass valves for propane cylinders, including certain intellectual property, developed and distributed by International Propane Products, LLC, a wholesale and design company. The aggregate purchase price, including certain acquisition costs, was $4,424, of which approximately $4,237 was allocated to intangibles consisting of goodwill and non-compete agreements. The purchase price was made up of $2,888 in cash obtained from the Company's Credit Facility (Note 7), the issuance of 83,572 shares of common stock valued at $1,123, and $413 of obligations for non-compete and minimum deferred purchase price agreements. The deferred purchase price is payable on a quarterly basis for a term equal to the lesser of (a) the life of the patent that may be issued with respect to the acquired intellectual property, but in any event not less than five years, or (b) the period ending on the last day of the first one-year period during which the Company does not make, use or sell the patio heaters. Also included in the purchase agreement is a provision to pay 1% of future sales from patio heaters.

Bison Valve, LLC

        On September 17, 1999, the Company acquired certain assets related to the overfill prevention device ("OPD") developed, manufactured and marketed by Bison Valve. The acquired assets included OPD molds, dies, and all intellectual property relating to the OPD developed by Bison Valve, which includes two patent applications on the OPD. The aggregate purchase price was $1,553, of which $1,470 was allocated to intangibles consisting of patents and non-compete agreements. The purchase price consisted of $1,239 in cash and a ten year warrant to purchase 100,000 shares of common stock with an exercise price of $7.40 per share, which was valued at $314. Also included in the purchase agreement is a provision to pay between 2-1/2% and 12% of future sales of OPDs over the life of the patents.

Cylinder Exchange Businesses

        During fiscal 2002, 2001 and 2000, the Company completed a number of cylinder exchange acquisitions for an aggregate cash purchase price of approximately $218, $362 and $2,067, respectively, related to assets including cylinders, cylinder displays and other equipment and the right, title and interest in and to sellers' retail propane cylinder exchange accounts and locations.

Summary

        During the years ended July 31, 2002, 2001 and 2000, the Company acquired cylinder exchange, International Propane Products, Bison Valve, Uniflame, and QuickShip assets described above under various agreements. These acquisitions are summarized as follows:

                                                                 2002             2001                2000
                                                              ----------        ----------         ----------
        Net assets acquired including intangibles ....        $      218        $    8,220         $   21,335
        Deferred purchase price ......................                --                --             (2,663)
        Common stock and warrants issued .............                --            (6,886)            (8,130)
                                                              ----------        ----------         ----------
        Cash paid for acquisitions ...................        $      218        $    1,334         $   10,542
                                                              ==========        ==========         ==========

        The acquisitions were accounted for under the purchase method and, accordingly, the operating results from these acquisitions have been included in the Company's consolidated financial statements since the dates of acquisition. The following unaudited pro forma summary presents financial information for the Company for the years ended July 31, 2002, and 2001 as if the acquisitions had occurred on August 1, 2000. These pro forma results have been prepared for comparative purposes and do not purport to be indicative of what would have occurred had the acquisitions been made on August 1, 2001 or of future results.

                                                      2002              2001
                                                   ----------        ----------
                                                           (UNAUDITED)
        Net revenues ......................        $  205,674        $  138,542
        Net income (loss) .................        $    8,037        $   (5,509)
        Basic income (loss) per common
          share ...........................        $     0.63        $    (0.46)

11.  STOCKHOLDERS' EQUITY

Common Stock Placement

        On April 19, 2002, the Company completed the sale of 1.5 million shares of common stock for $10.875 million in a private placement through SunTrust Robinson Humphrey Capital Markets, as Placement Agent, to selected institutional and individual investors at a price of $7.25 per share. The net proceeds from the financing were used to pay down the Credit Facility.

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

        In connection with the issuance of 1,716,667 shares of Series A Convertible Preferred Stock, the Company paid William Blair & Co. a placement fee of $500 in cash and issued a five-year warrant to purchase 16,667 shares of common stock at an exercise price of $6.00 per share.

        The Series A Convertible Preferred Stock accrued a cumulative dividend on the 20th day of December, March, June, and September of each year based on an annual rate of 5% through September 7, 2003; 12% from September 8, 2003 through September 7, 2004; and 15% thereafter. Effective September 7, 2001, the annual dividend rate increased to 15% because a registration statement covering the shares of common stock into which the Series A Convertible Preferred Stock is convertible was not yet effective. The 15% rate continued until the registration statement became effective on April 8, 2002. As of July 31, 2002 and 2001, the Company had accrued dividends on the outstanding shares of Series A Convertible Preferred Stock of $1.7 million and $770,000, respectively. During March, April and May 2002, the holders of 1,000,000 shares of Series A Convertible Preferred Stock converted such shares into 1,000,000 shares of common stock. Effective September 24, 2002, as permitted by the Company's Second Amended and Restated Certificate of Incorporation, as amended, the Company converted the remaining 1,850,000 outstanding shares of Series A Convertible Preferred Stock into 1,850,000 shares of common stock. Prior to conversion, the shares of Series A Convertible Preferred Stock accrued a cumulative dividend that the Company satisfied, as permitted by the terms of the Series A Convertible Preferred Stock, by issuing an aggregate of 233,611 shares of common stock to the holders of the Series A Convertible Preferred Stock upon conversion.

Private Placement

        In September 1999, the Company completed a $7,200 private placement of 981,119 units, each consisting of one share of the Company's common stock and one warrant to purchase 0.35 shares of common stock. The offering was made only to "accredited investors," as defined in Rule 501(a) of Regulation D. The investors included the following officers or directors of the Company: Billy D. Prim, Craig J. Duchossois (who is no longer a director of the Company), Andrew
J. Filipowski, Mark Castaneda, Steven D. Devick, Richard A. Brenner and Jerald
D. Shadley, who in the aggregate purchased 438,747 of the 981,119 units sold (Note 13). The price per unit was $7.375, which was the closing price of the Company's common stock on September 3, 1999, the final trading day prior to the consummation of the offering. The warrants may be exercised at a price equal to $8.48 per share at any time prior to September 7, 2004. The net proceeds from this offering were used to repay indebtedness.

Stock Compensation Plans

        The Company has three active stock-based compensation plans (the "Plans") for outside directors, officers and certain employees to receive stock options and other equity-based awards. Under the Plans, the Company may, at its discretion, issue incentive or non-qualified stock options, stock appreciation rights, restricted stock or deferred stock.

        Stock options generally are granted with an exercise price equal to 100% of the market value per share of the common stock on the date of grant. The options vest over one to five years and expire ten years from the date of grant. The terms and conditions of the awards made under the plans vary but, in general, are at the discretion of the board of directors or its appointed committee. Under the Plans the Company has reserved 3,667,769 shares of common stock for use and distribution under the terms of the Plans.

        The Company also has a Distributor Stock Option Plan (the "Distributor Option Plan") for Blue Rhino distributors and their stockholders, partners, members, directors, general partners, managers, officers, employees and consultants. The Company has reserved 400,000 shares of common stock for issuance upon the exercise of options granted under the Distributor Option Plan. Options issued under the Distributor Option Plan vest ratably over four years and expire ten years from the date of grant. For the years ended July 31, 2002, 2001 and 2000, the Company recognized compensation expense included in cost of sales of approximately $111, $180 and $138, respectively, related to stock options outstanding under the Distributor Option Plan.

        A consolidated summary of the Company's Plans and Distributor Option Plan at July 31, 2002, 2001 and 2000 and changes during the periods then ended is presented in the table below:

                                                            2002                     2001                     2000
                                                    ---------------------    ---------------------    ---------------------
                                                                 WEIGHTED                 WEIGHTED                 WEIGHTED
                                                                 AVERAGE                  AVERAGE                  AVERAGE
                                                                 EXERCISE                 EXERCISE                 EXERCISE
                                                     SHARES       PRICE       SHARES       PRICE        SHARES      PRICE
                                                    ---------    --------    ---------    --------    ---------    --------
       Shares under option:
         Outstanding, beginning of year.........    2,467,893    $   6.93    1,535,307    $  10.58      966,552    $  12.52
            Granted.............................    1,110,000        5.94    1,148,360        2.61      653,004        7.76
            Exercised...........................       58,433        3.09           --        ----        6,881        9.08
            Cancelled...........................      222,156        7.75      215,774        9.63       77,368       11.54
                                                    ---------               ----------                ---------
         Outstanding, end of year...............    3,297,304        6.61    2,467,893        6.93    1,535,307       10.58
                                                    ---------               ----------                ---------
         Exercisable, end of year...............    1,063,216        9.48      688,173       11.23      445,909       11.29
                                                    =========               ==========                =========
       Weighted average fair value of
         options granted........................    $    2.37               $     1.18                $    3.42
                                                    =========               ==========                =========
       Options available for grant, end of
         year...................................      770,465                  671,982                  304,568
                                                    =========               ==========                =========

        For various price ranges, weighted average characteristics of outstanding stock options at July 31, 2002 were as follows:

                                                            OUTSTANDING OPTIONS                 EXERCISABLE OPTIONS
                                                 ------------------------------------------    ----------------------
                                                                  WEIGHTED
                                                                   AVERAGE         WEIGHTED                  WEIGHTED
                                                                  REMAINING        AVERAGE                   AVERAGE
            RANGE OF EXERCISE PRICES               SHARES       LIFE (YEARS)        PRICE        SHARES       PRICE
        ---------------------------------        ---------      ------------       --------    ----------    --------
        $  2.13 -- $  3.45...............          886,985           8.42          $   2.26      172,153     $   2.26
        $  3.55 -- $  4.60...............          162,068           7.60              4.09       63,395         4.17
        $  5.06 -- $  7.50...............        1,236,204           8.71              6.00      171,604         6.80
        $  7.70 -- $ 12.75...............          422,413           8.18              8.58      155,554         8.61
        $ 12.89 -- $ 14.75...............          542,634           6.07             13.04      454,410        13.03
        $ 19.13 -- $ 24.25...............           47,000           6.41             21.63       46,100        21.64
                                                 ---------      ------------       --------    ---------     --------
                                                 3,297,304           8.04          $   6.61    1,063,216     $   9.48
                                                 =========      ============       ========    =========     ========

        Had compensation expense for the 1994 Stock Incentive Plan, the 1998 Stock Incentive Plan or the Director Option Plan been determined for options granted since August 1, 1995 in accordance with SFAS No. 123, the Company's pro forma net income/(loss) and earnings/(loss) per share for the years ended July 31, 2002, 2001 and 2000 would have been as follows:

                                                                             2002               2001                2000
                                                                          -----------        -----------         -----------
         Net income (loss) available for common stockholders:
           As reported ...........................................        $     8,026        $    (4,722)        $    (1,005)
                                                                          ===========        ===========         ===========
           Pro forma .............................................        $     6,636        $    (5,952)        $    (2,035)
                                                                          ===========        ===========         ===========
         Earnings (loss) per common share:
         Basic:
           As reported ...........................................        $      0.63        $     (0.41)        $     (0.12)
                                                                          ===========        ===========         ===========
           Pro forma .............................................        $      0.52        $     (0.51)        $     (0.23)
                                                                          ===========        ===========         ===========
         Diluted:
           As reported ...........................................        $      0.55        $     (0.41)        $     (0.12)
                                                                          ===========        ===========         ===========
           Pro forma .............................................        $      0.45        $     (0.51)        $     (0.23)
                                                                          ===========        ===========         ===========

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for all grants: expected lives ranging from five to six years; expected volatility ranging from 30% to 91%; expected dividends of zero and a risk-free interest rate ranging from 1.7% to 5.8%.

Employee Stock Purchase Plan

         The Company established an Employee Stock Purchase Plan (the "ESPP") effective January 1, 2000, for all eligible employees. Under the ESPP, shares of the Company's common stock are purchased during annual offerings commencing on January 1 of each year. Shares are purchased at three-month intervals at 85% of the lower of the fair market value on the first day of the offering or the last day of each three-month purchase period. Employees may purchase shares having a value not exceeding 15% of their annual compensation, or $25,000, whichever is less. During the years ended July 31, 2002, 2001 and 2000, employees purchased 77,581, 57,449 and 4,880 shares, respectively, at an average price of $3.06 per share, $2.13 per share and $7.34 per share, respectively. At July 31, 2002, 160,090 shares were reserved for future issuance under the ESPP.

Common Stock Warrants

         Warrants to purchase 414,116 shares of the Company's common stock at an exercise price of $8.48 per share contained anti-dilution provisions that were triggered as a result of the issuance of 1,716,667 shares of Series A Convertible Preferred Stock at $6.00 per share and the issuance of warrants to purchase 1,372,071 shares of common stock at $3.8685 per share in connection with the private placement of subordinated debt. As a result, the exercise price of such warrants were reset at $3.8685 and the number of shares of common stock for which those warrants are exercisable was increased by 589,467 shares to 1,003,583 shares, which, if the warrants are exercised, will result in additional dilution for existing stockholders.

         The Company has issued common stock warrants in connection with various debt, equity and acquisition transactions. At July 31, 2002, warrants to purchase a total of 2,846,741 shares of common stock were outstanding, fully vested and exercisable for various periods extending as long as through June 15, 2011, with exercise prices ranging from $3.87 to $8.48 per share. Interest expense related to the outstanding warrants was $744, $30 and $1,002 respectively, for the years ended July 31, 2002, 2001 and 2000. The fair value of each warrant is estimated on the date of grant using an option pricing model with the following weighted average assumptions used for all grants: expected lives of five to ten years; expected volatility ranging from 30% to 90%; expected dividends of zero and a risk-free interest rate ranging from 3.5% to 5.8%.

         For all applicable warrant prices, weighted average characteristics of outstanding stock warrants at July 31, 2002 were as follows:

                                               OUTSTANDING WARRANTS                  EXERCISABLE WARRANTS
                                      -------------------------------------       -------------------------
                                                      WEIGHTED
                                                       AVERAGE     WEIGHTED                        WEIGHTED
                                                      REMAINING     AVERAGE                         AVERAGE
               EXERCISE PRICES          SHARES       LIFE (YEARS)    PRICE           SHARES          PRICE
               ---------------        ----------     ------------  --------        ----------      --------
               $ 3.87 .........        2,346,011         6.53        $ 3.87         2,346,011        $ 3.87
               $ 6.00 .........          116,667         3.22          6.00           116,667          6.00
               $ 7.40 .........          100,000         2.13          7.40           100,000          7.40
               $ 8.48 .........          284,063         2.10          8.48           284,063          8.48
                                      ----------        -----        ------        ----------        ------
                                       2,846,741         5.80        $ 4.54         2,846,741        $ 4.54
                                      ==========        =====        ======        ==========        ======

Shares reserved for future issuance

      The Company has reserved 8,924,600 authorized shares of common stock for future issuance as of July 31, 2002.

12. EARNINGS (LOSS) PER SHARE:

         The following table sets forth a reconciliation of the numerators and denominators in computing earnings (loss) per common share in accordance with Statement of Financial Accounting Standards No. 128.

                                                                                        2002            2001              2000
                                                                                      --------        ---------         --------
Net income (loss) .................................................................   $  9,815        $  (3,952)        $ (1,005)
Less: Preferred stock dividends ...................................................      1,789              770               --
                                                                                      --------        ---------         --------
Income (loss) available to common stockholders.....................................   $  8,026        $  (4,722)        $ (1,005)
                                                                                      ========        =========         ========

Income (loss) available to common stockholders                                        $  8,026        $  (4,722)        $ (1,005)
Weighted average number of common shares outstanding (in thousands) ...............     12,658           11,641            8,736
                                                                                      --------        ---------         --------
Basic earnings (loss) per common share ............................................   $   0.63        $   (0.41)        $  (0.12)
                                                                                      ========        =========         ========

Income (loss) available to common stockholders                                        $  8,026        $  (4,722)        $ (1,005)
Weighted average number of common shares outstanding (in thousands) ...............     12,658           11,641            8,736
Effect of potentially dilutive securities (in thousands):
Common stock options ..............................................................        890               --               --
    Common stock warrants .........................................................      1,153               --               --
                                                                                      --------        ---------         --------
  Weighted average number of common shares outstanding assuming dilution ..........     14,701           11,641            8,736
                                                                                      --------        ---------         --------
  Diluted earnings (loss) per common share ........................................   $   0.55        $   (0.41)        $  (0.12)
                                                                                      ========        =========         ========

         Common stock options and common stock warrants listed below for the year ended July 31, 2002 were not included in the computation of diluted earnings per share because the exercise prices are greater than the average market price of the Company's common stock and the effect would be anti-dilutive. Common stock options and common stock warrants listed below for the years ended July 31, 2001 and 2000 have been excluded from the computation of diluted loss per share because they were anti-dilutive.


                                                        2002              2001              2000
                                                     ----------        ----------        ----------
               Common stock options .........         1,023,047         2,467,893         1,535,307
                                                     ==========        ==========        ==========
               Common stock warrants ........           284,063         2,935,704           857,499
                                                     ==========        ==========        ==========

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

         During the years ended July 31, 2002, 2001 and 2000, the Company paid professional legal fees to Pedersen & Houpt, a Professional Corporation ("P&H") in the amount of $68, $173, and $459, respectively. A principal of P&H is also a director of the Company.

         The Company leases facilities from affiliates under noncancelable operating leases that expire December 2002, April 2003 and March 2005. Rent expense under these leases was $588, $567, and $299 for the years ended July 31, 2002, 2001 and 2000, respectively.

         As of July 31, 1999, Platinum Propane Holding, LLC ("PPH") and Ark Holdings ("Ark") were affiliates and together operated the Company's eight affiliated distributors. PPH began operations as a distributor during fiscal 1996, while Ark began operations as a distributor during fiscal 1998. In August 1999, the Company's Chairman, Chief Executive Officer and President, Billy D. Prim, and Vice Chairman, Andrew J. Filipowski, sold all of their interests in PPH and Ark distributors to an existing investor in PPH. This investor is not affiliated with Blue Rhino Corporation. Messrs. Prim and Filipowski together owned approximately 42% of PPH, a holding company for five Blue Rhino distributors. Sales from PPH's distributors represented approximately 32% of Blue Rhino's net revenues for the year ended July 31, 1999. In addition, Messrs. Prim and Filipowski together owned approximately 47% of Ark, a holding company for three Blue Rhino distributors. Sales from Ark distributors represented approximately 6% of Blue Rhino's net revenues for the year ended July 31, 1999. Both Messrs. Prim and Filipowski continue to serve as directors for PPH and Ark. On November 30, 2001, Messrs. Prim and Filipowski unconditionally guaranteed and secured the payment of certain PPH obligations to its primary bank in a principal amount of up to $3,500.

      The following represents transactions with PPH for the years ended July 31, 2002, 2001 and 2000, respectively, and with Ark for the one-month period ended August 31, 1999:

                                                  PPH             PPH             PPH           ARK
                                                  2002            2001            2000          2000
                                                --------        --------        --------        ----
               Advances ................        $  2,586        $  2,637        $    437        $ --
               Notes receivable ........              --              --             110          --
               Cost of sales ...........          22,947          16,439          12,469         241
               Interest income .........             303             162              --          --
               Lease income ............           1,592           1,494           1,270          16

14. PREPAID EXPENSES AND OTHER CURRENT ASSETS

         Prepaid expenses and other current assets consists of the following at July 31:

                                                 2002           2001
                                                -------        -------
               Advances ................        $   991        $ 7,890
               Prepaid expenses ........          1,782          1,234
               Propane derivative ......            307             --
               Notes receivable ........              1            278
                                                -------        -------
                                                $ 3,081        $ 9,402
                                                =======        =======

15. OTHER, NET

         The Company had certain non-operating income and expenses classified as other, net during the years ended July 31, 2002, 2001 and 2000 as follows:

                                                           2002           2001          2000
                                                          ------         ------         -----
               Interest income ...................        $ (512)        $ (553)        $ (82)
               Miscellaneous (income) expense ....           (15)           201             2
               Loss on disposal of assets ........           105             51            96
                                                          ------         ------         -----
                                                          $ (422)        $ (301)        $  16
                                                          ======         ======         =====

16. INCOME TAXES

         The provision for income taxes for the years ended July 31, 2002, 2001 and 2000 consisted of $47, $123 and $32 of current tax expense, respectively.

         A reconciliation of the differences between the statutory federal income tax rate of 34% and the effective tax rate for the years ended July 31, 2002, 2001 and 2000 is as follows:

                                                                2002           2001           2000
                                                               -----          -----          -----
               Federal statutory tax rate .............         34.0%         (34.0)%        (34.0)%
                 Change in valuation allowance ........        (34.4)          32.5           26.6
                 Permanent differences and other ......           .4            2.5            7.4
                 State taxes net of federal benefit ...           .5            2.2            3.9
                                                               -----          -----          -----
               Effective tax rate .....................           .5%           3.2%           3.9%
                                                               =====          =====          =====

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liability are as follows:

                                                                 2002                2001               2000
                                                               ----------         ----------         ----------
               Assets:
                 Net operating loss carryforward ......        $   11,583         $   13,884         $    9,977
                 Allowance for doubtful accounts ......             1,540              1,042                493
                 Distributor option plan ..............               289                205                 68
                 Deferred loss on joint venture .......              (430)               529                157
                 Accrued expenses .....................               327                531                 --
                 Reserves .............................               297                280                 --
                 Other ................................               364                311                 68
                                                               ----------         ----------         ----------
                 Total gross deferred tax assets ......            13,970             16,782             10,763
                 Valuation allowance ..................            (5,606)            (8,616)            (7,337)
                                                               ----------         ----------         ----------
               Net deferred tax assets ................        $    8,364         $    8,166         $    3,426
                                                               ==========         ==========         ==========
               Liability:
                 Depreciation and amortization ........             8,364              8,166              3,426
                                                               ----------         ----------         ----------
               Total gross deferred tax liabilities ...        $    8,364         $    8,166         $    3,426
                                                               ==========         ==========         ==========

         As of July 31, 2002, the Company has recorded a valuation reserve for deferred tax assets of $5,606 related to federal operating losses, state operating losses, and other differences between book and tax accounting. This reserve was established in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, as it is management's opinion that it is more likely than not that some portion of these benefits may not be realized ($280 of the valuation allowance serves to offset the tax benefit of items related to employee stock options). At July 31, 2002, federal net operating losses of approximately $29,994 may expire beginning in year 2015 and state net operating losses of approximately $26,583 may expire beginning in years 2013 if unused. However, the utilization of the net operating losses will be subject to certain limitations as prescribed by Section 382 of the Internal Revenue Code.

17. DERIVATIVE INSTRUMENTS

         Effective August 1, 2000, the Company adopted Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133") which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income ("OCI") and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. The cumulative effect of the adoption of SFAS 133 resulted in a reduction to OCI of $131 for fiscal 2001.

         The Company uses derivative instruments, which are designated as cash flow hedges, to manage exposure to interest rate fluctuations and wholesale propane price volatility. The Company's objective for holding derivatives is to minimize risks by using the most effective methods to eliminate or reduce the impacts of these exposures.

         In July 2000, the Company entered into an interest rate swap agreement, as required under its bank credit facility, with a notional amount of $10,000 as a cash flow hedge of the variable interest rate debt outstanding under its credit facility. Under the swap agreement, which expires in July 2003, the Company pays a fixed rate of 7.36% and receives a rate equivalent to the thirty-day London Interbank Offered Rate ("LIBOR"), adjusted quarterly. The swap was designated as a hedge of the benchmark interest rate. In July 2002, the Company amended and extended its existing bank credit facility (as amended, "Credit Facility"). The Credit Facility bears interest at the thirty-day LIBOR, adjusted monthly, plus 3% per annum. At July 31, 2002, the interest rate swap was an effective cash flow hedge. As a result of the interest rate swap agreement, there was a $498 and a $154 charge to interest expense for the effective portion of the hedge during the years ended July 31, 2002 and 2001, respectively. Hedge ineffectiveness, determined in accordance with SFAS 133, resulted in a ($1) credit to other income and a $12 charge to other expense during the years ended July 31, 2002 and 2001, respectively. The fair value of the derivative at July 31, 2002 and 2001 was ($551) and ($636), respectively, and it is reflected on the balance sheet at July 21, 2002 in current portion of long-term debt and capital lease obligations.

         Effective March 1, 2001, the Company restructured its payment obligations to distributors such that each payment includes a fixed component and a variable component based on the price of propane. Beginning in March 2001, the Company entered into various derivative instruments as cash flow hedges against fluctuations in the propane price component of the distributor payments. The Company currently expects that the derivative instruments will hedge, in the aggregate, approximately 60% to 95% of the

Company's anticipated monthly cylinder exchange volume during fiscal year 2003. At this level, substantially all of the Company's fixed prices with its major retailers will be hedged. As a result of the propane derivative instruments, there was a $2,064 and a $235 charge to cost of sales for the effective portion of the hedge during the years ended July 31, 2002 and 2001, respectively. Hedge ineffectiveness, determined in accordance with SFAS 133, had no impact on earnings for the twelve-month periods ended July 31, 2002 and 2001, respectively. The fair value of the derivative at July 31, 2002 and 2001 was $$515 and ($478), respectively, and it is reflected on the balance sheet at July 31, 2002 as a $307 current asset in prepaid expenses and other current assets and a $208 non-current asset in other assets.

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

         The following is a rollforward of the components of OCI for the years ended July 31, 2002 and 2001:

                                                                                     2002             2001
                                                                                   --------         --------
       Beginning balance deferred in OCI ....................................      $ (1,102)        $     --
       Transition adjustment from adoption of SFAS 133 ......................            --             (131)
       Net change associated with current period hedge transactions..........        (1,485)          (1,372)
       Net amount reclassified into earnings during the year ................         2,561              401
                                                                                   --------         --------
       Ending balance deferred in OCI .......................................      $    (26)        $ (1,102)
                                                                                   ========         ========

         Total comprehensive income (loss) was $10,891 and ($5,054) for the years ended July 31, 2002 and 2001, respectively.

18. DEFINED CONTRIBUTION PLAN

         The Company maintains a defined contribution employee benefit plan ("401(k) plan"), which covers all employees over 21 years of age who have completed a minimum of six months of employment. Employee contributions are matched by the Company up to a specific amount under the provisions of the 401(k) plan. Company contributions during the years ended July 31, 2002, 2001 and 2000 were approximately $161, $135 and $85, respectively.

19. SUPPLEMENTAL INFORMATION TO CONSOLIDATED STATEMENTS OF CASH FLOWS

         The Company had certain non-cash investing and financing activities during the years ended July 31, 2002, 2001 and 2000 as follows:

                                                                             2002           2001           2000
                                                                           -------        -------        -------
       Capital lease obligations ..................................        $    --        $    --        $   448
       Notes receivable exchanged for the purchase of assets ......            129            157            498
       Warrants issued in connection with debt, equity and
         acquisition transactions .................................             --          3,526          2,546
       Advances to R4 Tech exchanged for the purchase of
          property, plant and equipment ...........................          7,599             --             --
       Accreted preferred dividends ...............................          1,789            770             --

         Interest paid during the years ended July 31, 2002, 2001 and 2000 was $5,382, $4,339 and $2,066, respectively.

20. SEGMENT INFORMATION

         The Company has two reportable segments: cylinder exchange and products and other. The cylinder exchange segment relates to cylinder exchange transactions and lease income from cylinders and cylinder displays. The products and other segment includes the activities required to sell patio heaters, grills, fireplace accessories and garden products. In addition, the financial information related to QuickShip, a retail shipping services company acquired in October 2000, is included within the products and other segment as it is not currently significant on a stand-alone basis (Note 10). For the years ended July 31, 2002 and 2001, QuickShip had a loss before interest, taxes, depreciation, and amortization of ($1,505) and ($642), respectively.

         The Company evaluates performance and allocates resources based on several factors, of which the primary financial measure is business segment operating income, defined as earnings before interest, taxes, depreciation and amortization before other non-operating expenses ("EBITDA"). EBITDA as presented may not be comparable to similarly titled measures used by other entities.

EBITDA should not be considered in isolation from, or as a substitute for, net income or cash flows from operating activities prepared in accordance with accounting principles generally accepted in the United States as an indicator of operating performance or as a measure of liquidity. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (Note 2). There are no significant inter-segment revenues.

         The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and operational strategies. The Company's selected segment information as of and for the years ended July 31, 2002, 2001, and 2000 is as follows:

                                                                                 2002              2001             2000
                                                                              ----------        ----------        ----------
               Net revenues:
                 Cylinder exchange ...................................        $  127,944        $   85,666        $   68,268
                 Products and other ..................................            77,641            52,291             9,962
                                                                              ----------        ----------        ----------
                                                                              $  205,585        $  137,957        $   78,230
                                                                              ==========        ==========        ==========
               Segment EBITDA before extraordinary loss:
                 Cylinder exchange ...................................        $   20,691        $   10,219        $    6,406
                 Products and other ..................................             3,568             2,267               864
                                                                              ----------        ----------        ----------
               Total segment EBITDA before extraordinary loss ........            24,259            12,486             7,270
               Depreciation and amortization .........................             7,888             8,461             4,717
                                                                              ----------        ----------        ----------
               Income from operations ................................        $   16,371        $    4,025        $    2,553
                                                                              ==========        ==========        ==========
               Total assets:
                 Cylinder exchange ...................................        $  110,870        $   93,594        $   82,429
                 Products and other ..................................            32,503            33,750            25,746
                                                                              ----------        ----------        ----------
                                                                              $  143,373        $  127,344        $  108,175
                                                                              ==========        ==========        ==========

         The following items are included in income (loss) before income taxes:

                                                                           2002            2001            2000
                                                                         --------        --------        --------
               Equity in loss of equity method investees:
                 Cylinder exchange ..............................        $    714        $  2,572        $    403
                 Products and other .............................              --              --              --
                                                                         --------        --------        --------
                                                                         $    714        $  2,572        $    403
                                                                         ========        ========        ========
               Depreciation and amortization:
                 Cylinder exchange ..............................        $  7,132        $  5,965        $  4,388
                 Products and other .............................             756           2,496             329
                                                                         --------        --------        --------
                                                                         $  7,888        $  8,461        $  4,717
                                                                         ========        ========        ========

         The following items are included in the determination of identifiable assets:

                                                                       2002            2001             2000
                                                                    ---------        ---------        ---------
               Investments in equity method investees:
                 Cylinder exchange .........................        $      --        $     455        $   3,027
                 Products and other ........................               --               --               --
                                                                    ---------        ---------        ---------
                                                                    $      --        $     455        $   3,027
                                                                    =========        =========        =========
               Capital expenditures:
                 Cylinder exchange .........................        $  19,519        $  10,844        $  17,824
                 Products and other ........................              273              152               41
                                                                    ---------        ---------        ---------
                                                                    $  19,792        $  10,996        $  17,865
                                                                    =========        =========        =========
               Goodwill:
                 Cylinder exchange .........................        $   9,558        $   9,519        $   9,916
                 Products and other ........................           21,083           21,144           15,428
                                                                    ---------        ---------        ---------
                                                                    $  30,641        $  30,663        $  25,344
                                                                    =========        =========        =========

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

22. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                                         FISCAL 2002 QUARTER ENDED
                                                                       ------------------------------------------------------------
                                                                       OCTOBER 31       JANUARY 31         APRIL 30         JULY 31
                                                                       ----------       ----------         --------        --------
                                                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
               Net revenues .....................................        $ 36,546        $  38,759         $ 58,933        $ 71,347
               Total operating costs and expenses ...............          34,155           37,064           55,087          62,907
                                                                         --------        ---------         --------        --------
               Income from operations ...........................           2,391            1,695            3,846           8,440

               Net income (loss) ................................        $    573        $     (91)        $  2,354        $  6,979
               Preferred dividends ..............................             466              641              537             145
                                                                         --------        ---------         --------        --------
               Income (loss) available to common stockholders ...        $    107        $    (732)        $  1,817        $  6,834
                                                                         ========        =========         ========        ========

               Per share data:
               Basic earnings (loss) per common share ...........        $   0.01        $   (0.06)        $   0.15        $   0.49
                                                                         ========        =========         ========        ========

               Diluted earnings (loss) per common share .........        $   0.01        $   (0.06)        $   0.12        $   0.40
                                                                         ========        =========         ========        ========

                                                                                       FISCAL 2001 QUARTER ENDED
                                                                       ------------------------------------------------------------
                                                                       OCTOBER 31       JANUARY 31         APRIL 30         JULY 31
                                                                       ----------       ----------        ---------        --------
                                                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
               Net revenues .....................................       $  33,625        $  31,468        $  31,309        $ 41,555
               Total operating costs and expenses ...............          32,008           32,161           31,615          38,148
                                                                        ---------        ---------        ---------        --------
               Income (loss) from operations ....................           1,617             (693)            (306)          3,407

               Net income (loss) ................................       $    (184)       $  (2,465)       $  (2,131)       $    828
               Preferred dividends ..............................             128              214              214             214
                                                                        ---------        ---------        ---------        --------
               Income (loss) available to common stockholders ...       $    (312)       $  (2,679)       $  (2,345)       $    614
                                                                        =========        =========        =========        ========
               Per share data:
               Basic and diluted earnings (loss) per common
                  share .........................................       $   (0.03)       $   (0.22)       $   (0.19)       $   0.05
                                                                        =========        =========        =========        ========

  Note: Quarterly amounts may not add to annual amounts due to the effect of rounding on a quarterly basis.

                        REPORT OF INDEPENDENT ACCOUNTANTS

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

                                      /s/ ERNST & YOUNG LLP

Winston-Salem, North Carolina
March 14, 2001

                    R4 TECHNICAL CENTER - NORTH CAROLINA, LLC

                                  BALANCE SHEET

                                DECEMBER 31, 2000

ASSETS
Current assets:
   Cash and cash equivalents ...............................       $   235,551
   Accounts receivable .....................................           171,575
   Accounts receivable from related parties ................           568,517
   Inventories .............................................           170,449
   Prepaid expenses and other current assets ...............           186,300
                                                                   -----------
                Total current assets .......................         1,332,392

Property, plant and equipment, net .........................         7,404,507
                                                                   ===========

                Total assets ...............................       $ 8,736,899
                                                                   ===========


LIABILITIES AND MEMBERS' CAPITAL
Current liabilities:
   Accounts payable ........................................       $   914,082
   Accrued expenses ........................................           321,936
   Amounts due to Blue Rhino Corporation ...................         3,253,650
                                                                   -----------
                Total current liabilities ..................         4,489,668

Capital lease obligations, less current maturities .........            26,275
                                                                   -----------
                     Total liabilities .....................         4,515,943

Members' capital ...........................................         4,220,956
                                                                   -----------

                Total liabilities and members' capital .....       $ 8,736,899
                                                                   ===========

    The accompanying notes are an integral part of the financial statements.

                    R4 TECHNICAL CENTER - NORTH CAROLINA, LLC

                           STATEMENT OF OPERATIONS AND
                           CHANGES IN MEMBERS' CAPITAL

   For the Period from April 28, 2000 (date of inception) to December 31, 2000

Net revenues ................................       $  3,871,065

Costs and expenses:
   Cost of sales ............................          5,453,824
   Selling, general and administrative ......            590,206
   Depreciation and amortization ............            308,536
                                                    ------------
Operating loss ..............................         (2,481,501)

Other income (expense):
   Start up expenses ........................           (172,299)
   Interest expense .........................           (125,244)
                                                    ------------

Net loss ....................................         (2,779,044)

Issuance of member units ....................          7,000,000
                                                    ------------

Members' capital at December 31, 2000 .......       $  4,220,956
                                                    ============

    The accompanying notes are an integral part of the financial statements.

                    R4 TECHNICAL CENTER - NORTH CAROLINA, LLC

                             STATEMENT OF CASH FLOWS

       Period from April 28, 2000 (date of inception) to December 31, 2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ...................................................       $ (2,779,044)
Adjustments to reconcile net loss to net cash used in
   operating activities:
     Depreciation and amortization .........................            308,536
     Non-cash start up expenses ............................            172,299
     Changes in operating assets and liabilities:
       Accounts receivable .................................           (740,092)
       Inventories .........................................           (163,693)
       Prepaid expenses and other current assets ...........           (181,903)
       Accounts payable ....................................            914,082
       Accrued expenses ....................................            314,680
                                                                   ------------
Net cash used in operating activities ......................         (2,155,135)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment .................         (1,224,281)
                                                                   ------------
Net cash used in investing activities ......................         (1,224,281)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from Blue Rhino Corporation .......................          3,253,650
Proceeds from the issuance of member units, net ............            363,177
Principal payments on capital lease obligation .............             (1,860)
                                                                   ------------
Net cash provided by financing activities ..................          3,614,967
                                                                   ------------

Increase in cash and cash equivalents ......................            235,551
Cash and cash equivalents at beginning of period ...........                 --
                                                                   ------------
Cash and cash equivalents at end of period .................       $    235,551
                                                                   ============

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

         As of and for the period ended December 31, 2000, related party customers accounted for 77% of accounts receivables and 68% of revenues.

4. INVENTORIES

         Inventories at December 31, 2000, consist of the following:

               Raw materials ...........       $ 114,352
               Work in process .........           5,284
               Finished goods ..........          50,813
                                               ---------
                                               $ 170,449
                                               =========

5. PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment at December 31, 2000, consist of the following:

               Land and improvements ............................       $    922,838
               Buildings ........................................          2,061,323
               Machinery and equipment ..........................          4,460,281
               Vehicles .........................................             24,220
               Furniture and fixtures ...........................             95,031
               Computer equipment and software ..................            149,350
                                                                        ------------
                                                                           7,713,043
               Less accumulated depreciation and amortization ...           (308,536)
                                                                        ------------
                                                                        $  7,404,507
                                                                        ============

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

8.   RELATED PARTY TRANSACTIONS

         The Company had the following transactions with related parties for the period from April 28, 2000 (date of inception) to December 31, 2000:

                                                                              BLUE RHINO           PLATINUM              TOTAL
                                                                              -----------         -----------         -----------
               Amounts due to affiliates at beginning of period ......        $        --         $        --         $        --

               Transactions during the period:
               Sales .................................................                 --          (2,638,349)         (2,638,349)
               Insurance .............................................             57,733                  --              57,733
               Interest expense ......................................             99,991                  --              99,991
               Cylinder lease expense ................................             91,504                  --              91,504
               Valve requalification service revenue .................           (138,465)                 --            (138,465)
               Rental income .........................................                 --             (52,177)            (52,177)
               Rent expense ..........................................                 --              37,542              37,542
               Inventory purchases ...................................            362,233                  --             362,233
               Administrative services ...............................            254,516                  --             254,516
               Payments, nets ........................................          2,526,138           2,084,467           4,610,605
                                                                              -----------         -----------         -----------
               Amounts due to (from) affiliates at end of period .....        $ 3,253,650         $  (568,517)        $ 2,685,133
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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item is contained in our definitive proxy statement relating to our 2002 Annual Meeting of Stockholders, which will be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, under the captions "Proposal 1 -- Election of Directors," "Information Concerning Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance," which are incorporated by reference herein.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this item is contained in our definitive proxy statement relating to our 2002 Annual Meeting of Stockholders, which will be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, under the caption "Executive Compensation," which is incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is contained in our definitive proxy statement relating to our 2002 Annual Meeting of Stockholders, which will be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, under the caption "Beneficial Ownership of Directors, Executive Officers and Certain Beneficial Owners," which is incorporated by reference herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is contained in our definitive proxy statement relating to our 2002 Annual Meeting of Stockholders, which will be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, under the caption "Certain Transactions," which is incorporated by reference herein.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:

         (1) Consolidated Financial Statements of Blue Rhino Corporation are included in Part II, Item 8:

                  Report of Independent Accountants
                  Consolidated Balance Sheets as of July 31, 2002 and 2001 Consolidated Statements of Operations for the years ended
                    July 31, 2002, 2001 and 2000
                  Consolidated Statements of Stockholders' Equity for the years ended July 31, 2002, 2001 and 2000
                  Consolidated Statements of Cash Flows for the years ended
                    July 31, 2002, 2001 and 2000
                  Notes to Consolidated Financial Statements

         (2) Financial Statement Schedules

                  Schedule II -- Valuation and Qualifying Accounts -- see additional section of this Report.

         (3) Exhibits

                  See the Exhibit Index following the Signature Page, which is incorporated herein by reference.

     (b) Reports on Form 8-K filed in the fourth quarter of fiscal 2002

         The Company did not file any reports on Form 8-K during the three months ended July 31, 2002.

     (c) See Item 14(a)(3).

     (d) The response to this portion of Item 14 is submitted under Item
14(a)(2).

                                   SIGNATURES

         Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        BLUE RHINO CORPORATION


                                        By:         /s/ BILLY D. PRIM
                                           -------------------------------------
                                                       Billy D. Prim
                                            Chairman of the Board, President and
                                                  Chief Executive Officer
Date: October 3, 2002

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

              SIGNATURE                                        TITLE                                     DATE
              ---------                                        -----                                     ----
          /s/ BILLY D. PRIM                       Chairman of the Board, President                October 3, 2002
-------------------------------------               and Chief Executive Officer
          Billy D. Prim                             (Principal Executive Officer)


         /s/ MARK CASTANEDA                       Secretary, Chief Financial Officer              October 3, 2002
-------------------------------------               and Director (Principal
           Mark Castaneda                           Financial and Accounting
                                                    Officer)

       /s/ ANDREW J. FILIPOWSKI                   Vice Chairman of the Board                      October 3, 2002
-------------------------------------
          Andrew J. Filipowski

        /s/ STEVEN D. DEVICK                      Director                                        October 3, 2002
-------------------------------------
          Steven D. Devick

        /s/ JOHN H. MUEHLSTEIN                    Director                                        October 3, 2002
-------------------------------------
          John H. Muehlstein

        /s/ RICHARD A. BRENNER                    Director                                        October 3, 2002
-------------------------------------
          Richard A. Brenner

        /s/ ROBERT J. LUNN                        Director                                        October 3, 2002
-------------------------------------
          Robert J. Lunn

         /s/ DAVID L. WARNOCK                     Director                                        October 3, 2002
-------------------------------------
          David L. Warnock

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Billy D. Prim, certify that:

1. I have reviewed this annual report on Form 10-K of Blue Rhino Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: October 3, 2002

                                    /s/ Billy D. Prim
                                    ------------------------------------
                                    Billy D. Prim
                                    Chairman and Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Mark Castaneda, certify that:

1. I have reviewed this annual report on Form 10-K of Blue Rhino Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: October 3, 2002


                                    /s/ Mark Castaneda
                                    -----------------------

                                    Mark Castaneda
                                    Chief Financial Officer

                                                                     SCHEDULE II

                             BLUE RHINO CORPORATION
                        VALUATION AND QUALIFYING ACCOUNTS
                 FISCAL YEARS ENDED JULY 31, 2002, 2001 AND 2000
                                 (IN THOUSANDS)

                                     COLUMN A                      COLUMN B     COLUMN C     COLUMN D   COLUMN E
                                     ---------                    ----------   ----------   ----------  --------
                                                                  BALANCE AT   CHARGED TO               BALANCE
                                                                   BEGINNING   COSTS AND                 END OF
               DESCRIPTION                                         OF PERIOD    EXPENSES    DEDUCTIONS   PERIOD
               -----------                                        ----------   ----------   ----------  -------
               Year ended July 31, 2000
                 Allowance for doubtful accounts.............         430          430          116(1)     744
               Year ended July 31, 2001
                 Allowance for doubtful accounts.............         744          837          733        848
               Year ended July 31, 2002
                 Allowance for doubtful accounts.............         848        1,483        1,490        841

----------
(1) Includes an allowance for doubtful accounts in the amount of $69 acquired in Uniflame acquisition.

                                    EXHIBITS

EXHIBIT
NUMBER                          DESCRIPTION OF EXHIBIT
-------                         ----------------------
 2.1      --    Agreement and Plan of Reorganization dated October 25, 2000 by and among the Company, QuickShip Acquisition Corp.,
                QuickShip, Inc., Thomas E. Brandtonies, Gold Banc
                Corporation, Inc., incorporated by reference to Exhibit
                2.1 to the Company's Annual Report on Form 10-K for the
                year ended July 31, 2000.

 3.1(a)   --    Second Amended and Restated Certificate of Incorporation of
                the Company, as amended, incorporated by reference to Exhibit
                3.1 to the Company's Annual Report on Form 10-K for the year ended July 31, 2000.

 3.1(b)   --    Certificate of Designation, Rights and Preferences of Series A
                Convertible Preferred Stock Dated September 7, 2000,
                incorporated by reference to Exhibit 4.10 to the Company's
                Registration Statement on Form S-3 dated September 25, 2000.

 3.1(c)   --    Certificate of Designation, Number of Authorized Shares of
                Series A Convertible Preferred Stock dated October 25, 2000, incorporated by reference to Exhibit 4.10 to the Company's
                Annual Report on Form 10-K for the year ended July 31, 2000.

 3.2      --    Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.2 to the Company's Registration Statement
                on Form S-1 dated March 10, 1998.

 4.1(a)   --    Form of Certificate of Common Stock of the Company, incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Company's
                Registration Statement on Form S-1 dated May 13, 1998.

 4.1(b)   --    Form of Certificate of Series A Convertible Preferred Stock
                of the Company, incorporated by reference to Exhibit 4.1(b) to the Company's Annual Report on Form 10-K for the year ended
                July 31, 2000.

 4.2      --    Senior Subordinated Debenture dated June 15, 2001 in the amount of $15,000,000 from the Company payable to Allied Capital
                Corporation, incorporated by reference to Exhibit 4.11 to the
                Company's Annual Report on Form 10-K for the year ended July 31,
                2001.

 4.3      --    Investment Agreement dated June 15, 2001 among the Company, USA
                Leasing, LLC, Rhino Services, LLC, CPD Associates, Inc.,
                QuickShip, Inc., Uniflame Corporation and Allied Capital
                Corporation, incorporated by reference to Exhibit 10.26 to the
                Company's Annual Report on Form 10-K for the year ended July 31,
                2001.

 4.4      --    Warrant issued to Allied Capital Corporation dated June 15,
                2001, incorporated by reference to Exhibit 4.12 to the Company's
                Annual Report on Form 10-K for the year ended July 31, 2001.

10.45     --    Investor Rights Agreement dated June 15, 2001 among the Company,
                Allied Capital Corporation and certain stockholders of the
                Company, incorporated by reference to Exhibit 4.13 to the
                Company's Annual Report on Form 10-K for the year ended July 31,
                2001.

 9.1      --    Amended and Restated Stockholders Agreement dated October
                25, 2000 among the Company and the holders of Series A
                Preferred Stock listed therein, incorporated by reference to
                Exhibit 9.1 to the Company's Annual Report on Form 10-K for the
                year ended July 31, 2000.

10.1(a)   --    Second Amended and Restated Loan Agreement between Bank of
                America, N.A. and the Company dated as of June 30, 2000,
                incorporated by reference to Exhibit 10.1(a) to the
                Company's Annual Report on Form 10-K for the year ended July 31,
                2000.

10.1(b)   --    Security Agreement, dated as of December 31, 1998 between
                the Company and Bank of America, N.A. (f/k/a NationsBank, N.A.),
                incorporated by reference to Exhibit 10.1(b) to Amendment No. 1 to the Company's Registration Statement on Form S-1 dated
                January 15, 1998.

10.1(c)   --    Amendment to Security Agreement between Bank of America, N.A.
                and the Company dated as of December 9, 1999, incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on
                Form 10-Q for the quarter ended October 31, 1999.

10.1(d)   --    Promissory Note in the amount of $7 million dated as of June
                30, 2000 made by the Company payable to Bank of America,
                N.A., incorporated by reference to Exhibit 10.1(d) to the
                Company's Annual Report on Form 10-K for the year ended July 31,
                2000.

10.1(e)   --    Promissory Note in the amount of $10 million dated as of June
                30, 2000 made by the Company payable to Bank of America, N.A., incorporated by reference to Exhibit 10.1(e) of the Company's
                Annual Report on Form 10-K for the year ended July 31, 2000.

10.1(f)   --    Promissory Note in the amount of $38 million dated as of June
                30, 2000 made by the Company payable to Bank of America, N.A., incorporated by reference to Exhibit 10.1(f) of the Company's
                Annual Report on Form 10-K for the year ended July 31, 2000.

10.1(g)   --    Pledge Agreement by the Company to Bank of America, N.A. dated as of June 30, 2000, incorporated by reference to Exhibit 10.1(g) of the Company's Annual report on Form 10-K for the year ended
                July 31, 2000.

10.1(h)   --    Continuing and Unconditional Guaranty Agreement between CPD
                Associates, Inc. and Bank of America, N.A. dated December 9,
                1999, incorporated by reference to Exhibit 10.4 to the
                Company's Quarterly Report on Form 10-Q for the Quarter
                Ended October 31, 1999.

10.1(i)   --    Continuing and Unconditional Guaranty Agreement between Rhino
                Services, L.L.C. and Bank of America, N.A., dated December 9,
                1999, incorporated by reference to Exhibit 10.5 to the Company's
                Quarterly Report on Form 10-Q for the Quarter Ended October 31,
                1999.

10.1(j)   --    Continuing and Unconditional Guaranty Agreement between USA
                Leasing, L.L.C. and Bank of America, N.A. dated December 9,
                1999, incorporated by reference to Exhibit 10.6 to the
                Company's Quarterly Report on Form 10-Q for the Quarter
                Ended October 31, 1999.

10.1(k)   --    Continuing and Unconditional Guaranty Agreement between
                QuickShip, Inc. and Bank of America, N.A. dated October 26,
                2000, incorporated by reference to Exhibit 10.1(k) to the
                Company's Annual Report on Form 10-K for the year ended July 31,
                2000.

10.1(l)   --    Continuing and Unconditional Guaranty Agreement between
                Uniflame Corporation and Bank of America, N.A. dated
                October 26, 2000.

10.1(m)   --    Third Modification Agreement dated June 15, 2001 by and among the Company, USA Leasing, LLC, Rhino Services, LLC, CPD
                Associates, Inc., QuickShip, Inc., Uniflame Corporation and Bank
                of America, N.A., incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the year ended
                July 31, 2001.

10.1(n)   --    Third Forbearance and Modification Agreement dated May 1,
                2001, among the Company and each of its subsidiaries,
                incorporated by reference to Exhibit 10.1 to the Company's
                Quarterly Report on Form 10-Q for the quarter ended April
                30, 2001.

10.2(a)   --    Form of Distribution Agreement of the Company and Its
                Distributors, incorporated by reference to Exhibit 10.7(a)

                to the Company's Registration Statement on Form S-1 dated
                March 10, 1998.

10.2(b)   --    Form of Sublease of Personal Property between the Company and
                Its Distributors, incorporated by reference to Exhibit 10.7(b)
                to the Company's Registration Statement on Form S-1 dated
                March 10, 1998.

10.3(a)   --    Form of Security Agreement to Secure the Sale of Cylinders
                between the Company and Its Distributors, incorporated by
                reference to Exhibit 10.8(a) to Amendment No. 1 to the Company's
                Registration Statement on Form S-1 dated April 22, 1998.

10.3(b)   --    Form of Promissory Note Evidencing the Sale of Cylinders
                between the Company and Its Distributors, incorporated by
                reference to Exhibit 10.8(b) to Amendment No. 1 to the Company's
                Registration Statement on Form S-1 dated April 22, 1998.

10.4      --    Blue Rhino Corporation Amended and Restated Stock Option Plan
                for Non-Employee Directors, incorporated by reference to
                Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for
                the quarter ended October 31, 2001.

10.5      --    Distributor Stock Option Plan of the Company, incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the Company's
                Registration Statement on Form S-1 dated April 22, 1998.

10.6      --    Blue Rhino Corporation 1994 Stock Incentive Plan, incorporated by reference to Exhibit 10.14 to the Company's Registration
                Statement on Form S-1 dated March 10, 1998.

10.7      --    Blue Rhino Corporation 1998 Stock Incentive Plan, as amended
                August 30, 2001, incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 2001.

10.8      --    Lease Agreement dated December 4, 1998 between the Company and
                Rhino Real Estate, L.L.C., incorporated by reference to
                Exhibit 10.14 to the Company's Registration Statement on Form
                S-1 dated January 5, 1999.

10.9      --    Asset Purchase Agreement among the Company, Bison Valve,
                L.L.C. and Michael A. Waters dated September 17, 2000,
                incorporated by reference to Exhibit 10.3 to the Company's
                Current Report on Form 8-K dated September 23, 2000.

10.10     --    Employment Agreement between the Company and Billy D. Prim dated May 31, 1999 effective as of January 1, 1999,
                incorporated by reference to Exhibit 10.20 to the Company's
                Annual Report on Form 10-K for the year ended July 31, 1999.

10.11     --    Asset Purchase Agreement between the Company and Georgia Gas
                Distributions, Inc. dated December 9, 2000, incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the Quarter Ended October 31, 2000.

10.12     --    Asset Purchase Agreement by and among the Company, Uniflame,
                Mac R. McQuilkin and James E. Harris dated as of March 31,
                2000, incorporated by reference to Exhibit 10.1 to the
                Company's Current Report on Form 8-K dated April 18, 2000.

10.13     --    Employment Agreement by and between the Company and Michael
                Fasel dated April 1, 2000, incorporated by reference to
                Exhibit 10.2 to the Company's Current Report on Form 8-K dated
                April 18, 2000.

10.14     --    Employment Agreement by and between the Company and Martin
                Bossler dated April 1, 2000, incorporated by reference to
                Exhibit 10.3 to the Company's Current Report on Form 8-K dated
                April 18, 2000.

10.15     --    Employment Agreement by and between the Company and Mac
                McQuilkin dated April 1, 2000.

10.16     --    Asset Purchase Agreement by and among the Company, International
                Propane Products, LLC and Michael A. Waters

                dated as of March 31, 2000, incorporated by reference to
                Exhibit 10.4 to the Company's Current Report on Form 8-K dated
                April 18, 2000.

10.17     --    Indemnification Agreement by and among the Company,
                International Propane Products, LLC and Michael A. Waters dated as of March 31, 2000, incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K dated April 18,
                2000.

10.18     --    License Agreement by and among the Company, International
                Propane Products, LLC and Michael A. Waters dated as of March
                31, 2000, incorporated by reference to Exhibit 10.6 to the
                Company's Current Report on Form 8-K dated April 18, 2000.

10.19(a)  --    Limited Liability Company Agreement of R4 Technical Center -
                North Carolina, LLC dated April 28, 2000, incorporated by
                reference to Exhibit 10.24 to the Company's Annual Report on
                Form 10-K for the year ended July 31, 2000.

10.19(b)  --    First Amendment to Limited Liability Company Agreement of R4
                Technical Center - North Carolina, LLC, dated September 30,
                2001, by and among Blue Rhino Corporation, Manchester Tank &
                Equipment Co., and Platinum Propane, L.L.C., incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on
                Form 10-Q for the quarter ended October 31, 2001.

10.20     --    Real Estate Lease between Uniflame, Inc. and H & M Enterprises,
                L.L.C. dated March 1, 1995, as amended February 8, 2000,
                incorporated by reference to Exhibit 10.25 to the Company's
                Annual Report on Form 10-K for the year ended July 31, 2000.

10.21     --    Agreement dated September 30, 2001, by and between Blue Rhino
                Corporation and R4 Technical Center - North Carolina, LLC,
                incorporated by reference to Exhibit 10.1 to the Company's
                Quarterly Report on Form 10-Q for the quarter ended October
                31, 2001.

10.22     --    Bill of Sale dated October 30, 2001, by R4 Technical Center -
                North Carolina, LLC and Blue Rhino Corporation, incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on
                Form 10-Q for the quarter ended October 31, 2001.

10.23     --    Master Lease Agreement dated September 30, 2001, between
                Blue Rhino Corporation, Landlord, and R4 Technical Center -
                North Carolina, LLC, Tenant, for premises located at 1309 Buck
                Shoals Road, Yadkin County, North Carolina, incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on
                Form 10-Q for the quarter ended October 31, 2001.

10.24     --    Executive Incentive Plan for the fiscal year ending July 31,
                2002, incorporated by reference to Exhibit 10.1 to the Company's
                Quarterly Report on Form 10-Q for the quarter ended January 31,
                2002.

10.25     --    Stock Purchase Agreement dated as of April 19, 2002, by and among Blue Rhino Corporation and those purchasers named on
                Schedule 1 thereto, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 2002.

10.26     --    Registration Rights Agreement among the Company and the
                purchasers of Common Stock and Warrants dated September 7, 1999, incorporated by reference to Exhibit 4.1 to the Company's
                Current Report on Form 8-K dated September 23, 1999.

10.27     --    Registration Rights Agreement among the Company and the Buyers of its Convertible Notes dated September 22, 1999, incorporated by reference to Exhibit 4.2 to the Company's Current Report on
                Form 8-K dated September 23, 1999.

10.28     --    Amended and Restated Registration Rights Agreement, dated as
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

10.29     --    First Amendment to Amended and Restated Registration Rights
                Agreement among the Company and certain holders of its
                common stock dated September 7, 1999, incorporated by
                reference to Exhibit 4.3 to the Company's Current Report on
                Form 8-K dated September 23, 1999.

10.30     --    Form of Warrant to Purchase Common Stock of the Company issued to purchasers of the Company's Common Stock in its private offering dated September 7, 1999, incorporated by reference to
                Exhibit 4.4 to the Company's Current Report on Form 8-K dated
                September 23, 1999.

10.31     --    Form of Warrant to Purchase Common Stock of the Company
                issued to purchasers of the Company's Convertible Notes on
                September 20, 1999, incorporated by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K dated September
                23, 1999.

10.32     --    Form of Warrant issued to Michael A. Waters dated September
                17, 1999, incorporated by reference to Exhibit 4.6 to the
                Company's Current Report on Form 8-K dated September 23, 1999.

10.33     --    Registration Rights Agreement among the Company and the
                stockholders and certain employees of Uniflame, Inc. dated
                March 31, 2000, incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated April 18, 2000.

10.34     --    Amended and Restated Registration Rights Agreement dated
                October 25, 2000 among the Company, the investors listed
                therein and the former stockholders of QuickShip, Inc.,
                incorporated by reference to Exhibit 4.12 to the Company's
                Annual Report on Form 10-K for the year ended July 31, 2000.

10.35     --    Form of Warrant issued to Thomas E. Brandtonies dated October
                26, 2000, incorporated by reference to Exhibit 4.1 to the
                Company's Current Report on Form 8-K dated November 13, 2000.

10.36     --    Registration Rights Agreement dated April 19, 2002, among the
                Company and the purchasers named on Schedule 1 thereto,
                incorporated by reference to Exhibit 4.1 to the Company's
                Quarterly Report on Form 10-Q for the quarter ended April
                30, 2002.

21.1      --    Subsidiaries of the Company.

23.1      --    Consent of Ernst & Young LLP.

23.2      --    Consent of Ernst & Young LLP.

99.1      --    Certification of the Chief Executive Officer pursuant to 18
                U.S.C. Section 1350, as adopted pursuant to Section 906 of The
                Sarbanes-Oxley Act of 2002.

99.2      --    Certification of the Chief Financial Officer pursuant to 18
                U.S.C. Section 1350, as adopted pursuant to Section 906 of The
                Sarbanes-Oxley Act of 2002.