Form 10-Q
period 2002-10-31
BLUE RHINO CORP
filed 2002-12-16
CIK 1034379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2002

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]	No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 30, 2002

Common stock, par value $.001 per share	15,617,071 Shares

BLUE RHINO CORPORATION

INDEX

PART I: FINANCIAL INFORMATION

Item 1:	Financial Statements (unaudited):

Condensed consolidated balance sheets as of October 31, 2002 and July 31, 2002.

Condensed consolidated statements of operations for the three months ended October 31, 2002 and 2001.

Condensed consolidated statements of cash flows for the three months ended October 31, 2002 and 2001.

Notes to condensed consolidated financial statements.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 3:	Quantitative and Qualitative Disclosures about Market Risk.

Item 4:	Controls and Procedures

PART II: OTHER INFORMATION

Item 2:	Changes in Securities and Use of Proceeds

Item 6:	Exhibits and Reports on Form 8-K.

SIGNATURES

CERTIFICATIONS

PART I

FINANCIAL INFORMATION

Item 1: Condensed Consolidated Financial Statements

BLUE RHINO CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

As of October 31, 2002 and July 31, 2002
(In thousands)

	October 31,	July 31,
	2002	2002

ASSETS	(unaudited)

Current assets:
Cash and cash equivalents	$1,706	$1,563
Accounts receivable, net	18,935	25,329
Inventories	15,365	11,035
Prepaid expenses and other current assets	4,454	3,081

Total current assets	40,460	41,008
Cylinders leased under operating lease agreements, net	35,132	37,004
Property, plant and equipment, net	31,313	30,477
Intangibles, net	31,921	31,988
Other assets	5,035	2,896

Total assets	$143,861	$143,373

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$13,830	$19,969
Current portion of long-term debt and capital lease obligations	1,504	2,013
Accrued liabilities	3,464	3,770

Total current liabilities	18,798	25,752
Long-term debt and capital lease obligations, less current maturities	42,016	39,259

Total liabilities	60,814	65,011
Stockholders’ equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no and 1,850,000 shares issued and outstanding at October 31, 2002 and July 31, 2002, respectively	—	2
Common stock, $0.001 par value, 100,000,000 shares authorized, 14,505,965 and 12,058,542 shares issued and outstanding at October 31, 2002 and July 31, 2002, respectively	15	12
Capital in excess of par	93,090	89,700
Common stock warrants	5,366	6,201
Accumulated deficit	(16,339)	(17,527)
Accumulated other comprehensive income (loss)	915	(26)

Total stockholders’ equity	83,047	78,362

Total liabilities and stockholders’ equity	$143,861	$143,373

The accompanying notes are an integral part of these financial statements.

BLUE RHINO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended October 31, 2002 and 2001
(In thousands, except per share data)

	Three months ended
	October 31,

	2002	2001

	(Unaudited)

Net revenues	$54,815	$36,546

Operating costs and expenses:
Cost of sales	41,351	26,803
Selling, general, and administrative	8,393	5,516
Depreciation and amortization	2,157	1,836

Total operating costs and expenses	51,901	34,155

Income from operations	2,914	2,391

Interest and other expenses (income):
Interest expense	1,256	1,653
Loss on investee	455	338
Other, net	(71)	(186)

Income before income taxes	1,274	586

Income taxes	15	13

Net income	1,259	573

Preferred dividends	71	466

Income available to common stockholders	$1,188	$107

Earnings per common share:
Basic	$0.08	$0.01

Diluted	$0.07	$0.01

Shares used in per share calculations:
Basic	14,121	12,137

Diluted	17,701	12,556

The accompanying notes are an integral part of the consolidated financial statements.

BLUE RHINO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended October 31, 2002 and 2001
(In thousands)

	Three Months Ended
	October 31,

	2002	2001

	(unaudited)
Cash flows from operating activities:
Net income	$1,259	$573
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,157	1,836
Loss on investee	455	338
Accretion of the discount on notes	172	172
Other non-cash expenses	241	89
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	6,394	5,945
Inventories	(3,185)	844
Other current assets	309	(201)
Accounts payable and accrued liabilities	(6,406)	(6,815)

Net cash provided by operating activities	1,396	2,781

Cash flows from investing activities:
Business acquisitions	—	(197)
Purchases of property, plant, and equipment	(2,412)	(810)
Net advances to and investment in joint venture	(1,086)	(775)
Purchases of cylinders held under operating leases, net	107	(293)
(Issuance of) collections on notes receivable and advances to distributors	(2,437)	19

Net cash used in investing activities	(5,828)	(2,056)

Cash flows from financing activities:
Proceeds from credit facility, net	2,576	700
Proceeds from issuance of equity, net of expenses	2,395	36
Payments on long-term debt and capital lease obligations	(396)	(963)

Net cash provided by (used in) financing activities	4,575	(227)

Net increase in cash and cash equivalents	143	498
Cash and cash equivalents at beginning of period	1,563	1,044

Cash and cash equivalents at end of period	$1,706	$1,542

The accompanying notes are an integral part of these financial statements.

BLUE RHINO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2002 (Unaudited)
(In thousands, except share and per share data)

1. Basis of Presentation

     The condensed consolidated financial statements of Blue Rhino Corporation (the “Company”) include the accounts of its wholly owned subsidiaries: Uniflame Corporation (“Uniflame”); QuickShip, Inc. (“QuickShip”); Rhino Services, L.L.C., CPD Associates, Inc.; USA Leasing, L.L.C.; Uniflame, L.L.C.; and Blue Rhino Consumer Products, L.L.C. Investments in affiliates in which the Company owns less than 50% of the voting stock and has significant influence are accounted for using the equity method. All material intercompany transactions and balances have been eliminated in consolidation.

     The accompanying unaudited interim condensed consolidated financial statements of the Company have been prepared by the Company in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and, accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of items of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three-month period ended October 31, 2002 are not necessarily indicative of the results that may be expected for the year ending July 31, 2003 or for any other period.

     The balance sheet at July 31, 2002 has been derived from the audited financial statements of the Company as of July 31, 2002 but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     These financial statements should be read in conjunction with the audited consolidated financial statements of Blue Rhino Corporation as of and for the year ended July 31, 2002.

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

     The net derivative income (loss) recorded in OCI will be reclassified into earnings over the term of the underlying cash flow hedges. The amount that will be reclassified into earnings will vary depending upon the movement of the underlying interest rates and propane prices. As interest rates and propane prices decrease, the charge to earnings will increase. Conversely, as interest rates and propane prices increase, the charge to earnings will decrease.

     A summary of changes in OCI for the three months ended October 31, 2002 and 2001 is presented below:

	Three Months Ended
	October 31,

	2002	2001

Beginning balance deferred in OCI	$(26)	$(1,102)
Net change associated with current period hedge transactions	1,074	(1,659)
Net amount reclassified into earnings during the year	(133)	442

Ending balance deferred in OCI	$915	$(2,319)

     Total comprehensive income (loss) for the three months ended October 31, 2002 and 2001 was $2,200 and ($644), respectively.

3. Earnings Per Share

     The following table sets forth a reconciliation of the numerators and denominators in computing earnings per common share in accordance with Statement of Financial Accounting Standards No. 128.

	Three Months Ended
	October 31,

	2002	2001

Net income	$1,259	$573
Less: Preferred stock dividends	71	466

Income applicable to common stockholders	$1,188	$107

Income applicable to common stockholders	$1,188	$107
Weighted average number of common shares outstanding (in thousands)	14,121	12,137

Basic earnings per common share	$0.08	$0.01

Income applicable to common stockholders	$1,188	$107
Weighted average number of common shares outstanding (in thousands)	14,121	12,137
Effect of potentially dilutive securities:
Common stock options	1,748	419
Common stock warrants	1,832	—

Weighted average number of common shares outstanding assuming dilution	17,701	12,556

Diluted earnings per common share	$0.07	$0.01

     Common stock options and common stock warrants listed below for the three months ended October 31, 2002 and 2001 were not included in the computation of diluted earnings per share because the exercise prices are greater than the average market price of the Company’s common stock during those periods such that the effect would be anti-dilutive.

	Three months ended
	October 31,

	2002	2001

Common stock options	48,500	1,441,845
Common stock warrants	—	2,935,704

4. Subsequent Event – New Credit Facility

     On November 20, 2002, the Company completed the syndication of a new and expanded bank credit facility (the “Credit Facility”). The Credit Facility consists of a $45,000 revolving line of credit and a $15,000 term loan, both for general corporate purposes, inclusive of payments made under letters of credit. The Credit Facility has a maturity date of November 30, 2005. Advances under the Credit Facility are collateralized by a lien on substantially all of the Company’s assets.

     Advances under the Credit Facility may be made as either base rate (“prime rate”) loans or London Interbank Offered Rate (“LIBOR”) loans at the Company’s election. Applicable interest rates are based upon either the LIBOR or prime rate plus an applicable margin dependent upon a total leverage ratio. The applicable LIBOR margins range from 200 to 300 basis points, and the applicable prime rate margins range from 50 to 150 basis points. On November 20, 2002, interest rates payable upon advances were based upon either an initial rate of LIBOR plus 275 basis points or the prime rate plus 125 basis points. On November 20, 2002 the Company borrowed $30,000 (including the full $15,000 term loan) at an interest rate of 4.13% and borrowed $1,900 at an interest rate of 5.50%. The Company incurred fees of approximately $1,000 in connection with the Credit Facility. The fees will be amortized over the life of the Credit Facility, through November 30, 2005. The Company incurred a charge of $96 in November 2002 resulting from unamortized fees related to its prior credit facility.

     Principal payments on the outstanding term loan begin on December 31, 2002 and continue quarterly until September 30, 2005. The initial principal payments will be $1,000 per calendar quarter beginning December 31, 2002, will increase to $1,250 per calendar quarter beginning December 31, 2003 and will further increase to $1,500 per calendar quarter beginning December 31, 2004. The Credit Facility includes a .50% commitment fee on the average daily unused amount for each fiscal quarter. The Credit Facility requires the Company to meet certain covenants, including minimum net worth and cash flow requirements, restricts the payment of cash dividends and permits early extinguishment of up to $15,000 in subordinated debt.

     The Credit Facility stipulates that, by May 31, 2003, the Company must enter into swap agreements with respect to interest rate exposure under the Credit Facility with durations covering the remaining term of the Credit Facility and with an aggregate notional principal amount equal to at least two-thirds of the outstanding principal amount of the term loan. The Company is currently party to an interest rate swap agreement with a notional amount of $10,000. Under the existing swap agreement, which expires in July 2003, the Company pays a fixed rate of 7.36% and receives a rate equivalent to the thirty-day LIBOR, adjusted quarterly.

5. Subsequent Event – Platinum Propane and Ark Acquisitions

     On November 22, 2002, the Company acquired Platinum Propane, L.L.C. (“Platinum”) and Ark Holding Company LLC (“Ark”) and their respective subsidiaries, representing ten of the Company’s 46 distributors. Platinum’s five subsidiary distributors operate in Southern California, including Los Angeles and San Diego, Chicago, the Carolinas, Georgia and Florida. Ark’s five subsidiary distributors operate in New Jersey, Seattle, Kansas City, Denver and Salt Lake City. Collectively, the territories served by the acquired distributors represent approximately 45% of the Company’s cylinder exchange revenues.

     The aggregate purchase price for the two acquisitions was preliminarily determined to be approximately $32,000. The consideration paid by the Company in the two acquisitions consisted of approximately 1.1 million restricted shares of common stock valued, based on the closing price of the Company’s common stock on the Nasdaq National Market on November 22, 2002, at approximately $19,000, $3,300 in assumed debt satisfied at closing, $4,900 in advances, and $4,800 in liabilities assumed. On a preliminary basis, approximately $28,000 of the purchase price was allocated to goodwill, with the balance allocated to equipment, vehicles and other assets.

     As a result of the acquisition of Platinum, the Company increased its ownership interest in R4 Technical Center North Carolina, LLC (“R4 Tech”) on a consolidated basis by 1% to 50%. The Company will consolidate the results of R4 Tech beginning in the second quarter of fiscal 2003 (Note 6).

     The following unaudited pro forma summary presents the financial information as if the acquisition of Platinum and Ark had occurred on August 1, 2001. These pro forma results have been prepared for comparative purposes and do not purport to be indicative of what would have occurred had the acquisition been made on August 1, 2001, nor are they indicative of future results. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Three Months Ended October 31,

	2002	2001

Net revenues	$51,296	$37,049

Net (loss)	$(1,305)	$(140)

Net (loss) available to common stockholders	$(1,376)	$(606)

Basic (loss) per common share	$(0.09)	$(0.02)

Diluted (loss) per common share	$(0.09)	$(0.02)

6. Investment in Joint Venture

     As of October 31, 2002, the Company had a 49% ownership interest in a joint venture, R4 Tech. R4 Tech was established in April 2000 to operate and manage an automated propane bottling and cylinder refurbishing plant. R4 Tech began operations in May 2000 and has been accounted for under the equity method of accounting. The Company recognized its portion of the loss in the joint venture for the three months ended October 31, 2002 and 2001 of $455 and $338, respectively. During the first quarter of fiscal 2003, the Company recognized 100% of the loss of R4 Tech as a result of advances made without a corresponding advance from the other joint venture partners. During the three months ended October 31, 2002 and 2001, the Company provided net advances to R4 Tech of $1,086 and $775, respectively. At October 31, 2002 and July 31, 2002, the Company had advances outstanding to R4 Tech of $1,227 and $141, respectively, and payables to R4 Tech of $305 and $1,755, respectively.

     Summary financial information for R4 Tech for the three months ended October 31, 2002 and 2001 is as follows:

	Three Months Ended October 31,

	2002	2001

Net revenues	$2,871	$2,699

Gross profit/(loss)	(179)	(149)

Net loss	(455)	(681)

     Summary financial information for R4 Tech as of October 31, 2002 and July 31, 2002 is as follows:

	October 31, 2002	July 31, 2002

Current assets	$2,258	$2,323

Property, plant and equipment	1	1

Current liabilities	3,285	2,895

7. Segment Information

     The Company has two reportable segments: cylinder exchange and products and other. The cylinder exchange segment relates to cylinder exchange transactions and lease income from cylinders and cylinder displays. The products and other segment includes the activities required to sell patio heaters, grills and other complementary propane products, fireplace accessories and garden products. In addition, financial information related to QuickShip, a retail shipping service company acquired in October 2000, is included within the products and other segment as it is not currently material on a stand-alone basis. For the three months ended October 31, 2002 and 2001, QuickShip had a loss before interest, taxes, depreciation and amortization of ($322) and ($325), respectively.

     The Company evaluates performance and allocates resources based on several factors, of which the primary financial measure is business segment operating income, defined as earnings before interest, taxes, depreciation and amortization before other non-operating expenses (“EBITDA”). Management of the Company believes that EBITDA is an appropriate measure of operating performance at a segment level because the impact of certain financing and accounting decisions is eliminated. EBITDA as presented may not be comparable to similarly titled measures used by other entities. EBITDA should not be considered in isolation from, or as a substitute for, net income or cash flows from operating activities prepared in accordance with generally accepted accounting principles as an indicator of operating performance or as a measure of liquidity.

     The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and operational strategies. The Company’s selected segment information as of and for the three months ended October 31, 2002 and 2001 is as follows:

	Three Months Ended October 31,

	2002	2001

Net revenues:
Cylinder exchange	$36,949	$21,131
Products and other	17,866	15,415

	$54,815	$36,546

Segment EBITDA:
Cylinder exchange	$5,550	$2,926
Products and other	(479)	1,301

	$5,071	$4,227

Depreciation and amortization	2,157	1,836
Interest expense	1,256	1,653
Loss on investee	455	338
Other, net	(71)	(186)
Income taxes	15	13

Net income	$1,259	$573

	As of October 31,

	2002	2001

Total assets:
Cylinder exchange	$103,062	$88,483
Products and other	40,799	34,228

	$143,861	$122,711

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Certain statements in this section and elsewhere in this Quarterly Report on Form 10-Q are forward-looking in nature and relate to the Company’s plans, objectives, estimates, goals and future financial performance. The terms “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential,” “continue” and similar words or expressions are intended to identify forward-looking statements. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and speak only as of the date of this report. The Company’s business is subject to numerous risks and uncertainties including, in particular: that its significant retail relationships are generally nonexclusive and terminable at will; that it relies on a limited number of distributors; its ability to manage growth; its ability to place Blue Rhino cylinder exchange at additional retail locations; its ability to protect its intellectual property and to strengthen its brand; its ability to maintain an adequate supply of cylinders that comply with applicable guidelines; its ability to mitigate the effects of high propane commodity prices; its ability to integrate its distributor acquisitions; its ability to launch new products and services; and the effect of new safety guidelines on consumer demand for cylinder exchange. These and other risks and uncertainties, including those detailed in the Company’s Registration Statement on Form S-3 dated November 27, 2002 and in its most recent Annual Report on Form 10-K and other filings with the Securities and Exchange Commission, could cause actual results and experience to be materially different from those expressed or implied by any of these forward-looking statements. To the extent permitted by law, the Company makes no commitment to update any forward-looking statement or to disclose any facts, events, or circumstances after the date hereof that may affect the accuracy of any forward-looking statement.

Overview

     The following discussion and analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and related notes of Blue Rhino Corporation and its wholly owned subsidiaries, Rhino Services, L.L.C., CPD Associates, Inc., USA Leasing, L.L.C., Uniflame Corporation, QuickShip, Inc., Uniflame, L.L.C. and Blue Rhino Consumer Products, L.L.C (collectively, the “Company,” “Blue Rhino,” “us” or “we”), and with our audited consolidated financial statements as of and for the fiscal year ended July 31, 2002, on file with the Securities and Exchange Commission. The results of operations for the three-month period ended October 31, 2002 are not necessarily indicative of results that may be expected for the fiscal year ending July 31, 2003 or any other period, in part due to the seasonality of our business.

     Blue Rhino was founded in March 1994. We believe we have become the leading national provider of propane grill cylinder exchange and a leading provider of complementary propane and non-propane products to consumers through many of the world’s greatest retailers. Our branded propane grill cylinder exchange service is offered at more than 26,000 retail locations in 48 states and Puerto Rico, including leading home improvement centers, mass merchants, hardware, grocery and convenience stores. Our retail partners include Home Depot, Lowe’s, Wal#Mart, Sears, Kroger, Food Lion, Winn-Dixie, SuperAmerica, Circle K and ExxonMobil. Propane grill cylinder exchange provides consumers with a safe and convenient alternative to traditional propane tank refilling.

     Our cylinder exchange segment partners with retailers and distributors to provide consumers with a nationally-branded alternative to traditional grill cylinder refill. We dedicate our efforts and capital to brand development, value-added marketing, customer service, cylinders, displays, account growth, distributor network development and management information systems. Our 46 distributors invest in the vehicles and other operational infrastructure necessary to operate cylinder exchange businesses. On November 22, 2002, we acquired ten distributors whose territories represent approximately forty-five percent of our revenues. We believe that our distributor network affords us the opportunity to service approximately 90% of the cylinder exchange markets in the United States.

     Our products and other segment includes the design and import of consumer products sold through mass retailers. The segment’s revenues are derived from products that use propane cylinders as their fuel source, principally patio heaters and grills, and non-propane products such as charcoal grills, fireplace accessories and garden products. The segment’s revenues have historically been strongest in the fall and winter months, which is counterseasonal to the strongest months for our cylinder exchange segment. QuickShip, Inc., a retail shipping services company that we acquired in October 2000, is included within the products and other segment as it is not currently significant on a stand-alone basis.

Results of Operations

Comparison of the three months ended October 31, 2002 with the three months ended October 31, 2001

     Net revenues. Net revenues increased 50.0% to $54.8 million for the three months ended October 31, 2002 from $36.5 million for the three months ended October 31, 2001. Net revenues consisted of $36.9 million from cylinder exchange and $17.9 million from the products and other segment. Cylinder exchange revenues increased 74.9%, with approximately one-third of the increase due to price increases to retailers, enabled by a higher mix of upgrade transactions, and approximately two-thirds of the increase due to an approximately 46% increase in the number of total cylinder transactions to 2.3 million units for the first quarter of fiscal 2003 from 1.5 million units for the first quarter of fiscal 2002. This increase reflects the positive trend toward consumer acceptance of cylinder exchange versus refill and the impact of the new National Fire Protection Association (“NFPA”) guidelines adopted by many states that mandate that all propane cylinders refilled after April 1, 2002 be fitted with an overfill prevention device (“OPD”). Product revenues increased 15.9% due principally to an increase in the number of grills sold. We currently anticipate double-digit revenue growth for both our cylinder exchange and products and other segments for the remainder of fiscal year 2003 and we currently expect the new NFPA guidelines to continue to contribute to our cylinder exchange revenue growth through at least the end of fiscal 2004.

     Gross margin. Our overall gross margin decreased to 24.6% for the first quarter of fiscal 2002 from 26.7% for the first quarter of fiscal 2001. Gross margin percentage decreased 85 basis points in cylinder exchange to 28.3% for the three months ended October 31, 2002 from 29.1% for the three months ended October 31, 2001 due primarily to a restructured payment plan to distributors implemented in 2002 to reflect the cost of installing OPD valves partially offset by price increases to retailers. The products and other segment gross margin decreased to 16.9% for the first quarter of fiscal 2003 from 23.3% for the first quarter of fiscal 2002 due primarily to lower margins on products that use propane cylinders as their fuel source, which represented approximately 60% of the products and other segment revenues in the quarter.

     Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses increased 52.2% to $8.4 million for the three months ended October 31, 2002 from $5.5 million for the three months ended October 31, 2001 and, as a percentage of net revenues, increased to 15.3% for the first quarter of fiscal 2003 from 15.1% for the first quarter of fiscal 2002. SG&A expenses in the cylinder exchange segment increased 51.7% to $4.9 million for the first quarter of fiscal 2003 from $3.2 million for the first quarter of fiscal 2002 primarily due to increased personnel costs associated with managing distributor operations and increased professional fees. SG&A expenses in the products and other segment increased 52.8% to $3.5 million from $2.3 million in the same period in the prior year primarily due to special charges, consisting primarily of relocation expenses associated with consolidating many products segment employees based in Zion, Illinois with the cylinder exchange employee base in Winston-Salem, North Carolina, and start-up costs related to the introduction of new products. We currently expect SG&A expenses for the remainder of fiscal 2003 to decrease as a percentage of net revenues as compared to the first quarter.

     Depreciation and amortization. Depreciation and amortization increased to $2.2 million for the first quarter of fiscal 2003 from $1.8 million for the first quarter of fiscal 2002 due primarily to the increase in depreciation expense resulting from an increase in cylinders used in operations and from our acquisition, effective September 30, 2001, of machinery and equipment from R4 Technical Center North Carolina, LLC, the Company’s joint venture that manages the automated propane bottling and cylinder refurbishing plant (“R4 Tech”).

     Interest expense. Interest expense decreased to $1.3 million in the first quarter of fiscal 2003 from $1.7 million in the first quarter of fiscal 2002 due to both lower interest rates and reduced borrowings on our revolving line of credit.

     Loss on investee. Loss on investee increased to $455,000 in the first quarter of fiscal 2003 from $338,000 in the first quarter of fiscal 2002. This charge represents our share of the loss related to our 49% ownership interest in R4 Tech, which has since increased to 50% as a result of our acquisition of Platinum Propane, L.L.C. on November 22, 2002. We recognized 100% of the loss of R4 Tech in the first quarter of fiscal 2003 as a result of advances made without a corresponding advance from the other joint venture partners. We currently expect R4 Tech’s revenues and operating income to be highest in our third and fourth fiscal quarters, which include the majority of the grilling season, and lowest in our first and second fiscal quarters.

     Other, net. Other, net decreased to $71,000 in the first quarter of fiscal 2003 from $186,000 in the first quarter of fiscal 2002. Other income consists primarily of interest income from advances made to R4 Tech and distributors.

     Preferred dividends. Preferred dividends accrued on outstanding Series A Preferred Stock decreased to $71,000 for the three months ended October 31, 2002 from $466,000 for the three months ended October 31, 2001 due to the conversion of the outstanding shares of Series A Convertible preferred stock to shares of common stock in March, April, May and September 2002.

Liquidity and Capital Resources

     Our primary sources of funds have been the incurrence of debt, the issuance of stock, and cash flow from operations.

     Net cash provided by operations was $1.4 million for the three months ended October 31, 2002 and $2.8 million for the three months ended October 31, 2001. The decrease in cash provided by operations for the first quarter of fiscal 2003 over the first quarter of fiscal 2002 was primarily due to the increase in inventory in the products and other segment.

     Net cash used in investing activities was $5.8 million for the three months ended October 31, 2002 and $2.1 million for the three months ended October 31, 2001. The primary components of cash used in investing activities for both periods included investments in property, plant and equipment and advances to R4 Tech and, in the case of the three months ended October 31, 2002, advances to distributors. During the three months ended October 31, 2002 and October 31, 2001, we provided net advances of $1.1 million and $775,000, respectively, to R4 Tech. At October 31, 2002 and July 31, 2002, we had advances outstanding to R4 Tech of $1.2 million and $141,000, respectively, and payables to R4 Tech of $305,000 and $1.8 million, respectively. As a result of the acquisitions of Platinum Propane, L.L.C. (“Platinum”) and Ark Holding Company LLC (“Ark”) on November 22, 2002 and the consolidation of R4 Tech resulting from the acquisition of Platinum (Note 5 of Notes to Condensed Consolidated Financial Statements), advances to R4 Tech, Platinum and Ark will affect working capital and be reflected in net cash (used in)/provided by operations in future quarters.

     Net cash provided by financing activities was $4.6 million for the three months ended October 31, 2002, while cash used in financing activities was $227,000 for the three months ended October 31, 2001. Cash provided by financing activities for the three months ended October 31, 2002 included net proceeds from our credit facility and net proceeds from exercises of warrants and stock options. Cash used in financing activities for the three months ended October 31, 2001 included payments on long-term debt and capital lease obligations that were partially offset by net proceeds from our credit facility.

     On November 20, 2002, we completed the syndication of a new and expanded bank credit facility (the “Credit Facility”). The Credit Facility consists of a $45 million revolving line of credit and a $15 million term loan, both for general corporate purposes, inclusive of payments made under letters of credit. The Credit Facility has a maturity date of November 30, 2005. Advances under the Credit Facility are collateralized by a lien on substantially all of our assets.

     Advances under the Credit Facility may be made as either base rate (“prime rate”) loans or London Interbank Offered Rate (“LIBOR”) loans at our election. Applicable interest rates are based upon either the LIBOR or prime rate plus an applicable margin dependent upon a total leverage ratio. The applicable LIBOR margins range from 200 to 300 basis points, and the applicable prime rate margins range from 50 to 150 basis points. On November 20, 2002, interest rates payable upon advances were based upon either an initial rate of LIBOR plus 275 basis points or the prime rate plus 125 basis points. On November 20, 2002 we borrowed $30 million (including the full $15 million term loan) at an interest rate of 4.13% and borrowed $1.9 million at an interest rate of 5.50%. We incurred fees of approximately $1 million in connection with the Credit Facility. The fees will be amortized over the life of the agreement through November 30, 2005. We incurred a charge of $96,000 in November 2002 resulting from unamortized fees related to our prior credit facility.

     Principal payments on the outstanding term loan begin on December 31, 2002 and continue quarterly until September 30, 2005. The initial principal payments will be $1 million per calendar quarter beginning December 31, 2002, will increase to $1.25 million per calendar quarter beginning December 31, 2003 and will further increase to $1.5 million per calendar quarter beginning December 31, 2004. The Credit Facility includes a .50% commitment fee on the average daily unused amount for each fiscal quarter. The Credit Facility requires us to meet certain covenants, including minimum net worth and cash flow requirements, restricts the payment of cash dividends and permits early extinguishment of up to $15 million in subordinated debt.

     The Credit Facility stipulates that by May 31, 2003, we must enter into swap agreements with respect to interest rate exposure under the Credit Facility with durations covering the remaining term of the Credit Facility and with an aggregate notional principal amount equal to at least two-thirds of the outstanding principal amount of the term loan. We are currently party to an interest rate swap agreement with a notional amount of $10 million. Under the existing swap agreement, which expires in July 2003, we pay a fixed rate of 7.36% and receives a rate equivalent to the thirty-day LIBOR, adjusted quarterly.

     On June 15, 2001, we completed a $15 million private placement of subordinated debt to an institutional investor. The agreement requires us to meet certain cash flow and other covenants and contains restrictions on capital expenditures and the payment of cash dividends. At October 31, 2002, we were in compliance with all covenants. The debenture bears interest at the annual rate of 13%, payable quarterly. The principal balance matures on August 31, 2006. In conjunction with the subordinated debt, we issued a warrant to the investor to purchase 1,372,071 shares of common stock, with an exercise price of $3.8685 per share (subject to adjustment for organic changes in our common stock and for certain future issuances below the then-existing exercise price). The warrant can be exercised at the holder’s discretion in whole or in part any time until the later of June 15, 2011 or five years after payment of all amounts due under the debenture.

     On November 22, 2002, we acquired Platinum and Ark and their respective subsidiaries, representing ten of the Company’s 46 distributors. Collectively, the territories served by the acquired distributors represent approximately 45% of our cylinder exchange revenues.

     The aggregate purchase price for the two acquisitions was preliminarily determined to be approximately $32 million. The consideration paid by Blue Rhino in the acquisitions consisted of approximately 1.1 million restricted shares of common stock valued, based on the closing price of our common stock on the Nasdaq National Market on November 22, 2002, at approximately $19 million, $3.3 million in assumed debt satisfied at closing, $4.9 million in advances, and $4.8 million in liabilities assumed. On a preliminary basis, approximately $28 million of the purchase price was allocated to goodwill, with the balance allocated to equipment, vehicles and other assets.

     We do not have any material capital commitments outstanding. We currently anticipate that our total capital expenditures for fiscal 2003, excluding acquisitions, will be approximately $13.0 million, and will relate primarily to cylinders, cylinder displays, computer technology and distribution infrastructure. Our capital expenditure and working capital requirements in the foreseeable future will change depending on many factors including, but not limited to, the rate of our expansion, our operating results and any other adjustments in our operating plan made in response to competition, acquisition opportunities or unexpected events. We believe that our existing borrowing capacity under the Credit Facility, together with cash provided by operations, will be sufficient to meet our capital expenditure and working capital requirements through fiscal 2003. However, if we perceive conditions to enable us to obtain equity financing on favorable terms, we may pursue such equity financing and use some or all of the proceeds to retire our subordinated debt. Moreover, if we experience an unexpected decrease in demand for our cylinder exchange service or our products, we may need additional funds to meet our capital requirements and, in that event, we may seek additional debt or equity financing. We cannot be sure that any additional equity or debt financing will be available on favorable terms or on terms that are not dilutive to our stockholders.

Contractual Obligations

     The following table summarizes our contractual payment obligations and other commercial commitments at October 31, 2002 (in thousands):

	Payment obligations by fiscal year ended July 31,

Contractual obligations	2003	2004	2005	2006	2007	Thereafter	Total

Long-term debt	$1,451	$250	$—	$—	$12,506	$21	$14,228
Capital lease obligations	51	20	—	—	—	—	71
Operating leases	787	564	333	163	33	—	1,880

Total contractual cash obligations	$2,289	$834	$333	$163	$12,539	$21	$16,179

Other commercial commitments	2003	2004	2005	2006	2007	Thereafter	Total

Line of credit	$—	$—	$—	$29,221	$—	$—	$29,221
Standby letters of credit	833	—	—	—	—	—	833

Total commercial commitments	$833	$—	$—	$29,221	$—	$—	$30,054

Related Party Transactions

     Blue Rhino Corporation and Quickship, Inc. lease their respective facilities from Rhino Real Estate, LLC, a company affiliated with Billy D. Prim, our Chairman and Chief Executive Officer, and Andrew J. Filipowski, our Vice Chairman. The leases expire on December 31, 2002 and April 30, 2003, respectively. Blue Rhino’s rent expense for the three months ended October 31, 2002 and October 31, 2001 was $80,000 and $53,000, respectively, and QuickShip’s rent expense for the three months ended October 31, 2002 and October 31, 2001 was $7,000 and $5,000, respectively. Blue Rhino currently expects to exercise its option to renew the lease for an additional one-year term. Uniflame Corporation leases its facility from H & M Enterprises, LLC, a company affiliated with Mac

McQuilkin, the president of Uniflame. The lease terminates on March 31, 2005. Uniflame’s rent expense for the three months ended October 31, 2002 and October 31, 2001 was $77,000 and $77,000, respectively. Management of the Company believes that the terms of these leases are comparable to those that could have been obtained from unrelated third parties.

     During the three months ended October 31, 2002 and 2001, Blue Rhino paid fees for software development and Internet hosting services provided by divine, inc. in the amount of $198,000 and $0, respectively. Andrew J. Filipowski is the Chairman of divine, inc. and our Vice Chairman.

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

Price of Propane

     During the fiscal year ended July 31, 2001, there were dramatic increases in fuel costs and propane reached unusually high levels. During the fourth quarter of fiscal 2001 and continuing through the first quarter of fiscal 2002, propane prices returned to a range more consistent with historical levels. On March 1, 2001, we initiated a propane price hedging strategy that has reduced, and we currently believe will continue to reduce, our gross margin risk resulting from fluctuations in the price of propane. Our strategy is designed to reduce exposure to the fuel cost component of a significant portion of our total cylinder exchange volume. If propane costs rise for an extended period and our hedging strategy is unsuccessful, our gross margins and results of operations could be negatively affected due to additional costs that may not be fully recovered through an increase in our price to retailers.

Off-Balance Sheet Arrangements

     We do not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Impact of New Accounting Pronouncements

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 143, Accounting for Asset Retirement Obligations. The Statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. As required by SFAS No. 143, we have adopted this new accounting standard for fiscal year 2003. The adoption of SFAS No. 143 did not have a material impact on our consolidated results of operations or financial position.

     In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement establishes a single accounting model for the impairment or disposal of long-lived assets. As required by SFAS No. 144, we have adopted this new accounting standard for fiscal year 2003. The adoption of SFAS No. 144 did not have a material impact on our consolidated results of operations or financial position.

     In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement eliminates an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and establishes that gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria for treatment as extraordinary. We have adopted this standard for fiscal year 2003. The adoption of SFAS No. 145 did not have a material impact on our consolidated results of operations or financial position.

     In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. We have adopted this standard for fiscal year 2003. The adoption of SFAS No. 146 did not have a material impact on our consolidated results of operations or financial position.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We are exposed to market risk related to changes in interest rates on borrowings under our Credit Facility. To quantify our exposure to interest rate risk, a 100 basis point increase in interest rates would have increased interest expense for the three months ended October 31, 2002 and 2001 by approximately $46,000 and $70,000, respectively. Actual changes in interest expense may differ materially from those based on hypothetical assumptions used in computing this exposure.

     We use derivative financial instruments to manage exposure to fluctuations in interest rates on our Credit Facility (Note 2 of Notes to Condensed Consolidated Financial Statements). These derivative financial instruments, which are generally swap agreements, are not entered into for trading purposes. A swap agreement is a contract to exchange a floating rate for a fixed rate without the exchange of the underlying notional amount. In fiscal 2000, we entered into an interest rate swap agreement with a notional amount of $10 million as a hedge of our variable interest rate debt represented by the Credit Facility. Under the swap agreement, which expires in July 2003, we pay a fixed rate of 7.36% and receive a rate equivalent to the thirty-day LIBOR, adjusted quarterly. In July 2002, the interest rate on the Credit Facility was changed to a rate based on the thirty-day LIBOR, adjusted monthly. At October 31, 2002, the interest rate swap was an effective cash flow hedge.

     We are exposed to commodity price risk related to changes in the price of propane. If propane prices rise for an extended period, our gross margins and results of operations could be negatively affected due to additional costs that may not be fully recovered through an increase in our price to retailers. Assuming that propane prices are not hedged and any increase cannot be recovered through an increase in our price, a $.01 increase in the price per gallon of propane would reduce the gross margin in our cylinder exchange segment by approximately .3% or 30 basis points. Actual changes in cylinder exchange margins may differ materially from that based on the hypothetical assumptions used in computing this exposure. We have restructured our payment obligations to distributors and entered into a series of monthly option contracts that are designed to reduce exposure to the propane cost component of a significant portion of our total cylinder exchange volume (Note 2 of Notes to Condensed Consolidated Financial Statements).

     We invest our cash and cash equivalents in investment grade, highly liquid investments consisting of money market instruments, bank certificates of deposit and overnight investments in commercial paper. All of our transactions are conducted and accounts are denominated in U.S. dollars, and, as such, we do not currently have exposure to foreign currency risk.

Item 4. Controls and Procedures

     Within 90 days prior to the date of this report, the Company’s Chief Executive Officer and the Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) in accordance with Rule 13a-14 under the Exchange Act. The Chief Executive Officer and the Chief Financial Officer concluded that, as of the date of evaluation, the Company’s disclosure controls and procedures were effective to enable the Company to record, process, summarize and report in a timely manner the information that the Company is required to disclose in its Exchange Act reports.

     There were no significant changes in the Company’s internal controls or, to the Company’s knowledge, in other factors that could significantly affect these internal controls subsequent to the date of the evaluation referred to above.

PART II — OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

     Effective September 5, 2002, we issued 100,000 shares of our common stock upon exercise of a warrant to purchase common stock at an exercise price of $6.00 per share by a single warrant holder whom we believe to be an accredited investor. We issued the shares in reliance on Section 4(2) of the Securities Act of 1933, as amended, based on the isolated nature of the transaction and the warrant holder’s access to material information and knowledge and experience in business and financial matters.

     Effective September 12, 2002, we issued 49,966 shares of our common stock upon the conversion of a warrant to purchase 100,000 shares of our common stock at an exercise price of $7.40 per share by a single warrant holder that we believe to be an accredited investor. We issued the shares in reliance on Section 3(a)(9) of the Securities Act as securities exchanged with an existing security holder exclusively where no commission or other remuneration is paid or given, directly or indirectly, for soliciting such exchange.

     Effective September 24, 2002, we issued an aggregate of 1,850,000 shares of our common stock upon the conversion of an aggregate of 1,850,000 shares of our Series A Convertible Preferred Stock as permitted under our Second Amended and Restated Certificate of Incorporation, as amended. We issued the shares in reliance on Section 3(a)(9) of the Securities Act as securities exchanged with existing security holders exclusively where no commission or other remuneration is paid or given, directly or indirectly, for soliciting such exchange. In conjunction with this conversion, we also issued an aggregate of 137,079 shares of our common stock in satisfaction of the accrued dividend payable upon conversion of such shares of Series A Convertible Preferred Stock.

     Effective September 27, 2002, we issued 10,100 shares of our common stock upon the conversion of a warrant to purchase 16,667 shares of our common stock at an exercise price of $6.00 per share by a single warrant holder that we believe to be an accredited investor. We issued the shares in reliance on Section 3(a)(9) of the Securities Act as securities exchanged with an existing security holder exclusively where no commission or other remuneration is paid or given, directly or indirectly, for soliciting such exchange.

     Effective September 30, 2002 and October 11, 2002, we issued an aggregate of 47,457 shares of our common stock upon exercise of warrants to purchase common stock at an exercise price of $8.48 per share by two warrant holders that we believe to be accredited investors. We issued the shares in reliance on Section 4(2) of the Securities Act of 1933, as amended, based on the isolated nature of the transactions and the warrant holders’ access to material information and knowledge and experience in business and financial matters.

     Effective October 18, 2002, we issued 170,269 shares of our common stock upon exercise of warrants to purchase common stock at a weighted-average exercise price of $5.15 per share by a single warrant holder whom we believe to be an accredited investor. We issued the shares in reliance on Section 4(2) of the Securities Act of 1933, as amended, based on the isolated nature of the transaction and the warrant holder’s access to material information and knowledge and experience in business and financial matters.

Item 6. Exhibits And Reports On Form 8-K

     (a)  Exhibits:

99.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

99.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K filed in the first quarter of fiscal 2003:

The Company did not file any reports on Form 8-K during the three months ended October 31, 2002.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Blue Rhino Corporation

Date:	December 16, 2002	By:	/s/ Billy D. Prim
Chairman and Chief Executive Officer

Date:	December 16, 2002	By:	/s/ Mark Castaneda
Chief Financial Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Billy D. Prim, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Blue Rhino Corporation;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 16, 2002

/s/ Billy D. Prim

Billy D. Prim
Chairman and Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Mark Castaneda, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Blue Rhino Corporation;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report; and

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 16, 2002

/s/ Mark Castaneda

Mark Castaneda
Chief Financial Officer