Form 10-Q
period 2003-01-31
BLUE RHINO CORP
filed 2003-03-17
CIK 1034379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2003

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

     Yes [X]      No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common stock, par value $.001 per share	Outstanding at February 28, 2003 17,736,452 Shares

BLUE RHINO CORPORATION

INDEX

PART I: FINANCIAL INFORMATION
Item 1:	Financial Statements (unaudited):
Condensed consolidated balance sheets as of January 31, 2003 and July 31, 2002.
Condensed consolidated statements of operations for the three- and six-month periods ended January 31, 2003 and 2002.
Condensed consolidated statements of cash flows for the six-month periods ended January 31, 2003 and 2002.
Notes to condensed consolidated financial statements.
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 3:	Quantitative and Qualitative Disclosures about Market Risk.
Item 4:	Controls and Procedures.
PART II: OTHER INFORMATION
Item 2:	Changes in Securities and Use of Proceeds.
Item 4:	Submission of Matters to a Vote of Security Holders.
Item 5:	Other Information.
Item 6:	Exhibits and Reports on Form 8-K.
SIGNATURES
CERTIFICATIONS

PART I

FINANCIAL INFORMATION

Item 1: Condensed Consolidated Financial Statements

BLUE RHINO CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
As of January 31, 2003 and July 31, 2002
(In thousands)

	January 31,	July 31,
	2003	2002

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,354	$1,563
Accounts receivable, net	23,102	25,329
Inventories	19,463	11,035
Prepaid expenses and other current assets	10,342	3,081

Total current assets	55,261	41,008
Cylinders, net	45,109	37,004
Property, plant and equipment, net	34,452	30,477
Intangibles, net	62,133	31,988
Other assets	1,260	2,896

Total assets	$198,215	$143,373

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,516	$19,969
Current portion of long-term debt and capital lease obligations	5,784	2,013
Accrued liabilities	5,808	3,770

Total current liabilities	36,108	25,752
Long-term debt and capital lease obligations, less current maturities	42,342	39,259

Total liabilities	78,450	65,011
Stockholders’ equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no and 1,850,000 shares issued and outstanding at January 31, 2003 and July 31, 2002, respectively	—	2
Common stock, $0.001 par value, 100,000,000 shares authorized, 17,722,288 and 12,058,542 shares issued and outstanding at January 31, 2003 and July 31, 2002, respectively	18	12
Capital in excess of par	131,633	95,901
Accumulated deficit	(15,423)	(17,527)
Accumulated other comprehensive income (loss)	3,537	(26)

Total stockholders’ equity	119,765	78,362

Total liabilities and stockholders’ equity	$198,215	$143,373

The accompanying notes are an integral part of these financial statements.

BLUE RHINO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended January 31, 2003 and 2002
(In thousands, except per share data)

	Three months ended		Six months ended
	January 31,		January 31,

	2003	2002	2003	2002

	(Unaudited)		(Unaudited)
Net revenues	$58,054	$38,759	$112,870	$75,305
Operating costs and expenses:
Cost of sales	47,102	30,913	88,453	57,716
Selling, general, and administrative	6,399	4,196	14,792	9,711
Depreciation and amortization	2,267	1,955	4,425	3,792

Total operating costs and expenses	55,768	37,064	107,670	71,219

Income from operations	2,286	1,695	5,200	4,086
Interest and other expenses (income):
Interest expense	1,380	1,498	2,636	3,152
Loss on investee	—	340	455	677
Other, net	(25)	(65)	(96)	(251)

Income (loss) before income taxes	931	(78)	2,205	508
Income taxes	15	13	30	26

Net income (loss)	$916	$(91)	$2,175	$482
Preferred dividends	—	641	71	1,107

Income (loss) available to common stockholders	$916	$(732)	$2,104	$(625)

Earnings (loss) per common share:
Basic	$0.06	$(0.06)	$0.14	$(0.05)

Diluted	$0.05	$(0.06)	$0.11	$(0.05)

Shares used in per share calculations:
Basic	16,114	12,182	15,123	12,159

Diluted	19,587	12,182	18,676	12,159

The accompanying notes are an integral part of these financial statements.

BLUE RHINO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended January 31, 2003 and 2002
(In thousands)

	Six Months Ended
	January 31,

	2003	2002

	(unaudited)
Cash flows from operating activities:
Net income	$2,175	$482
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,425	3,792
Loss on investee	455	677
Accretion of the discount on notes	344	344
Other non-cash expenses	511	175
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	2,858	6,925
Inventories	(14,125)	1,748
Other current assets	(2,861)	189
Accounts payable and accrued liabilities	302	(6,555)

Net cash provided by (used in) operating activities	(5,916)	7,777

Cash flows from investing activities:
Business acquisitions	(5,867)	(203)
Purchases of property, plant, and equipment	(4,650)	(1,562)
Net advances to and investment in joint venture	(1,086)	(1,524)
Purchases of cylinders held under operating leases, net	(370)	(1,673)
(Issuance of) collections on notes receivable and advances to distributors	(2,376)	20

Net cash used in investing activities	(14,349)	(4,942)

Cash flows from financing activities:
Proceeds from (payments on) credit facility, net	6,207	(1,256)
Proceeds from issuance of equity, net of expenses	17,435	213
Payments on long-term debt and capital lease obligations	(1,646)	(1,405)
Debt issuance costs	(940)	—

Net cash provided by (used in) financing activities	21,056	(2,448)

Net increase in cash and cash equivalents	791	387
Cash and cash equivalents at beginning of period	1,563	1,044

Cash and cash equivalents at end of period	$2,354	$1,431

The accompanying notes are an integral part of these financial statements.

BLUE RHINO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2003 (Unaudited)
(In thousands, except share and per share data)

1. Basis of Presentation

     The condensed consolidated financial statements of Blue Rhino Corporation (the “Company”) include the accounts of its wholly owned subsidiaries: Uniflame Corporation (“Uniflame”); QuickShip, Inc. (“QuickShip”); Rhino Services, L.L.C., CPD Associates, Inc.; USA Leasing, L.L.C.; Uniflame, LLC; Platinum Propane, L.L.C. (“Platinum”); Ark Holding Company LLC (“Ark”); and Blue Rhino Consumer Products, LLC. As a result of the Company’s acquisition of Platinum in November 2002, the Company increased its ownership interest in R4 Technical Center North Carolina, LLC (“R4 Tech”) on a consolidated basis by 1% to 50%. The Company consolidated the results of R4 Tech beginning in the second quarter of fiscal 2003 as a result of its increased ownership and financial control (Note 6). All material intercompany transactions and balances have been eliminated in consolidation.

     The accompanying unaudited interim condensed consolidated financial statements of the Company have been prepared by the Company in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and, accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of items of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended January 31, 2003 are not necessarily indicative of the results that may be expected for the year ending July 31, 2003 or for any other period.

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

     A summary of changes in OCI for the three and six months ended January 31, 2003 and 2002 is presented below:

	Three months ended		Six months ended
	January 31,		January 31,

	2003	2002	2003	2002

Beginning balance deferred in OCI	$915	$(2,319)	$(26)	$(1,102)
Net change associated with current period hedge transactions	3,008	(2,002)	4,082	(3,660)
Net amount reclassified into earnings during the period	(386)	1,195	(519)	1,636

Ending balance deferred in OCI	$3,537	$(3,126)	$3,537	$(3,126)

     Total comprehensive income for the three and six months ended January 31, 2003 was $3,538 and $5,738, respectively. Total comprehensive loss for the three and six months ended January 31, 2002 was ($898) and ($1,542), respectively.

3. Earnings Per Share

     The following table sets forth a reconciliation of the numerators and denominators in computing earnings per common share in accordance with Statement of Financial Accounting Standards No. 128.

	Three months ended		Six months ended
	January 31,		January 31,

	2003	2002	2003	2002

	(Unaudited)		(Unaudited)
Net income (loss)	$916	$(91)	$2,175	$482
Less: Preferred stock dividends	—	641	71	1,107

Income (loss) applicable to common stockholders	$916	$(732)	$2,104	$(625)

Income (loss) applicable to common stockholders	$916	$(732)	$2,104	$(625)
Weighted average number of common shares outstanding (in thousands)	16,114	12,182	15,123	12,159

Basic earnings (loss) per common share	$0.06	$(0.06)	$0.14	$(0.05)

Income (loss) applicable to common stockholders	$916	$(732)	$2,104	$(625)
Weighted average number of common shares outstanding (in thousands)	16,114	12,182	15,123	12,159
Effect of potentially dilutive securities:
Common stock options	1,972	—	1,873	—
Common stock warrants	1,501	—	1,680	—

Weighted average number of common shares outstanding assuming dilution	19,587	12,182	18,676	12,159

Diluted earnings (loss) per common share	$0.05	$(0.06)	$0.11	$(0.05)

     Common stock options and common stock warrants listed below for the three and six months ended January 31, 2003 were not included in the computation of diluted earnings per share because the exercise prices are greater than the average market price of the Company’s common stock during those periods such that the effect would be anti-dilutive. Common stock options and common stock warrants listed below for the three months and six months ended January 31, 2002 have been excluded from the computation of diluted loss per share because they were anti-dilutive.

	Three months ended		Six months ended
	January 31,		January 31,

	2003	2002	2003	2002

	(Unaudited)		(Unaudited)
Common stock options	953,250	3,247,756	979,750	3,247,756

Common stock warrants	330,000	2,910,295	—	2,910,295

4. Credit Facility

     On November 20, 2002, the Company completed the syndication of a new and expanded bank credit facility (the “Credit Facility”). The Credit Facility consists of a $45,000 revolving line of credit and a $15,000 term loan, both for general corporate purposes, inclusive of payments made under letters of credit. The Credit Facility has a maturity date of November 30, 2005 and, as amended, requires the Company to utilize the approximately $14,900 in net proceeds from a private placement of common stock completed December 20, 2002 to repay the term loan or its subordinated debt, in such proportion as the Company elects, by May 26, 2003. Pending that repayment, $5,000 of the availability under the revolving line of credit has been reserved. Advances under the Credit Facility are collateralized by a lien on substantially all of the Company’s assets.

     Advances under the Credit Facility may be made as either base rate (“prime rate”) loans or London Interbank Offered Rate (“LIBOR”) loans at the Company’s election. Interest rates are based upon either the LIBOR or prime rate plus an applicable margin dependent upon a total leverage ratio. The applicable LIBOR margins range from 200 to 300 basis points, and the applicable prime rate margins range from 50 to 150 basis points. The Company incurred fees of approximately $1,000 in connection with the Credit Facility. The fees will be amortized over the life of the Credit Facility, through November 30, 2005. The Company incurred a charge of $96 in November 2002 resulting from unamortized fees related to its prior credit facility. On January 31, 2003 the Company had $31,250 (including a $14,000 balance on the term loan) in LIBOR loans outstanding at a weighted-average interest rate of 3.86% and $1,600 in prime rate loans outstanding at a weighted-average interest rate of 5.25%.

     Principal payments on the outstanding term loan began on December 31, 2002 and continue quarterly until September 30, 2005. The initial principal payments are $1,000 per calendar quarter beginning December 31, 2002, will increase to $1,250 per calendar quarter beginning December 31, 2003 and will further increase to $1,500 per calendar quarter beginning December 31, 2004. The Credit Facility includes a .50% commitment fee on the average daily unused amount for each fiscal quarter. The Credit Facility requires the Company to meet certain covenants, including minimum net worth and cash flow requirements, restricts the payment of cash dividends and permits early extinguishment of up to $15,000 of the Company’s subordinated debt. At January 31, 2003, the Company was in compliance with all covenants.

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

5. Platinum Propane and Ark Acquisitions

     In November 2002, the Company acquired Platinum Propane, L.L.C. (“Platinum”) and Ark Holding Company LLC (“Ark”) and their respective subsidiaries, representing ten of the Company’s 46 distributors. Platinum’s five subsidiary distributors operate in Southern California, including Los Angeles and San Diego, Chicago, the Carolinas, Georgia and Florida. Ark’s five subsidiary distributors operate in New Jersey, Seattle, Kansas City, Denver and Salt Lake City. Collectively, the territories served by the acquired distributors have historically represented approximately 45% of the Company’s cylinder exchange revenues. The condensed consolidated statements of operations include the results of Platinum and Ark effective November 1, 2002.

     The aggregate purchase price for the two acquisitions was approximately $32,000. The consideration paid by the Company in the two acquisitions consisted of approximately 1.1 million restricted shares of common stock valued, based on the closing price of the Company’s common stock on the Nasdaq National Market on November 22, 2002, at approximately $19,000, $3,100 in assumed debt satisfied at closing, $4,900 in advances, and $5,000 in liabilities assumed. On a preliminary basis, approximately $28,200 of the purchase price was allocated to goodwill, $2,800 was allocated to current assets and $1,200 was allocated to equipment, vehicles and other assets.

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

	Three months ended		Six months ended
	January 31,		January 31,

	Actual	Pro forma	Pro forma	Pro forma
	2003	2002	2003	2002

Net revenues	$58,054	$38,348	$110,542	$74,496

Net income (loss)	$916	$(819)	$(975)	$(675)

Net income (loss) available to common stockholders	$916	$(1,460)	$(1,046)	$(1,782)

Basic earnings (loss) per common share	$0.06	$(0.11)	$(0.07)	$(0.13)

Diluted earnings (loss) per common share	$0.05	$(0.11)	$(0.07)	$(0.13)

6. Investment in Joint Venture

     As a result of the acquisition of Platinum, the Company increased its ownership interest in R4 Technical Center North Carolina, LLC (“R4 Tech”) on a consolidated basis by 1% to 50%. The Company consolidated the results of R4 Tech beginning in the second quarter of fiscal 2003 as a result of its increased ownership and financial control. R4 Tech was established in April 2000 to operate and manage an automated propane bottling and cylinder refurbishing plant. R4 Tech began operations in May 2000 and was accounted for under the equity method of accounting through the first quarter of fiscal 2003. During the first quarter of fiscal 2003, the Company recognized 100% of the loss of R4 Tech as a result of advances made without a corresponding advance from the other joint venture partners. The Company recognized a loss in the joint venture for the three months ended January 31, 2002 of $340 and a loss in the joint venture for the six months ended January 31, 2003 and 2002 of $455 and $677, respectively.

7. Common Stock

     On December 20, 2002, the Company completed a private placement of 1.0 million shares of its common stock at a purchase price of $15.79 per share to two institutional investors for gross proceeds of $15.8 million. In conjunction with the private placement, the Company issued Additional Investment Rights to the investors exercisable for, collectively, up to an additional 330,000 shares of its common stock at an exercise price of $15.79 per share. Each Additional Investment Right is exercisable by the holder for a period that began on the effective date of the related registration statement filed by the Company with the Securities and Exchange Commission with respect to the resale of the shares and ending initially 90 trading days thereafter and now reset to October 1, 2003.

8. Segment Information

     The Company has two reportable segments: cylinder exchange and products and other. The cylinder exchange segment relates to cylinder exchange transactions and lease income from cylinders and cylinder displays. The products and other segment includes the activities required to sell patio heaters, grills and other complementary propane products, fireplace accessories and garden products. In addition, financial information related to QuickShip, a retail shipping service company acquired in October 2000, is included within the products and other segment as it is not currently material on a stand-alone basis. For the three and six months ended January 31, 2003, QuickShip had a loss from operations of ($327) and ($778), respectively. For the three and six months ended January 31, 2002, QuickShip had a loss from operations of ($493) and ($942), respectively.

     The Company evaluates performance and allocates resources based on several factors, of which the primary financial measure is business segment operating income, defined as earnings before interest, taxes, depreciation and amortization before other non-operating expenses (“EBITDA”). Management of the Company believes that EBITDA is a useful measure of operating performance at a segment level as it is an important indicator of the ability of each segment to provide cash flows to service debt and fund working capital requirements and eliminates the uneven effect between our segments of noncash depreciation of tangible assets and amortization of certain intangible assets. In addition, management uses EBITDA performance objectives at a segment level as the basis for determining incentive compensation. EBITDA as presented may not be comparable to similarly titled measures used by other entities. EBITDA should not be considered in isolation from, or as a substitute for, net income or cash flows from operating activities prepared in accordance with generally accepted accounting principles as an indicator of operating performance or as a measure of liquidity.

     The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and operational strategies. The Company’s selected segment information as of and for the three and six months ended January 31, 2003 and 2002 is as follows:

	Three Months Ended		Six Months Ended
	January 31,		January 31,

	2003	2002	2003	2002

Net revenues:
Cylinder exchange	$29,816	$18,911	$66,765	$40,042
Products and other	28,238	19,848	46,105	35,263

	$58,054	$38,759	$112,870	$75,305

Segment EBITDA:
Cylinder exchange	$3,464	$2,524	$9,015	$5,451
Products and other	1,089	1,126	610	2,427

	$4,553	$3,650	$9,625	$7,878
Depreciation & amortization	2,267	1,955	4,425	3,792
Interest expense	1,380	1,498	2,636	3,152
Loss on investee	—	340	455	677
Other, net	(25)	(65)	(96)	(251)
Income taxes	15	13	30	26

Net income (loss)	$916	$(91)	$2,175	$482

	As of January 31,
	2003	2002

Total assets:
Cylinder exchange	$142,207	$87,851
Products and other	56,008	32,351

	$198,215	$120,202

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this section and elsewhere in this Quarterly Report on Form 10-Q are forward-looking in nature and relate to the Company’s plans, objectives, estimates, goals and future financial performance. The terms “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential,” “continue” and similar words or expressions are intended to identify forward-looking statements. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and speak only as of the date of this report. The Company’s business is subject to numerous risks and uncertainties including: that its significant retail relationships are generally nonexclusive and terminable at will; that it relies on a limited number of distributors; its ability to manage growth; its ability to place Blue Rhino cylinder exchange at additional retail locations; its ability to protect its intellectual property and to strengthen its brand; its ability to maintain an adequate supply of cylinders that comply with applicable guidelines; its ability to mitigate the effects of high propane commodity prices; its ability to integrate its distributor acquisitions and manage its distributor operations; its ability to launch new products and services; the effect of safety guidelines on consumer demand for cylinder exchange; and the possibility of a war with Iraq and its effects on the Company’s ability to import an adequate product supply, consumer confidence and spending patterns, retailer inventory policies and the price of propane. These and other risks and uncertainties, including those detailed in the Company’s Registration Statement on Form S-3 dated January 7, 2003 and in its most recent Annual Report on Form 10-K and other filings with the Securities and Exchange Commission under “Risk Factors” or “Business — Additional Factors that May Affect our Business or Future Results,” could cause actual results and experience to be materially different from those expressed or implied by any of these forward-looking statements. To the extent permitted by law, the Company makes no commitment to update any forward-looking statement or to disclose any facts, events, or circumstances after the date hereof that may affect the accuracy of any forward-looking statement.

Overview

     The following discussion and analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and related notes of Blue Rhino Corporation and its wholly owned subsidiaries, Rhino Services, L.L.C., CPD Associates, Inc., USA Leasing, L.L.C., Uniflame Corporation, QuickShip, Inc., Uniflame, LLC, Platinum Propane, L.L.C. (“Platinum”), Ark Holding Company LLC (“Ark”) and Blue Rhino Consumer Products, LLC (collectively, the “Company,” “Blue Rhino,” “us” or “we”), and with our audited consolidated financial statements as of and for the fiscal year ended July 31, 2002, on file with the Securities and Exchange Commission. As a result of our acquisition of Platinum in November 2002, we increased our ownership interest in R4 Technical Center North Carolina, LLC (“R4 Tech”) on a consolidated basis by 1% to 50%. We consolidated the results of R4 Tech beginning in the second quarter of fiscal 2003 as a result of our increased ownership and financial control. The results of operations for the three- and six-month periods ended January 31, 2003 are not necessarily indicative of results that may be expected for the fiscal year ending July 31, 2003 or any other period, in part due to the seasonality of our business.

     Blue Rhino was founded in March 1994. We believe we have become the leading national provider of propane grill cylinder exchange and a leading provider of complementary propane and non-propane products to consumers through many of the world’s greatest retailers. Our branded propane grill cylinder exchange service is offered at more than 27,000 retail locations in 48 states and Puerto Rico, including leading home improvement centers, mass merchants, hardware, grocery and convenience stores. Our retail partners include Home Depot, Lowe’s, Wal*Mart, Sears, Kroger, Food Lion, Winn-Dixie, SuperAmerica, Circle K and ExxonMobil. Propane grill cylinder exchange provides consumers with a safe and convenient alternative to traditional propane tank refilling.

     Our cylinder exchange segment partners with retailers and, in many cases, independent distributors to provide consumers with a nationally-branded alternative to traditional grill cylinder refill. We dedicate our efforts and capital to brand development, value-added marketing, customer service, cylinders, displays, account growth, distributor network development and management information systems. Our distributors invest in the vehicles and other operational infrastructure necessary to operate cylinder exchange businesses. In November 2002, we acquired ten distributors whose territories have historically represented approximately forty-five percent of our revenues. We believe that our distributor network affords us the opportunity to service approximately 90% of the cylinder exchange markets in the United States.

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

Results of Operations

Comparison of the three months ended January 31, 2003 with the three months ended January 31, 2002

     Net revenues. Net revenues increased 49.8% to $58.1 million for the three months ended January 31, 2003 from $38.8 million for the three months ended January 31, 2002. Net revenues consisted of $29.8 million from the cylinder exchange segment and $28.3 million from the products and other segment. Cylinder exchange revenues increased 57.7%, with approximately one-fourth of the increase due to price increases to retailers, enabled by a higher mix of upgrade transactions, and approximately three-fourths of the increase due to an approximately 45% increase in the number of total cylinder transactions to 1.8 million units for the second quarter of fiscal 2003 from 1.2 million units for the second quarter of fiscal 2002. This increase reflects the positive trend toward consumer acceptance of cylinder exchange versus refill and the impact of National Fire Protection Association (“NFPA”) guidelines adopted by many states that mandate that all propane cylinders refilled after April 1, 2002 be fitted with an overfill prevention device (“OPD”). Product revenues increased 42.3% due principally to an increase in the number of grills sold as a major customer took delivery during the quarter, earlier than in the last fiscal year. We currently anticipate double-digit revenue growth for our cylinder exchange segment through the end of fiscal year 2004 and that the NFPA guidelines will continue to contribute to our cylinder exchange revenue growth through the end of fiscal 2005.

     Gross margin. Our overall gross margin decreased to 18.9% for the second quarter of fiscal 2003 from 20.2% for the second quarter of fiscal 2002. Gross margin percentage decreased 259 basis points in cylinder exchange to 24.9% for the three months ended January 31, 2003 from 27.5% for the three months ended January 31, 2002 due primarily to consolidating the operating loss of R4 Tech, increased fuel costs on unhedged volumes and an increase in the number of valves replaced, partially offset by price increases to retailers. The products and other segment gross margin decreased to 12.5% for the second quarter of fiscal 2003 from 13.4% for the second quarter of fiscal 2002 due primarily to a greater percentage of lower-margin products in the mix of products sold.

     Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses increased 52.5% to $6.4 million for the three months ended January 31, 2003 from $4.2 million for the three months ended January 31, 2002 and, as a percentage of net revenues, increased slightly to 11.0% for the second quarter of fiscal 2003 from 10.8% for the second quarter of fiscal 2002. SG&A expenses in the cylinder exchange segment increased 48.0% to $3.9 million for the second quarter of fiscal 2003 from $2.7 million for the second quarter of fiscal 2002 due primarily to increased personnel costs associated with managing distributor operations and increased professional fees. SG&A expenses in the products and other segment increased 60.4% to $2.5 million from $1.5 million in the same period in the prior year primarily due to start up and development costs related to the introduction of new products. We currently expect SG&A expenses for the second half of fiscal 2003 to decrease as a percentage of net revenues as compared to the first half.

     Depreciation and amortization. Depreciation and amortization increased to $2.3 million for the second quarter of fiscal 2003 from $2.0 million for the second quarter of fiscal 2002 due primarily to the increase in depreciation expense resulting from an increase in the number of cylinders and displays used in the cylinder exchange segment.

     Interest expense. Interest expense decreased to $1.4 million in the second quarter of fiscal 2003 from $1.5 million in the second quarter of fiscal 2002 due to both lower interest rates and reduced borrowings on our credit facility.

     Loss on investee. Loss on investee was $340,000 in the second quarter of fiscal 2002. This charge represented the loss related to our 49% ownership interest in R4 Tech, which has since increased to 50% as a result of our acquisition of Platinum. The increased ownership interest and financial control resulted in the consolidation of the financial statements of R4 Tech in the second quarter of fiscal 2003.

     Other, net. Other, net decreased to $25,000 in the second quarter of fiscal 2003 from $65,000 in the second quarter of fiscal 2002. Other income consists primarily of interest income from advances made to R4 Tech and independent distributors.

     Preferred dividends. Preferred dividends accrued on our outstanding shares of Series A convertible preferred stock were $641,000 for the three months ended January 31, 2002. All shares of Series A Convertible preferred stock were converted into common stock prior to the second quarter of fiscal 2003.

Comparison of the six months ended January 31, 2003 with the six months ended January 31, 2002

     Net revenues. Net revenues increased 49.9% to $112.9 million for the six months ended January 31, 2003 from $75.3 million for the six months ended January 31, 2002. Net revenues consisted of $66.8 million from the cylinder exchange segment and $46.1 million from the products and other segment. Cylinder exchange revenues increased 66.7%, with approximately one-third of the increase due to price increases to retailers, enabled by a higher mix of upgrade transactions, and approximately two-thirds of the increase due to an approximately 46% increase in the number of total cylinder transactions to 4.1 million units for the first half of fiscal 2003 from 2.8 million units for the first half of fiscal 2002. Product revenues increased 30.7% due principally to an increase in the number of grills sold as a major customer took delivery earlier in this fiscal year.

     Gross margin. Our overall gross margin decreased to 21.6% for the first six months of fiscal 2003 from 23.4% for the first six months of fiscal 2002. Gross margin percentage decreased 159 basis points in cylinder exchange to 26.8% from 28.3% in the same period of the prior year due primarily to consolidating the operating loss of R4 Tech, increased fuel costs on unhedged volumes and an increase in the number of valves replaced, partially offset by price increases to retailers. The products segment gross margin decreased to 14.2% from 17.7% for the six months ended January 31, 2002 due primarily to a greater percentage of lower-margin products in the mix of products sold.

     Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses increased 52.3% to $14.8 million for the six months ended January 31, 2003 from $9.7 million for the six months ended January 31, 2002 and, as a percentage of net revenues, increased slightly to 13.1% for the first half of fiscal 2003 from 12.9% for the first half of fiscal 2002. SG&A expenses in the cylinder exchange segment increased 50.0% to $8.9 million for the first six months of fiscal 2003 from $5.9 million for the first six months of fiscal 2002 due primarily to increased personnel costs associated with managing distributor operations and increased professional fees. SG&A expenses in the products and other segment increased 55.9% to $5.9 million from $3.8 million in the same period in the prior year due primarily to special charges, consisting primarily of relocation expenses associated with consolidating many products segment employees based in Zion, Illinois with the cylinder exchange employee base in Winston-Salem, North Carolina and start-up and development costs related to the introduction of new products.

     Depreciation and amortization. Depreciation and amortization increased to $4.4 million in the six months ended January 31, 2003 from $3.8 million in the six months ended January 31, 2002 due primarily to the increase in depreciation expense resulting from an increase in the number of cylinders and displays used in the cylinder exchange segment.

     Interest expense. Interest expense decreased to $2.6 million in the six months ended January 31, 2003 from $3.2 million in the six months ended January 31, 2002 due to both lower interest rates and reduced borrowings on our credit facility.

     Loss on investee. Loss on investee decreased to $455,000 in the six months ended January 31, 2003 from $677,000 in the six months ended January 31, 2002. This charge represented the loss related to our 49% ownership interest in R4 Tech, which has since increased to 50% as a result of our acquisition of Platinum. The increased ownership interest and financial control resulted in the consolidation of the financial statements of R4 Tech in the second quarter of fiscal 2003.

     Other, net. Other, net decreased to $96,000 in the six months ended January 31, 2003 from $251,000 in the six months ended January 31, 2002. Other income consists primarily of interest income from advances made to R4 Tech and independent distributors.

     Preferred dividends. Preferred dividends accrued on our outstanding shares of Series A convertible preferred stock decreased to $71,000 for the six months ended January 31, 2003 from $1.1 million for the six months ended January 31, 2002 due to the conversion of the Series A Convertible preferred stock to common stock in March, April, May and September 2002.

Liquidity and Capital Resources

     Our primary sources of funds have been the incurrence of debt, the issuance of stock and cash flow from operations.

     Net cash used in operations was $5.9 million for the six months ended January 31, 2003 and net cash provided by operations was $7.8 million for the six months ended January 31, 2002. The decrease in cash provided by operations for the first half of fiscal 2003 over the first half of fiscal 2002 was primarily due to significant increases in inventory in both the cylinder exchange and the products and other segments partially offset by the increase in net income. The inventory increase in the cylinder exchange segment was primarily to prepare for the anticipated rise in demand associated with the grilling season and the increase in inventory in the products and other segment was primarily associated with the launch of new products. As a result of the acquisitions of Platinum and Ark and the consolidation of R4 Tech resulting from the acquisition of Platinum (Note 5 of Notes to Condensed Consolidated Financial Statements), the operations of R4 Tech, Platinum and Ark affected working capital in the second quarter of fiscal 2003 and were reflected in net cash used in operating activities.

     Net cash used in investing activities was $14.3 million for the six months ended January 31, 2003 and $4.9 million for the six months ended January 31, 2002. The primary components of cash used in investing activities for both periods included investments in property, plant and equipment and advances to R4 Tech and, in the case of the six months ended January 31, 2003, acquisitions and advances to independent distributors. During the six months ended January 31, 2003 and January 31, 2002, we provided net advances of $1.1 million and $1.5 million, respectively, to R4 Tech. As a result of the acquisitions of Platinum and Ark and the consolidation of R4 Tech resulting from the acquisition of Platinum (Note 5 of Notes to Condensed Consolidated Financial Statements), advances to R4 Tech, Platinum and Ark in the second quarter of fiscal 2003 were not reflected in net cash used in investing activities.

     Net cash provided by financing activities was $21.1 million for the six months ended January 31, 2003, while cash used in financing activities was $2.4 million for the six months ended January 31, 2002. Cash provided by financing activities for the six months ended January 31, 2003 included $14.9 million in net proceeds from the sale of common stock, net proceeds from our credit facility and net proceeds from exercises of warrants and stock options. Cash used in financing activities for the six months ended January 31, 2002 included net payments on our credit facility and payments on long-term debt and capital lease obligations.

     In November 2002, we completed the syndication of a new and expanded bank credit facility (the “Credit Facility”). The Credit Facility consists of a $45 million revolving line of credit and a $15 million term loan, both for general corporate purposes, inclusive of payments made under letters of credit. The Credit Facility has a maturity date of November 30, 2005 and, as amended, requires us to utilize the approximately $14.9 million in net proceeds from a private placement of common stock completed December 20, 2002 to repay the term loan or our subordinated debt, in such proportion as we elect, by May 26, 2003. Pending that repayment, $5.0 million of the availability under the revolving line of credit has been reserved. Advances under the Credit Facility are collateralized by a lien on substantially all of our assets.

     Advances under the Credit Facility may be made as either base rate (“prime rate”) loans or London Interbank Offered Rate (“LIBOR”) loans at our election. Applicable interest rates are based upon either the LIBOR or prime rate plus an applicable margin dependent upon a total leverage ratio. The applicable LIBOR margins range from 200 to 300 basis points, and the applicable prime rate margins range from 50 to 150 basis points. We incurred fees of approximately $1.0 million in connection with the Credit Facility. The fees will be amortized over the life of the agreement through November 30, 2005. We incurred a charge of $96,000 in November 2002 resulting from unamortized fees related to our prior credit facility. On January 31, 2003 we had $31.3 million (including a $14 million balance on the term loan) in LIBOR loans outstanding at a weighted-average interest rate of 3.86% and $1.6 million in prime rate loans outstanding at a weighted-average interest rate of 5.25%.

     Principal payments on the outstanding term loan began on December 31, 2002 and continue quarterly until September 30, 2005. The initial principal payments are $1 million per calendar quarter beginning December 31, 2002, will increase to $1.25 million per calendar quarter beginning December 31, 2003 and will further increase to $1.5 million per calendar quarter beginning December 31, 2004. The Credit Facility includes a .50% commitment fee on the average daily unused amount for each fiscal quarter. The Credit Facility requires us to meet certain covenants, including minimum net worth and cash flow requirements, restricts the payment of cash dividends and permits early extinguishment of up to $15 million in our subordinated debt. At January 31, 2003, we were in compliance with all covenants.

     The Credit Facility stipulates that, by May 31, 2003, we must enter into swap agreements with respect to interest rate exposure under the Credit Facility with durations covering the remaining term of the Credit Facility and with an aggregate notional principal amount equal to at least two-thirds of the outstanding principal amount of the term loan. We are currently party to an interest rate swap agreement with a notional amount of $10 million. Under the existing swap agreement, which expires in July 2003, we pay a fixed rate of 7.36% and receive a rate equivalent to the thirty-day LIBOR, adjusted quarterly.

     On June 15, 2001, we completed a $15 million private placement of subordinated debt to an institutional investor. The agreement requires us to meet certain cash flow and other covenants and contains restrictions on capital expenditures and the payment of cash dividends. At January 31, 2003, we were in compliance with all covenants. The debenture bears interest at the annual rate of 13%, payable quarterly. The principal balance matures on August 31, 2006. In conjunction with the subordinated debt, we issued a warrant to the investor to purchase 1,372,071 shares of common stock, with an exercise price of $3.8685 per share (subject to adjustment for organic changes in our common stock and for certain future issuances below the then-existing exercise price). The warrant was converted by the investor into 1,070,179 shares of common stock effective January 6, 2003.

     In November 2002, we acquired Platinum and Ark and their respective subsidiaries, representing ten of our distributors. Collectively, the territories served by the acquired distributors have historically represented approximately 45% of our cylinder exchange revenues. The aggregate purchase price for the two acquisitions was approximately $32 million. The consideration paid by Blue Rhino in the acquisitions consisted of approximately 1.1 million restricted shares of common stock valued, based on the closing price of our common stock on the Nasdaq National Market on November 22, 2002, at approximately $19 million, $3.1 million in assumed debt satisfied at closing, $4.9 million in advances, and $5.0 million in liabilities assumed. On a preliminary basis, approximately $28.2 million of the purchase price was allocated to goodwill, $2.8 million was allocated to current assets and $1.2 million was allocated to equipment, vehicles and other assets.

     On December 20, 2002, we completed a private placement of 1.0 million shares of our common stock at a purchase price of $15.79 per share to two institutional investors for gross proceeds of $15.8 million. We have initially utilized the proceeds to pay down the revolving line of credit under the Credit Facility and currently intend to use the resulting increased availability under the revolving line to repay $5 million in subordinated debt in our third fiscal quarter and the remaining portion of the subordinated debt before the end of fiscal 2003. In conjunction with the private placement, we issued Additional Investment Rights to the investors exercisable for, collectively, up to an additional 330,000 shares of our common stock at an exercise price of $15.79 per share. Each Additional Investment Right is exercisable by the holder for a period that began on the effective date of the related registration statement filed by us with the Securities and Exchange Commission with respect to the resale of the shares and ending initially 90 trading days thereafter and now reset to October 1, 2003.

     In March 2003, pursuant to a negotiated settlement agreement, we dismissed our lawsuit against PricewaterhouseCoopers alleging violations of professional standards and failure to comply with contractual obligations during its engagement as our auditor. The net proceeds to us in the settlement to be recognized in our fiscal third quarter, after attorneys’ fees and other third quarter litigation expenses, are approximately $2.5 million. In accordance with the terms of the Credit Facility, approximately $1.0 million of the net proceeds will be applied against the term loan as a reduction. The specific terms of the settlement are confidential.

     We currently have capital commitments outstanding of approximately $2.5 million relating to machinery and equipment associated with new cylinder refilling and refurbishing facilities in Los Angeles, Chicago and Denver. These commitments must be satisfied by the end of calendar year 2003. We currently anticipate that our total capital expenditures for fiscal 2003, excluding acquisitions, will be approximately $21.0 million, and will relate primarily to cylinders, cylinder displays, computer technology and distribution infrastructure. Our capital expenditure and working capital requirements in the foreseeable future will change depending on many factors including, but not limited to, the rate of our expansion, our operating results and any other adjustments in our operating plan made in response to competition, acquisition opportunities or unexpected events. We believe that our existing borrowing capacity under the Credit Facility, together with cash provided by operations, will be sufficient to meet our capital expenditure and working capital requirements, including the repayment required by our Credit Facility, through fiscal 2003. Moreover, if we experience an unexpected change in demand for our cylinder exchange service or our products, we may need additional funds to meet our capital requirements and, in that event, we may seek additional debt or equity financing. We cannot be sure that any additional equity or debt financing will be available on favorable terms or on terms that are not dilutive to our stockholders.

Related Party Transactions

     Blue Rhino Corporation, QuickShip, Inc. and Uniflame, LLC lease their respective facilities from Rhino Real Estate, LLC, a company affiliated with Billy D. Prim, our Chairman and Chief Executive Officer, and Andrew J. Filipowski, our Vice Chairman. The leases expire on December 31, 2003, April 30, 2003 and October 31, 2007, respectively. Blue Rhino’s rent expense for the three and six months ended January 31, 2003 was $83,000 and $163,000, respectively, and QuickShip’s rent expense for the three and six months ended January 31, 2003 was $4,000 and $11,000, respectively. Blue Rhino’s rent expense for the three and six months ended January 31, 2002 was $55,000 and $108,000, respectively, and QuickShip’s rent expense for the three and six months ended January 31, 2002 was $5,000 and $10,000, respectively. Uniflame’s lease became effective November 1, 2002 and its rent expense for the three months ended January 31, 2003 was $24,000. Management has received an independent third-party determination to the effect that the Blue Rhino and Uniflame leases are fair and within typical market conditions and believes that the terms of all of these leases are comparable to those that could have been obtained from unrelated third parties.

     Uniflame Corporation leases its facility from H & M Enterprises, LLC, a company affiliated with Mac McQuilkin, the president of Uniflame. The lease terminates on March 31, 2005. Uniflame’s rent expense for three and six months ended January 31, 2003 was $79,000 and $157,000, respectively. Uniflame’s rent expense for three and six months ended January 31, 2002 was $82,000 and

$159,000, respectively. Management believes that the terms of these leases are comparable to those that could have been obtained from unrelated third parties.

     Platinum leased an office facility and storage tank in Booneville, NC through the expiration date of January 31, 2003 from Billy D. Prim, our Chairman and Chief Executive Officer. Platinum’s lease expense was $6,000 for the three months ended January 31, 2003. Management has received an independent third-party determination to the effect that this lease is fair and within typical market conditions and believes that the terms of the lease are comparable to those that could have been obtained from an unrelated third party.

     During the three and six months ended January 31, 2003, Blue Rhino paid fees for software development and Internet hosting services provided by divine, inc. in the amount of $99,000 and $236,000, respectively. Blue Rhino did not pay fees to divine, inc. in the first six months of fiscal 2002. Andrew J. Filipowski is the Chairman of divine, inc. and our Vice Chairman. Management believes that the terms of these services were comparable to those that could have been obtained from an unrelated third party.

Seasonality

     We have experienced and currently expect to continue to experience seasonal fluctuations in our revenues and operating income. Our revenues and operating income have been highest in the spring and summer, which includes the majority of the grilling season, and lowest in the fall and winter. Our cylinder exchange segment, which generally enjoys higher margins than our products and other segment, experiences higher revenues and operating income in the spring and summer. Conversely, our products and other segment experiences higher revenues and operating income in the fall and winter. Sustained periods of poor weather, particularly in the spring and summer, can negatively impact our revenues. Accordingly, our results of operations in any quarter will not necessarily be indicative of the results that we may achieve for a full fiscal year or any future quarter.

Inflation

     We do not believe that inflation has had a material adverse effect on our revenues, cost of sales or our results of operations. There can be no assurance that our business will not be materially adversely affected by inflation in the future.

Price of Propane

     During the fiscal year ended July 31, 2001, there were dramatic increases in fuel costs and propane reached unusually high levels. During the fourth quarter of fiscal 2001 and continuing through the first quarter of fiscal 2002, propane prices returned to a range more consistent with historical levels but, during the winter months of fiscal 2003, again reached unusually high levels. On March 1, 2001, we initiated a propane price hedging strategy that reduced, and we currently believe will continue to reduce, our gross margin risk resulting from fluctuations in the price of propane. Our strategy is designed to reduce exposure to the fuel cost component of a significant portion of our expected total cylinder exchange volume, approximately 65% for calendar year 2003. If propane costs rise, our gross margins and results of operations would be negatively affected due to additional costs on unhedged volumes (both within and, if applicable, in excess of our expected volumes) that we may not be able to recover fully through an increase in our price to retailers.

Off-Balance Sheet Arrangements

     We do not have any transactions, agreements or other contractual arrangements that constitute off-balance sheet arrangements.

Impact of New Accounting Pronouncements

     In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 143, Accounting for Asset Retirement Obligations. The Statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. As required by SFAS No. 143, we have adopted this new accounting standard for fiscal year 2003. The adoption of SFAS No. 143 did not have a material impact on our consolidated results of operations or financial position.

     In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement establishes a single accounting model for the impairment or disposal of long-lived assets. As required by SFAS No. 144, we have adopted this new accounting standard for fiscal year 2003. The adoption of SFAS No. 144 did not have a material impact on our consolidated results of operations or financial position.

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement eliminates an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and establishes that gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria for treatment as extraordinary. We have adopted this standard for fiscal year 2003. The adoption of SFAS No. 145 did not have a material impact on our consolidated results of operations or financial position.

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. We have adopted this standard for fiscal year 2003. The adoption of SFAS No. 146 did not have a material impact on our consolidated results of operations or financial position.

     In October 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions-An Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9. SFAS No. 147 is an industry specific standard and is not applicable to us; therefore, it will not have an impact on our consolidated results of operations or financial position.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions in SFAS No. 123 and Accounting Principles Board Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. We will adopt the interim financial reporting for interim periods beginning after December 15, 2002. We do not currently believe that adoption of SFAS No. 148 will have a significant impact on our consolidated results of operations or financial position.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We are exposed to market risk related to changes in interest rates on borrowings under our Credit Facility, which are based upon either the LIBOR or prime rate plus an applicable margin dependent upon a total leverage ratio. To quantify our exposure to interest rate risk, a 100 basis point increase in interest rates would have increased interest expense for the six months ended January 31, 2003 and 2002 by approximately $101,000 and $141,000, respectively. Actual changes in interest expense may differ materially from those based on hypothetical assumptions used in computing this exposure.

     We use derivative financial instruments to manage exposure to fluctuations in interest rates on our Credit Facility (Note 2 of Notes to Condensed Consolidated Financial Statements). These derivative financial instruments, which are generally swap agreements, are not entered into for trading purposes. A swap agreement is a contract to exchange a floating rate for a fixed rate without the exchange of the underlying notional amount. In fiscal 2000, we entered into an interest rate swap agreement with a notional amount of $10 million as a hedge of our variable interest rate debt represented by the Credit Facility. Under the swap agreement, which expires in July 2003, we pay a fixed rate of 7.36% and receive a rate equivalent to the thirty-day LIBOR, adjusted quarterly. At January 31, 2003, we had $31,250,000 in LIBOR-based loans outstanding at a weighted-average interest rate of 3.86% and the interest rate swap was an effective cash flow hedge.

     We are exposed to commodity price risk related to changes in the price of propane. If propane prices rise, our gross margins and results of operations would be negatively affected due to additional costs that may not be fully recovered through an increase in our price to retailers. Assuming that propane prices are not hedged and any increase cannot be recovered through an increase in our price, a $.01 increase in the price per gallon of propane would reduce the gross margin in our cylinder exchange segment by approximately .3% or 30 basis points. Actual changes in cylinder exchange margins may differ materially from that based on the hypothetical assumptions used in computing this exposure. We have entered into a series of monthly option contracts that are designed to reduce exposure to the propane cost component of a significant portion of our total projected cylinder exchange volume (Note 2 of Notes to Condensed Consolidated Financial Statements). These monthly option contracts are not entered into for trading purposes.

     We invest our cash and cash equivalents in investment grade, highly liquid investments consisting of money market instruments, bank certificates of deposit and overnight investments in commercial paper. All of our transactions are conducted and accounts are denominated in U.S. dollars, and, as such, we do not currently have exposure to foreign currency risk.

Item 4. Controls and Procedures

     Within 90 days prior to the date of this report, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) in accordance with Rule 13a-14 under the Exchange Act. The Chief Executive Officer and the Chief Financial Officer concluded that, as of the date of evaluation, our disclosure controls and procedures were effective to enable us to record, process, summarize and report in a timely manner the information that we are required to disclose in our Exchange Act reports.

     There have been no significant changes in our internal controls or in other factors that could significantly affect these internal controls subsequent to their most recent evaluation.

PART II — OTHER INFORMATION

     Item 2. Changes in Securities and Use of Proceeds

     On November 20, 2002, we completed the syndication of a new and expanded $60 million secured loan facility for general corporate purposes. The new facility restricts our ability to pay cash dividends on our common stock.

     Effective November 22, 2002, we issued an aggregate of 1,104,196 shares of our common stock to the members of Platinum Propane, L.L.C. (“Platinum”) and Ark Holding Company LLC (“Ark”) in connection with our acquisitions of Platinum and Ark by reverse merger. We issued the shares in reliance on Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder based on representations received from the members of Platinum and Ark with regard to their status as accredited investors and the nature of the arms’-length, negotiated transactions not involving general solicitation or advertising.

     Effective December 5, 2002, we issued 6,460 shares of our common stock upon the conversion of a warrant to purchase 11,864 shares of our common stock at an exercise price of $8.48 per share by a single warrant holder that we believe to be an accredited investor. We issued the shares in reliance on Section 3(a)(9) of the Securities Act as securities exchanged with an existing security holder exclusively where no commission or other remuneration is paid or given, directly or indirectly, for soliciting such exchange.

     In addition, effective December 5, 2002, we issued 6,460 shares of our common stock upon the conversion of a warrant to purchase 11,864 shares of our common stock at an exercise price of $8.48 per share by a single warrant holder that we believe to be an accredited investor. We issued the shares in reliance on Section 3(a)(9) of the Securities Act as securities exchanged with an existing security holder exclusively where no commission or other remuneration is paid or given, directly or indirectly, for soliciting such exchange.

     Effective December 20, 2002, we issued 1,000,000 shares of our common stock at a purchase price of $15.79 per share, and Additional Investment Rights to purchase an aggregate of 330,000 additional shares of our common stock at an exercise price of $15.79 per share, to two institutional investors. We issued the shares and the Additional Investment Rights in reliance on Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder based on representations received from the purchasers with regard to their status as accredited investors and the nature of the arms’-length, negotiated transaction not involving general solicitation or advertising. We have filed a registration statement on Form S-3 covering the resale by such purchasers of such shares of common stock, including the shares of common stock underlying the Additional Investment Rights, and such registration statement has been declared effective by the Securities and Exchange Commission.

     Effective January 6, 2003, we issued 1,070,179 shares of our common stock upon the conversion of a warrant to purchase 1,372,071 shares of our common stock at an exercise price of $3.8685 per share by a single warrant holder that we believe to be an accredited investor. We issued the shares in reliance on Section 3(a)(9) of the Securities Act as securities exchanged with an existing security holder exclusively where no commission or other remuneration is paid or given, directly or indirectly, for soliciting such exchange.

Item 4. Submission of Matters to a Vote of Security Holders:

     On December 17, 2002, we held our 2002 annual meeting of stockholders in Bermuda Run, North Carolina. The following three proposals were submitted to a vote of the stockholders:

1.	The election of Richard A. Brenner, Robert J. Lunn and John H. Muehlstein to serve three-year terms on our board of directors;

2.	The amendment to our 1998 Stock Incentive Plan to increase the number of shares of common stock reserved for distribution thereunder from 3,200,000 to 4,700,000.

3.	The ratification of the appointment of Ernst & Young LLP as the Company’s independent accountants for the fiscal year ending July 31, 2003.

All of these proposals were approved.

     The results of the stockholder voting were as follows:

				Total
		For	Withheld	Votes

1.	Election of Directors
	Richard A. Brenner	12,800,498	301,430	13,101,928
	Robert J. Lunn	12,787,023	314,905	13,101,928
	John H. Muehlstein	12,642,942	458,986	13,101,928

					Broker
		For	Against	Abstain	Non-votes	Total

2.	Amendment to the 1998 Stock Incentive Plan	7,045,939	2,382,950	139,063	3,533,976	13,101,928
3.	Ratification of Appointment of Accountants	12,814,786	280,870	6,272	0	13,101,928

Item 5. Other Information

     In March 2003, pursuant to a negotiated settlement agreement, we dismissed our lawsuit against PricewaterhouseCoopers alleging violations of professional standards and failure to comply with contractual obligations during its engagement as our auditor. The net proceeds to us in the settlement to be recognized in our fiscal third quarter, after attorneys’ fees and other third quarter litigation expenses, are approximately $2.5 million. The specific terms of the settlement are confidential.

Item 6. Exhibits And Reports On Form 8-K

     (a)  Exhibits:

2.1	Merger Agreement among the Company, Platinum Acquisition, LLC and Platinum Propane, L.L.C., incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed November 27, 2002.

2.2	Merger Agreement among the Company, Ark Acquisition, LLC and Ark Holding Company LLC, incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed November 27, 2002.

4.1	Revolving Credit Note of the Company dated November 20, 2002 in favor of Bank of America, N.A. in the amount of $11,250,000.

4.2	Revolving Credit Note of the Company dated November 20, 2002 in favor of SunTrust Bank in the amount of $7,500,000.

4.3	Revolving Credit Note of the Company dated November 20, 2002 in favor of RBC Centura Bank in the amount of $7,500,000.

4.4	Revolving Credit Note of the Company dated November 20, 2002 in favor of Wachovia Bank, National Association in the amount of $11,250,000.

4.5	Revolving Credit Note of the Company dated November 20, 2002 in favor of LaSalle Bank National Association in the amount of $7,500,000.

4.6	Term Note of the Company dated November 20, 2002 in favor of Bank of America, N.A. in the amount of $3,750,000.

4.7	Term Note of the Company dated November 20, 2002 in favor of SunTrust Bank in the amount of $2,500,000.

4.8	Term Note of the Company dated November 20, 2002 in favor of RBC Centura Bank in the amount of $2,500,000.

4.9	Term Note of the Company dated November 20, 2002 in favor of Wachovia Bank, National Association in the amount of $3,750,000.

4.10	Term Note of the Company dated November 20, 2002 in favor of LaSalle Bank National Association in the amount of $2,500,000.

4.11	Amended and Restated Senior Subordinated Debenture dated November 20, 2002 of the Company in the amount of $15,000,000 payable to Allied Capital Corporation.

10.1(a)	Credit Agreement dated as of November 20, 2002 among the Company, as the Borrower, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Wachovia Bank, National Association, as Syndication Agent and the Other Lenders Party Thereto.

10.1(b)	First Amendment to Credit Agreement dated as of February 25, 2003 among the Company, as the Borrower, the Lenders referred to in the Credit Agreement dated as of November 20, 2002 and Bank of America, N.A., as Administrative Agent for the Lenders.

10.2	Guaranty Agreement dated November 20, 2002, by and among certain Subsidiaries of the Company as Guarantors, in favor of Bank of America, N.A., as Administrative Agent.

10.3	Collateral Agreement dated November 20, 2002, by and among the Company and certain of its Subsidiaries as Grantors in favor of Bank of America, N.A., as Administrative Agent.

10.4	Patent Security Agreement dated November 20, 2002 by the Company, CPD Associates, Inc. and Uniflame Corporation in favor of Bank of America, N.A., as Administrative Agent.

10.5	Trademark Security Agreement dated November 20, 2002 by the Company, CPD Associates, Inc. and Uniflame Corporation in favor of Bank of America, N.A., as Administrative Agent.

10.6	First Amendment to Investment Agreement dated November 20, 2002 by and among the Company, USA Leasing, L.L.C., Rhino Services, L.L.C., CPD Associates, Inc., QuickShip, Inc., Uniflame Corporation, Blue Rhino Consumer Products, LLC, Uniflame, LLC and Allied Capital Corporation.

10.7	Securities Purchase Agreement dated as of December 20, 2002 among the Company and the purchasers identified on the signature pages thereto.

10.8	Form of Additional Investment Right dated December 20, 2002 and issued to the purchasers identified on the signature pages to the Securities Purchase Agreement dated as of December 20, 2002.

10.9	Letter Agreement among the Company and the purchasers identified on the signature pages to the Securities Purchase Agreement dated as of December 20, 2002.

10.10	Blue Rhino Corporation Amended and Restated Stock Option Plan for Non-Employee Directors, as amended and restated through February 21, 2003.

99.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

99.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K filed in the quarter ended January 31, 2003:

Form	Item	Date Filed	Reporting Purpose

8-K	Item 5	11/21/02	To report the completion of the syndication of a new and expanded $60 million secured loan facility.

8-K	Item 2	11/27/02	To report the acquisition of Platinum Propane, L.L.C. and Ark Holding Company LLC and their respective subsidiaries.

8-K	Item 5	12/23/02	To report the completion of the private placement of 1,000,000 shares of our common stock and Additional Investment Rights to purchase up to an additional 330,000 shares of our common stock at a purchase price of $15.79 per share to two institutional investors for gross proceeds of $15,790,000.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Blue Rhino Corporation

Date:	March 17, 2003	By:	/s/ Billy D. Prim

Chairman and Chief Executive Officer

Date:	March 17, 2003	By:	/s/ Mark Castaneda

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

Date: March 17, 2003

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

Date: March 17, 2003

/s/ Mark Castaneda

Mark Castaneda Chief Financial Officer