Form 10-Q
period 2003-04-30
BLUE RHINO CORP
filed 2003-06-10
CIK 1034379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____________ TO ____________

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

Yes [X] No [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [X] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 31, 2003

Common stock, par value $.001 per share	17,760,461 Shares

BLUE RHINO CORPORATION

INDEX

PART I: FINANCIAL INFORMATION

Item 1:	Financial Statements (unaudited):

Condensed consolidated balance sheets as of April 30, 2003 and July 31, 2002.

Condensed consolidated statements of operations for the three- and nine-month periods ended April 30, 2003 and 2002.

Condensed consolidated statements of cash flows for the nine-month periods ended April 30, 2003 and 2002.

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

BLUE RHINO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
As of April 30, 2003 and July 31, 2002
(In thousands)

	April 30,	July 31,
	2003	2002

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,745	$1,563
Accounts receivable, net	24,279	25,329
Inventories	26,906	11,035
Prepaid expenses and other current assets	7,766	3,081

Total current assets	61,696	41,008
Cylinders, net	51,029	37,004
Property, plant and equipment, net	36,733	30,477
Intangibles, net	62,311	31,988
Other assets	1,511	2,896

Total assets	$213,280	$143,373

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,683	$19,969
Current portion of long-term debt and capital lease obligations	5,418	2,013
Accrued liabilities	4,770	3,770

Total current liabilities	35,871	25,752
Long-term debt and capital lease obligations, less current maturities	54,397	39,259

Total liabilities	90,268	65,011
Stockholders’ equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no and 1,850,000 shares issued and outstanding at April 30, 2003 and July 31, 2002, respectively	—	2
Common stock, $0.001 par value, 100,000,000 shares authorized, 17,748,297 and 12,058,542 shares issued and outstanding at April 30, 2003 and July 31, 2002, respectively	18	12
Capital in excess of par	131,758	95,901
Accumulated deficit	(11,132)	(17,527)
Accumulated other comprehensive income (loss)	2,368	(26)

Total stockholders’ equity	123,012	78,362

Total liabilities and stockholders’ equity	$213,280	$143,373

The accompanying notes are an integral part of these financial statements.

BLUE RHINO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended April 30, 2003 and 2002
(In thousands, except per share data)

	Three months ended		Nine months ended
	April 30,		April 30,

	2003	2002	2003	2002

	(Unaudited)		(Unaudited)

Net revenues	$59,900	$58,933	$172,770	$134,238
Operating costs and expenses:
Cost of sales	47,078	48,091	135,531	105,808
Selling, general, and administrative	6,311	4,975	21,103	14,687
Depreciation and amortization	2,342	2,021	6,767	5,812

Total operating costs and expenses	55,731	55,087	163,401	126,307

Income from operations	4,169	3,846	9,369	7,931

Interest and other expenses (income):
Interest expense	2,308	1,585	4,943	4,736
Loss on investee	—	11	455	689
Other, net	(2,444)	(114)	(2,540)	(366)

Income before income taxes	4,305	2,364	6,511	2,872

Income taxes	15	10	45	36

Net income	$4,290	$2,354	$6,466	$2,836

Preferred dividends	—	537	71	1,644

Income available to common stockholders	$4,290	$1,817	$6,395	$1,192

Earnings per common share:
Basic	$0.24	$0.15	$0.40	$0.10

Diluted	$0.22	$0.12	$0.34	$0.09

Shares used in per share calculations:
Basic	17,740	12,431	15,985	12,248

Diluted	19,723	14,752	18,999	13,731

The accompanying notes are an integral part of these financial statements.

BLUE RHINO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended April 30, 2003 and 2002
(In thousands)

	Nine Months Ended
	April 30,

	2003	2002

	(unaudited)
Cash flows from operating activities:
Net income	$6,466	$2,836
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	6,767	5,812
Loss on investee	455	689
Accretion of the discount on notes	1,233	538
Other non-cash expenses	578	259
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	1,682	(2,244)
Inventories	(21,569)	1,611
Other current assets	(1,214)	(1,604)
Accounts payable and accrued liabilities	335	6,161

Net cash provided by (used in) operating activities	(5,267)	14,058

Cash flows from investing activities:
Business acquisitions	(5,916)	(207)
Purchases of property, plant, and equipment	(8,811)	(2,972)
Net advances to and investment in joint venture	(1,086)	(1,850)
Purchases of cylinders, net	(7,050)	(5,318)
(Issuance of) collections on notes receivable and advances to distributors	(2,356)	(491)

Net cash (used in) investing activities	(25,219)	(10,838)

Cash flows from financing activities:
Proceeds from (payments on) credit facility, net	22,757	(11,220)
Proceeds from issuance of equity, net of expenses	17,589	10,392
Payments on long-term debt and capital lease obligations	(7,374)	(1,721)
Debt issuance costs	(1,304)	—

Net cash provided by (used in) financing activities	31,668	(2,549)

Net increase in cash and cash equivalents	1,182	671
Cash and cash equivalents at beginning of period	1,563	1,044

Cash and cash equivalents at end of period	$2,745	$1,715

The accompanying notes are an integral part of these financial statements.

BLUE RHINO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2003 (Unaudited)
(In thousands, except share and per share data)

1. Basis of Presentation

     The condensed consolidated financial statements of Blue Rhino Corporation (the “Company”) include the accounts of its wholly owned subsidiaries: Uniflame Corporation (“Uniflame”); QuickShip, Inc. (“QuickShip”); Rhino Services, L.L.C., CPD Associates, Inc.; USA Leasing, L.L.C.; Blue Rhino Global Sourcing, LLC; Platinum Propane, L.L.C. (“Platinum”); Ark Holding Company LLC (“Ark”); and Blue Rhino Consumer Products, LLC. As a result of the Company’s acquisition of Platinum in November 2002, the Company increased its ownership interest in R4 Technical Center North Carolina, LLC (“R4 Tech”) on a consolidated basis by 1% to 50%. The Company consolidated the results of R4 Tech beginning in the second quarter of fiscal 2003 as a result of its increased ownership and financial control (Note 8). All material intercompany transactions and balances have been eliminated in consolidation.

     The accompanying unaudited interim condensed consolidated financial statements of the Company have been prepared by the Company in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and, accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of items of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended April 30, 2003 are not necessarily indicative of the results that may be expected for the year ending July 31, 2003 or for any other period.

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

     A summary of changes in OCI for the three and nine months ended April 30, 2003 and 2002 is presented below:

	Three months ended		Nine months ended
	April 30,		April 30,

	2003	2002	2003	2002

Beginning balance deferred in accumulated OCI	$3,537	$(3,126)	$(26)	$(1,102)
Net change associated with current period hedge transactions	(122)	3,040	3,960	(621)
Net amount reclassified into earnings during the period	(1,047)	656	(1,566)	2,293

Ending balance deferred in accumulated OCI	$2,368	$570	$2,368	$570

     Total comprehensive income for the three and nine months ended April 30, 2003 was $3,121 and $8,860, respectively. Total comprehensive income for the three and nine months ended April 30, 2002 was $6,050 and $4,508, respectively.

3. Stock-Based Compensation

     The Company has three active stock-based compensation plans (the “Plans”) for outside directors, officers and certain employees to receive stock options and other equity-based awards. Under the Plans, the Company may, at its discretion, issue incentive or non-qualified stock options, stock appreciation rights, restricted stock or deferred stock. The Company accounts for the 1994 Stock Incentive Plan, the 1998 Stock Incentive Plan and the Director Option Plan in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). Under APB 25, no compensation expense is recognized for stock options issued with an exercise price equivalent to the fair value of the Company’s common stock on the date of grant.

     The Company also has a Distributor Stock Option Plan (the “Distributor Option Plan”) for Blue Rhino distributors and their stockholders, partners, members, directors, general partners, managers, officers, employees and consultants. In general, stock options and other equity instruments granted or issued under the Distributor Stock Option Plan are accounted for in accordance with Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”).

     Had compensation expense for the 1994 Stock Incentive Plan, the 1998 Stock Incentive Plan or the Director Option Plan been determined for options granted since August 1, 1995 in accordance with SFAS No. 123, the Company’s pro forma net income and earnings per share for the three and nine months ended April 30, 2003 and 2002 would have been as follows:

	Three months ended		Nine months ended
	April 30,		April 30,

	2003	2002	2003	2002

Net income available for common stockholders:
As reported	$4,290	$1,817	$6,395	$1,192
Less:
Compensation expense determined using Black- Scholes Option Pricing Model	1,051	393	2,340	990

Pro forma net income	$3,239	$1,424	$4,055	$202

Earnings per common share:
Basic:
As reported	$0.24	$0.15	$0.40	$0.10

Pro forma	$0.18	$0.11	$0.25	$0.02

Diluted:
As reported	$0.22	$0.12	$0.34	$0.09

Pro forma	$0.16	$0.10	$0.21	$0.01

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for all grants: expected lives ranging from five to six years; expected volatility ranging from 30% to 91%; expected dividends of zero and a risk-free interest rate ranging from 1.7% to 5.8%.

4. Earnings Per Share

     The following table sets forth a reconciliation of the numerators and denominators in computing earnings per common share in accordance with Statement of Financial Accounting Standards No. 128.

	Three months ended		Nine months ended
	April 30,		April 30,

	2003	2002	2003	2002

Net income	$4,290	$2,354	$6,466	$2,836
Less: Preferred stock dividends	—	537	71	1,644

Income applicable to common stockholders	$4,290	$1,817	$6,395	$1,192

Income applicable to common stockholders	$4,290	$1,817	$6,395	$1,192
Weighted average number of common shares outstanding (in thousands)	17,740	12,431	15,985	12,248

Basic earnings per common share	$0.24	$0.15	$0.40	$0.10

Income applicable to common stockholders	$4,290	$1,817	$6,395	$1,192
Weighted average number of common shares outstanding (in thousands)	17,740	12,431	15,985	12,248
Effect of potentially dilutive securities:
Common stock options	1,388	1,058	1,705	666
Common stock warrants	595	1,263	1,309	817

Weighted average number of common shares outstanding assuming dilution	19,723	14,752	18,999	13,731

Diluted earnings per common share	$0.22	$0.12	$0.34	$0.09

     Common stock options and common stock warrants listed below for the three and nine months ended April 30, 2003 and 2002 were not included in the computation of diluted earnings per share because the exercise prices are greater than the average market price of the Company’s common stock during those periods such that the effect would be anti-dilutive.

	Three months ended		Nine months ended
	April 30,		April 30,

	2003	2002	2003	2002

Common stock options (in thousands)	1,873	745	1,050	1,294

Common stock warrants (in thousands)	330	343	330	560

5. Other, net

     In March 2003, pursuant to a negotiated settlement agreement, the Company dismissed its lawsuit against PricewaterhouseCoopers alleging violations of professional standards and failure to comply with contractual obligations during its engagement as the Company’s auditor. The net proceeds to the Company in the settlement, after attorneys’ fees and other third quarter litigation expenses, were $2,466 and were reflected in other, net in the Condensed Consolidated Statements of Operations. The specific terms of the settlement are confidential.

6. Long-Term Debt

     On November 20, 2002, the Company completed the syndication of a new and expanded bank credit facility (the “Credit Facility”). The Credit Facility consists of a $45,000 revolving line of credit and a $15,000 term loan, both for general corporate purposes, inclusive of payments made under letters of credit. The Credit Facility has a maturity date of November 30, 2005 and, as amended, requires the Company to utilize the approximately $14,900 in net proceeds from a private placement of common stock completed December 20, 2002 to repay the term loan or its subordinated debt, in such proportion as the Company elects, by July 31, 2003. In April 2003, the Company repaid $5,000 of the subordinated debt and incurred a $931 non-cash charge that was reflected in interest expense. The Company intends to prepay the remaining $10,000 of its subordinated debt in the fourth quarter of fiscal 2003 and will incur additional non-cash charges of approximately $1,700. Advances under the Credit Facility are collateralized by a lien on substantially all of the Company’s assets.

     Advances under the Credit Facility may be made as either base rate (“prime rate”) loans or London Interbank Offered Rate (“LIBOR”) loans at the Company’s election. Interest rates are based upon either the LIBOR or prime rate plus an applicable margin dependent upon a total leverage ratio. The applicable LIBOR margins range from 200 to 300 basis points, and the applicable prime rate margins range from 50 to 150 basis points. The Company incurred fees of approximately $1,300 in connection with the Credit

Facility. The fees will be amortized over the life of the Credit Facility, through November 30, 2005. The Company incurred a charge of $96 in November 2002 resulting from unamortized fees related to its prior credit facility. On April 30, 2003 the Company had $48,500 (including a $11,900 balance on the term loan) in LIBOR loans outstanding at a weighted-average interest rate of 4.07% and $900 in prime rate loans outstanding at a weighted-average interest rate of 5.50%.

     Principal payments on the outstanding term loan began on December 31, 2002 and continue quarterly until September 30, 2005. The initial principal payments are $1,000 per calendar quarter beginning December 31, 2002, will increase to $1,250 per calendar quarter beginning December 31, 2003 and will further increase to $1,500 per calendar quarter beginning December 31, 2004. In accordance with the terms of the Credit Facility, $1,100 of the net proceeds of the March 2003 litigation settlement (Note 5) were applied against the term loan as a reduction. The Credit Facility includes a .50% commitment fee on the average daily unused amount for each fiscal quarter. The Credit Facility requires the Company to meet certain covenants, including minimum net worth and cash flow requirements, restricts the payment of cash dividends and permits early extinguishment of up to $15,000 of the Company’s subordinated debt. At April 30, 2003, the Company was in compliance with all covenants.

     The Company is currently party to an interest rate swap agreement with a notional amount of $10,000. Under the existing swap agreement, which expires in July 2003, the Company pays a fixed rate of 7.36% and receives a rate equivalent to the thirty-day LIBOR, adjusted quarterly. In May 2003, the Company entered into a new swap agreement with an effective date of August 1, 2003 and an expiration date of October 3, 2005. The initial notional amount is $20,000 beginning August 1, 2003, will decrease to $15,000 on June 1, 2004, will decrease to $10,000 on March 1, 2005 and will further decrease to $5,000 on September 1, 2005. Under the new swap agreement, the Company pays a fixed rate of 1.85% and receives a rate equivalent to the thirty-day LIBOR, adjusted monthly.

7. Platinum Propane and Ark Acquisitions

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

     The following unaudited pro forma summary presents the financial information as if the acquisition of Platinum and Ark had occurred on the beginning of the period of each of the respective fiscal years presented. These pro forma results have been prepared for comparative purposes and do not purport to be indicative of what would have occurred had the acquisition been made on August 1, 2001, nor are they indicative of future results. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Three months ended		Nine months ended
	April 30,		April 30,

	Actual	Pro forma	Pro forma	Pro forma
	2003	2002	2003	2002

Net revenues	$59,900	$57,701	$170,442	$132,196

Net income	$4,290	$1,981	$3,316	$1,305

Net income (loss) available to common stockholders	$4,290	$1,444	$3,245	$(339)

Basic earnings (loss) per common share	$0.24	$0.11	$0.20	$(0.03)

Diluted earnings (loss) per common share	$0.22	$0.09	$0.17	$(0.03)

8. Investment in Joint Venture

     As a result of the acquisition of Platinum, the Company increased its ownership interest in R4 Technical Center North Carolina, LLC (“R4 Tech”) on a consolidated basis by 1% to 50%. The Company consolidated the results of R4 Tech beginning in the second quarter of fiscal 2003 as a result of its increased ownership and financial control. R4 Tech was established in April 2000 to operate and manage an automated propane bottling and cylinder refurbishing plant. R4 Tech began operations in May 2000 and was accounted for under the equity method of accounting through the first quarter of fiscal 2003. During the first quarter of fiscal 2003, the Company recognized 100% of the loss of R4 Tech as a result of advances made without a corresponding advance from the other joint venture partners. The Company recognized a loss in the joint venture for the three months ended April 30, 2002 of $11 and a loss in the joint venture for the nine months ended April 30, 2003 and 2002 of $455 and $689, respectively.

9. Common Stock

     On December 20, 2002, the Company completed a private placement of 1.0 million shares of its common stock at a purchase price of $15.79 per share to two institutional investors for gross proceeds of $15,800. In conjunction with the private placement, the Company issued Additional Investment Rights to the investors exercisable for, collectively, up to an additional 330,000 shares of its common stock at an exercise price of $15.79 per share. Each Additional Investment Right is exercisable by the holder for a period that began on the effective date of the related registration statement filed by the Company with the Securities and Exchange Commission with respect to the resale of the shares and ending initially 90 trading days thereafter and now reset to October 1, 2003.

10. Commitments and Contingencies

     The Company and four of its officers and directors have been named as defendants in a shareholder class action lawsuit filed in the U.S. District Court for the Central District of California on May 19, 2003. The plaintiff seeks to represent a class of individuals who purchased the Company’s common stock between August 15, 2002 and February 5, 2003. The plaintiff alleges violations of Section 10(b) of the Securities Exchange Act of 1934, Rule 10b-5 promulgated under Section 10(b), and Section 20(a) of the Exchange Act. In particular, among other claims, the plaintiff has alleged that the Company and the individual defendants made materially false and misleading statements and/or concealed material adverse facts throughout the class period relating to the Company’s financial position, the impact of overfill prevention device regulations on the Company’s business, the financial position of distributors Ark and Platinum, and the Company’s acquisition of Ark and Platinum. The complaint seeks unspecified damages, plus reasonable costs and expenses, including attorneys’ fees and experts’ fees. Since the filing of the initial lawsuit, the Company has been made aware of five additional shareholder class action lawsuits filed against the Company in the same court. The Company understands that these additional actions assert essentially the same claims and seek the same relief as the original complaint. The Company anticipates that all of the existing shareholder class action lawsuits, and any additional similar shareholder class action suits that may be filed, ultimately will be consolidated into a single action.

     On May 22, 2003, Richard Marcoux filed a shareholder derivative action in the Superior Court of California, Los Angeles County, naming all directors and certain officers of the Company as individual defendants and the Company as a nominal defendant. In this derivative action, the plaintiff makes substantially similar allegations to those made in the above-described shareholder class action lawsuits and identifies the relevant time period from August of 2002 through the present. In this derivative action, the claims are for violation of the California Corporations Code, breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment.

     The Company believes that all of the foregoing claims are without merit and intends to vigorously defend itself.

11. Segment Information

     The Company has two reportable segments: cylinder exchange and products and other. The cylinder exchange segment relates to cylinder exchange transactions and lease income from cylinders and cylinder displays. The products and other segment includes the activities required to sell patio heaters, grills, mosquito elimination devices and other complementary propane products, fireplace accessories and garden products. In addition, financial information related to QuickShip, a retail shipping service company acquired in October 2000, is included within the products and other segment as it is not currently material on a stand-alone basis. For the three and nine months ended April 30, 2003, QuickShip had a loss from operations of ($331) and ($1,109), respectively. For the three and nine months ended April 30, 2002, QuickShip had a loss from operations of ($487) and ($1,429), respectively.

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

     The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and operational strategies. The Company’s selected segment information as of and for the three and nine months ended April 30, 2003 and 2002 is as follows:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,

	2003	2002	2003	2002

Net revenues:
Cylinder exchange	$36,331	$27,283	$103,096	$67,325
Products and other	23,569	31,650	69,674	66,913

	$59,900	$58,933	$172,770	$134,238

Segment EBITDA:
Cylinder exchange	$5,937	$4,060	$14,952	$9,510
Products and other	574	1,807	1,184	4,233

	$6,511	$5,867	$16,136	$13,743

Depreciation & amortization	2,342	2,021	6,767	5,812
Interest expense	2,308	1,585	4,943	4,736
Loss on investee	—	11	455	689
Other, net	(2,444)	(114)	(2,540)	(366)
Income taxes	15	10	45	36

Net income	$4,290	$2,354	$6,466	$2,836

	As of April 30,

	2003	2002

Total assets:
Cylinder exchange	$157,263	$101,391
Products and other	56,017	35,107

	$213,280	$136,498

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this section and elsewhere in this Quarterly Report on Form 10-Q are forward-looking in nature and relate to the Company’s plans, objectives, estimates, goals and future financial performance. The terms “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential,” “continue” and similar words or expressions are intended to identify forward-looking statements. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and speak only as of the date of this report. The Company’s business is subject to numerous risks and uncertainties including: that its significant retail relationships are generally nonexclusive and terminable at will; that it relies on a limited number of distributors; its ability to manage growth; its ability to place Blue Rhino cylinder exchange at additional retail locations; its ability to protect its intellectual property and to strengthen its brand; its ability to maintain an adequate supply of cylinders that comply with applicable guidelines; its ability to mitigate the effects of high propane commodity prices; its ability to integrate its distributor acquisitions and manage its distributor operations; its ability to launch new products and services; the effect of safety guidelines on consumer demand for cylinder exchange; contingencies associated with the shareholder class action and shareholder derivative lawsuits recently filed against the Company; and consumer confidence and spending patterns, retailer inventory policies and the price of propane. These and other risks and uncertainties, including those detailed in the Company’s Registration Statement on Form S-3 dated January 7, 2003 and in its most recent Annual Report on Form 10-K and other filings with the Securities and Exchange Commission under “Risk Factors” or “Business — Additional Factors that May Affect our Business or Future Results,” could cause actual results and experience to be materially different from those expressed or implied by any of these forward-looking statements. To the extent permitted by law, the Company makes no commitment to update any forward-looking statement or to disclose any facts, events, or circumstances after the date hereof that may affect the accuracy of any forward-looking statement.

Overview

     The following discussion and analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and related notes of Blue Rhino Corporation and its wholly owned subsidiaries, Rhino Services, L.L.C., CPD Associates, Inc., USA Leasing, L.L.C., Uniflame Corporation, QuickShip, Inc., Blue Rhino Global Sourcing, LLC, Platinum Propane, L.L.C. (“Platinum”), Ark Holding Company LLC (“Ark”) and Blue Rhino Consumer Products, LLC (collectively, the “Company,” “Blue Rhino,” “us” or “we”), and with our audited consolidated financial statements as of and for the fiscal year ended July 31, 2002, on file with the Securities and Exchange Commission. As a result of our acquisition of Platinum in November 2002, we increased our ownership interest in R4 Technical Center North Carolina, LLC (“R4 Tech”) on a consolidated basis by 1% to 50%. We consolidated the results of R4 Tech beginning in the second quarter of fiscal 2003 as a result of our increased ownership and financial control. The results of operations for the three- and nine-month periods ended April 30, 2003 are not necessarily indicative of results that may be expected for the fiscal year ending July 31, 2003 or any other period, in part due to the seasonality of our business.

     Blue Rhino was founded in March 1994. We believe we have become the leading national provider of propane grill cylinder exchange and a leading provider of complementary propane and non-propane products to consumers through many of the world’s greatest retailers. Our branded propane grill cylinder exchange service is offered at more than 27,000 retail locations in 48 states and Puerto Rico, including leading home improvement centers, mass merchants, hardware, grocery and convenience stores. Our retail partners include Home Depot, Lowe’s,
Wal-Mart, Sears, Kroger, Food Lion, Winn-Dixie, SuperAmerica, Circle K and ExxonMobil. Propane grill cylinder exchange provides consumers with a safe and convenient alternative to traditional propane tank refilling.

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

     Our products and other segment includes the design and import of consumer products sold through mass retailers. The segment’s revenues are derived from products that use propane cylinders as their fuel source, principally patio heaters, grills and mosquito elimination devices and non-propane products such as charcoal grills, fireplace accessories and garden products. The segment’s revenues have historically been strongest in the fall and winter months, which is counterseasonal to the strongest months for our cylinder exchange segment. QuickShip, Inc., a retail shipping services company that we acquired in October 2000, is included within the products and other segment as it is not currently significant on a stand-alone basis.

Results of Operations

Comparison of the three months ended April 30, 2003 with the three months ended April 30, 2002

     Net revenues. Net revenues increased 1.6% to $59.9 million for the three months ended April 30, 2003 from $58.9 million for the three months ended April 30, 2002. Net revenues consisted of $36.3 million from the cylinder exchange segment and $23.6 million from the products and other segment. Cylinder exchange revenues increased 33.2%, primarily due to an approximately 36% increase in the number of total cylinder transactions to 2.3 million units for the third quarter of fiscal 2003 from 1.7 million units for the third quarter of fiscal 2002. This increase reflects the positive trend toward consumer acceptance of cylinder exchange versus refill and the impact of National Fire Protection Association (“NFPA”) guidelines adopted by many states that mandate that all propane cylinders refilled after April 1, 2002 be fitted with an overfill prevention device (“OPD”). Products and other revenues decreased 25.5% due principally to a shift in sales of grills to the second quarter of this year from the third quarter a year ago, as a major customer took delivery earlier this year. We currently anticipate double-digit revenue growth for our cylinder exchange segment through the end of fiscal year 2004 and that the NFPA guidelines will continue to contribute to our cylinder exchange revenue growth through the end of fiscal 2005.

     Gross margin. Our overall gross margin increased to 21.4% for the third quarter of fiscal 2003 from 18.4% for the third quarter of fiscal 2002. Gross margin percentage increased 80 basis points in cylinder exchange to 27.6% for the three months ended April 30, 2003 from 26.8% for the three months ended April 30, 2002 due primarily to the reduced cost of valves and cylinders, partially offset by an increase in the mix of lower-margin sales transactions and increased fuel costs on unhedged volumes. The products and other segment gross margin increased to 11.8% for the third quarter of fiscal 2003 from 11.1% for the third quarter of fiscal 2002 due primarily to a greater percentage of higher-margin products in the mix of products sold.

     Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses increased 26.9% to $6.3 million for the three months ended April 30, 2003 from $5.0 million for the three months ended April 30, 2002 and, as a percentage of net revenues, increased to 10.5% for the third quarter of fiscal 2003 from 8.4% for the third quarter of fiscal 2002. SG&A expenses in the cylinder exchange segment increased 25.8% to $4.1 million for the third quarter of fiscal 2003 from $3.3 million for the third quarter of fiscal 2002 due primarily to increased personnel costs associated with managing distributor operations. SG&A expenses in the products and other segment increased 28.9% to $2.2 million from $1.7 million in the same period in the prior year primarily due to start up and development costs related to the introduction of new products. We currently expect SG&A expenses for the fourth quarter of fiscal 2003 to decrease as a percentage of net revenues as compared to the first three quarters.

     Depreciation and amortization. Depreciation and amortization increased to $2.3 million for the third quarter of fiscal 2003 from $2.0 million for the third quarter of fiscal 2002 due primarily to the increase in depreciation expense resulting from an increase in the number of cylinders and displays used in the cylinder exchange segment.

     Interest expense. Interest expense increased to $2.3 million in the third quarter of fiscal 2003 from $1.6 million in the third quarter of fiscal 2002 due to a $931,000 non-cash charge resulting from the prepayment of $5 million of our 13% subordinated debt that was partially offset by lower interest rates on our credit facility. We intend to prepay the remaining $10 million of our outstanding subordinated debt in the fourth quarter of fiscal 2003 and will incur additional non-cash charges of approximately $1.7 million.

     Loss on investee. Loss on investee was $11,000 in the third quarter of fiscal 2002. This charge represented the loss related to our 49% ownership interest in R4 Tech, which has since increased to 50% as a result of our acquisition of Platinum. The increased ownership interest and financial control resulted in the consolidation of the financial statements of R4 Tech beginning in the second quarter of fiscal 2003.

     Other, net. Other, net increased to $2.4 million in the third quarter of fiscal 2003 from $114,000 in the third quarter of fiscal 2002 due primarily to net proceeds of $2.5 million received in a litigation settlement in March 2003. In addition to the proceeds of the litigation settlement, other, net consists primarily of interest income from advances made to independent distributors and losses from the disposal of assets.

     Preferred dividends. Preferred dividends accrued on our outstanding shares of Series A convertible preferred stock were $537,000 for the three months ended April 30, 2002. All shares of Series A Convertible preferred stock were converted into common stock prior to the second quarter of fiscal 2003.

Comparison of the nine months ended April 30, 2003 with the nine months ended April 30, 2002

     Net revenues. Net revenues increased 28.7% to $172.8 million for the nine months ended April 30, 2003 from $134.2 million for the nine months ended April 30, 2002. Net revenues consisted of $103.1 million from the cylinder exchange segment and $69.7 million from the products and other segment. Cylinder exchange revenues increased 53.1%, with approximately three-fourths of the increase due to a 42% increase in the number of cylinder transactions to 6.4 million units for the first nine months of fiscal 2003 from 4.5 million units for the first nine months of fiscal 2002 and approximately one-fourth of the increase due to price increases to retailers, enabled by a higher mix of upgrade transactions. Products and other revenues increased 4.1% due principally to an increase in the number of grills sold.

     Gross margin. Our overall gross margin increased to 21.6% for the first nine months of fiscal 2003 from 21.2% for the first nine months of fiscal 2002. Gross margin percentage decreased 67 basis points in cylinder exchange to 27.1% from 27.7% in the same period of the prior year due primarily to an increase in the mix of lower margin upgrade and sale transactions as well as to increased fuel costs on unhedged volumes, partially offset by price increases to retailers and the reduced cost of valves and cylinders. The products and other segment gross margin decreased to 13.4% from 14.6% for the nine months ended April 30, 2002 due primarily to lower margins on patio heaters.

     Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses increased 43.7% to $21.1 million for the nine months ended April 30, 2003 from $14.7 million for the nine months ended April 30, 2002 and, as a percentage of net revenues, increased to 12.2% for the first nine months of fiscal 2003 from 10.9% for the first nine months of fiscal 2002. SG&A expenses in the cylinder exchange segment increased 41.4% to $13.0 million for the first nine months of fiscal 2003 from $9.2 million for the first nine months of fiscal 2002 due primarily to increased personnel costs associated with managing distributor operations and increased professional fees. SG&A expenses in the products and other segment increased 47.5% to $8.1 million from $5.5 million in the same period in the prior year due primarily to special charges, consisting primarily of relocation expenses associated with consolidating many products segment employees based in Zion, Illinois with the cylinder exchange employee base in Winston-Salem, North Carolina and start-up and development costs related to the introduction of new products.

     Depreciation and amortization. Depreciation and amortization increased to $6.8 million in the nine months ended April 30, 2003 from $5.8 million in the nine months ended April 30, 2002 due primarily to the increase in depreciation expense resulting from an increase in the number of cylinders and displays used in the cylinder exchange segment.

     Interest expense. Interest expense increased to $4.9 million in the nine months ended April 30, 2003 from $4.7 million in the nine months ended April 30, 2002 due to a $931,000 non-cash charge resulting from the prepayment of $5 million of our 13% subordinated debt that was partially offset by both lower interest rates and reduced borrowings on our credit facility. We intend to prepay the remaining $10 million of our outstanding subordinated debt in the fourth quarter of fiscal 2003 and will incur additional non-cash charges of approximately $1.7 million.

     Loss on investee. Loss on investee decreased to $455,000 in the nine months ended April 30, 2003 from $689,000 in the nine months ended April 30, 2002. This charge represented the loss related to our 49% ownership interest in R4 Tech, which has since increased to 50% as a result of our acquisition of Platinum. The increased ownership interest and financial control resulted in the consolidation of the financial statements of R4 Tech in the second quarter of fiscal 2003.

     Other, net. Other, net increased to $2.5 million in the nine months ended April 30, 2003 from $366,000 in the nine months ended April 30, 2002 due primarily to net proceeds of $2.5 million received in a litigation settlement in March 2003. In addition to the proceeds of the litigation settlement, other, net consists primarily of interest income from advances made to R4 Tech and independent distributors and losses from the disposal of assets.

     Preferred dividends. Preferred dividends accrued on our outstanding shares of Series A convertible preferred stock decreased to $71,000 for the nine months ended April 30, 2003 from $1.6 million for the nine months ended April 30, 2002 due to the conversion of the Series A Convertible preferred stock to common stock in March, April, May and September 2002.

Liquidity and Capital Resources

     Our primary sources of funds have been the incurrence of debt, the issuance of stock and cash flow from operations.

     Net cash used in operations was $5.3 million for the nine months ended April 30, 2003 and net cash provided by operations was $14.1 million for the nine months ended April 30, 2002. The decrease in cash provided by operations for the first nine months of fiscal 2003 over the first nine months of fiscal 2002 was primarily due to a significant increase in inventory in primarily the cylinder exchange segment and, to a lesser extent, the products and other segment partially offset by the increase in net income. The inventory increase in the cylinder exchange segment was primarily to prepare for the rise in demand associated with the grilling season, as we made a significant effort to build inventory levels to keep our major customers supplied with product during heavy promotional periods. The increase in inventory in the products and other segment was primarily associated with the launch of new products. On April 30, 2003, we had $19.7 million in inventory related to the cylinder exchange segment and $7.2 million in inventory related to the products and other segment.

     Net cash used in investing activities was $25.2 million for the nine months ended April 30, 2003 and $10.8 million for the nine months ended April 30, 2002. The primary components of cash used in investing activities for both periods included investments in property, plant and equipment, investments in cylinders and advances to R4 Tech and, in the case of the nine months ended April 30, 2003, acquisitions and advances to independent distributors. During the nine months ended April 30, 2003 and April 30, 2002, we provided net advances of $1.1 million and $1.9 million, respectively, to R4 Tech. As a result of the acquisitions of Platinum and Ark and the consolidation of R4 Tech resulting from the acquisition of Platinum (Note 7 of Notes to Condensed Consolidated Financial Statements), advances to R4 Tech, Platinum and Ark in the second and third quarters of fiscal 2003 were not reflected in net cash used in investing activities.

     Net cash provided by financing activities was $31.7 million for the nine months ended April 30, 2003, while cash used in financing activities was $2.5 million for the nine months ended April 30, 2002. Cash provided by financing activities for the nine months ended April 30, 2003 included $14.9 million in net proceeds from the sale of common stock, $22.8 million in net proceeds from our credit facility and net proceeds from exercises of warrants and stock options partially offset by payments on long-term debt including the prepayment on $5 million of our subordinated debt. Cash used in financing activities for the nine months ended April 30, 2002 included net payments on our credit facility and payments on long-term debt and capital lease obligations partially offset by net proceeds of $10.4 million from the sale of common stock.

     In November 2002, we completed the syndication of a new and expanded bank credit facility (the “Credit Facility”). The Credit Facility consists of a $45 million revolving line of credit and a $15 million term loan, both for general corporate purposes, inclusive of payments made under letters of credit. The Credit Facility has a maturity date of November 30, 2005 and, as amended, requires us to utilize the approximately $14.9 million in net proceeds from a private placement of common stock completed December 20, 2002 to repay the term loan or our subordinated debt, in such proportion as we elect, by July 31, 2003. In April 2003, we prepaid $5 million of our subordinated debt and we plan to repay the remaining $10 million of our subordinated debt by July 31, 2003 using availability from the credit facility and cash provided by operations. Advances under the Credit Facility are collateralized by a lien on substantially all of our assets.

     Advances under the Credit Facility may be made as either base rate (“prime rate”) loans or London Interbank Offered Rate (“LIBOR”) loans at our election. Applicable interest rates are based upon either the LIBOR or prime rate plus an applicable margin dependent upon a total leverage ratio. The applicable LIBOR margins range from 200 to 300 basis points, and the applicable prime rate margins range from 50 to 150 basis points. We incurred fees of approximately $1.3 million in connection with the Credit Facility. The fees will be amortized over the life of the agreement through November 30, 2005. We incurred a charge of $96,000 in November 2002 resulting from unamortized fees related to our prior credit facility. On April 30, 2003 we had $48.5 million (including a $11.9 million balance on the term loan) in LIBOR loans outstanding at a weighted-average interest rate of 4.07% and $900,000 in prime rate loans outstanding at a weighted-average interest rate of 5.50%.

     Principal payments on the outstanding term loan began on December 31, 2002 and continue quarterly until September 30, 2005. The initial principal payments are $1 million per calendar quarter beginning December 31, 2002, will increase to $1.25 million per calendar quarter beginning December 31, 2003 and will further increase to $1.5 million per calendar quarter beginning December 31, 2004. The Credit Facility includes a .50% commitment fee on the average daily unused amount for each fiscal quarter. The Credit Facility requires us to meet certain covenants, including minimum net worth and cash flow requirements, restricts the payment of cash dividends and permits early extinguishment of up to $15 million in our subordinated debt. At April 30, 2003, we were in compliance with all covenants.

     We are currently party to an interest rate swap agreement with a notional amount of $10 million. Under the existing swap agreement, which expires in July 2003, we pay a fixed rate of 7.36% and receive a rate equivalent to the thirty-day LIBOR, adjusted quarterly. In May 2003, we entered into a new swap agreement with an effective date of August 1, 2003 and an expiration date of October 3, 2005. The initial notional amount is $20 million beginning August 1, 2003, will decrease to $15 million on June 1, 2004, will decrease to $10 million on March 1, 2005 and will further decrease to $5 million on September 1, 2005. Under the new swap agreement, we pay a fixed rate of 1.85% and receive a rate equivalent to the thirty-day LIBOR, adjusted monthly.

     On June 15, 2001, we completed a $15 million private placement of subordinated debt to an institutional investor. The agreement requires us to meet certain cash flow and other covenants and contains restrictions on capital expenditures and the payment of cash dividends. At April 30, 2003, we were in compliance with all covenants. The debenture bears interest at the annual rate of 13%, payable quarterly. The principal balance matures on August 31, 2006. In conjunction with the subordinated debt, we issued a warrant to the investor to purchase 1,372,071 shares of common stock, with an exercise price of $3.8685 per share (subject to adjustment for organic changes in our common stock and for certain future issuances below the then-existing exercise price). The warrant was converted by the investor into 1,070,179 shares of common stock effective January 6, 2003. In April 2003, we prepaid $5 million of our subordinated debt. We plan to prepay the remaining $10 million of our subordinated debt by July 31, 2003.

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

     On December 20, 2002, we completed a private placement of 1.0 million shares of our common stock at a purchase price of $15.79 per share to two institutional investors for gross proceeds of $15.8 million. We initially utilized the proceeds to pay down the revolving line of credit under the Credit Facility and subsequently used the increased availability under the revolving line to repay $5 million in subordinated debt in our third fiscal quarter of 2003. We intend to repay the remaining $10 million in subordinated debt before the end of fiscal 2003 using availability from the credit facility and cash provided by operations. In conjunction with the private placement, we issued Additional Investment Rights to the investors exercisable for, collectively, up to an additional 330,000 shares of our common stock at an exercise price of $15.79 per share. Each Additional Investment Right is exercisable by the holder for a period that began on the effective date of the related registration statement filed by us with the Securities and Exchange Commission with respect to the resale of the shares and ending initially 90 trading days thereafter and now reset to October 1, 2003.

     In March 2003, pursuant to a negotiated settlement agreement, we dismissed our lawsuit against PricewaterhouseCoopers alleging violations of professional standards and failure to comply with contractual obligations during its engagement as our auditor. The net proceeds to us in the settlement, after attorneys’ fees and other third quarter litigation expenses, were approximately $2.5 million and were reflected in other, net in the Condensed Consolidated Statements of Operations. In accordance with the terms of the Credit Facility, $1.1 million of the net proceeds were applied against the term loan as a reduction. The specific terms of the settlement are confidential.

     We currently have capital commitments outstanding of approximately $2.3 million relating to machinery and equipment associated with new cylinder refilling and refurbishing facilities in Los Angeles, Chicago and Denver. These commitments must be satisfied by the end of calendar year 2003. We currently anticipate that our total capital expenditures for fiscal 2003, excluding acquisitions, will be approximately $19.0 million, and will relate primarily to cylinders, cylinder displays, computer technology and distribution infrastructure. Our capital expenditure and working capital requirements in the foreseeable future will change depending on many factors including, but not limited to, the rate of our expansion, our operating results and any other adjustments in our operating plan made in response to competition, acquisition opportunities or unexpected events. We believe that our existing borrowing capacity under the Credit Facility, together with cash provided by operations, will be sufficient to meet our expected capital expenditure and working capital requirements, including the repayment required by our Credit Facility, through fiscal 2004. Moreover, if we experience an unexpected change in demand for our cylinder exchange service or our products, we may need additional funds to meet our capital requirements and, in that event, we may seek additional debt or equity financing. We cannot be sure that any additional equity or debt financing will be available on favorable terms or on terms that are not dilutive to our stockholders.

Related Party Transactions

     Blue Rhino Corporation, QuickShip, Inc. and Blue Rhino Global Sourcing, LLC lease their respective facilities from Rhino Real Estate, LLC, a company affiliated with Billy D. Prim, our Chairman and Chief Executive Officer, and Andrew J. Filipowski, our Vice Chairman. The leases expire on December 31, 2003, April 30, 2003 and October 31, 2007, respectively. Blue Rhino’s rent expense for the three and nine months ended April 30, 2003 was $85,000 and $248,000, respectively, and QuickShip’s rent expense for the three and nine months ended April 30, 2003 was $2,000 and $13,000, respectively. Blue Rhino’s rent expense for the three and nine months ended April 30, 2002 was $58,000 and $166,000, respectively, and QuickShip’s rent expense for the three and nine months ended April 30, 2002 was $8,000 and $18,000, respectively. Blue Rhino Global Sourcing’s lease became effective November 1, 2002 and its rent expense for the three and nine months ended April 30, 2003 was $24,000 and $48,000, respectively. Management has received an independent third-party determination to the effect that the Blue Rhino and Blue Rhino Global Sourcing leases are fair and within typical market conditions and believes that the terms of all of these leases are comparable to those that could have been obtained from unrelated third parties.

     Uniflame Corporation leases its facility from H & M Enterprises, LLC, a company affiliated with Mac McQuilkin, the president of Uniflame. The lease terminates on March 31, 2005. Uniflame’s rent expense for three and nine months ended April 30, 2003 was $79,000 and $236,000, respectively. Uniflame’s rent expense for three and nine months ended April 30, 2002 was $79,000 and $238,000, respectively. Management believes that the terms of this lease are comparable to those that could have been obtained from unrelated third parties.

     Platinum and subsequently R4 Tech leased an office facility and storage tank in Booneville, NC from Billy D. Prim, our Chairman and Chief Executive Officer. Platinum’s lease expense was $6,000 for the three months ended January 31, 2003. R4 Tech’s lease expense was $6,000 for the three months ended April 30, 2003. Management received an independent third-party determination to the effect that this lease was fair and within typical market conditions and believes that the terms of the lease were comparable to those that could have been obtained from an unrelated third party.

     Blue Rhino has paid fees for software development and Internet hosting services provided by divine, inc. Andrew J. Filipowski is the Chairman of divine, inc. and our Vice Chairman. For the three and nine months ended April 30, 2003, Blue Rhino paid fees to divine, inc. in the amount of $90,000 and $325,000, respectively. For the three and nine months ended April 30, 2002, Blue Rhino paid fees to divine, inc. in the amount of $6,000 and $6,000, respectively. Management believes that the terms of these services were comparable to those that could have been obtained from an unrelated third party.

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

Price of Propane

     Beginning with the third quarter of fiscal 2000 and continuing through the third quarter of fiscal 2001, there were dramatic increases in fuel costs and propane reached unusually high levels. During the fourth quarter of fiscal 2001 and continuing through the first quarter of fiscal 2002, propane prices returned to a range more consistent with historical levels, but during the winter and spring months of fiscal 2003, again reached unusually high levels. On March 1, 2001, we initiated a propane price hedging strategy that reduced, and we currently believe will continue to reduce, our gross margin risk resulting from fluctuations in the price of propane. Our strategy is designed to reduce exposure to the fuel cost component of a significant portion of our expected total cylinder exchange volume, approximately 65% for calendar year 2003. If propane costs rise, our gross margins and results of operations would be negatively affected due to additional costs on unhedged volumes (both within and, if applicable, in excess of our expected volumes) that we may not be able to recover fully through an increase in our price to retailers.

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

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions in SFAS No. 123 and Accounting Principles Board Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. We adopted the interim financial reporting for interim periods beginning after December 15, 2002. The adoption of SFAS No. 148 did not have a significant impact on our consolidated results of operations or financial position.

     In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. This Statement is generally effective for contracts entered into or modified after June 30, 2003. We do not currently expect the adoption of SFAS No. 149 to have a material impact on our consolidated results of operations or financial position.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We do not currently expect the adoption of SFAS No. 150 to have a material impact on our consolidated results of operations or financial position.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We are exposed to market risk related to changes in interest rates on borrowings under our Credit Facility, which are based upon either the LIBOR or prime rate plus an applicable margin dependent upon a total leverage ratio. To quantify our exposure to interest rate risk, a 100 basis point increase in interest rates would have increased interest expense for the nine months ended April 30, 2003 and 2002 by approximately $183,000 and $199,000, respectively. Actual changes in interest expense may differ materially from those based on hypothetical assumptions used in computing this exposure.

     We use derivative financial instruments to manage exposure to fluctuations in interest rates on our Credit Facility (Note 2 of Notes to Condensed Consolidated Financial Statements). These derivative financial instruments, which are generally swap agreements, are not entered into for trading purposes. A swap agreement is a contract to exchange a floating rate for a fixed rate without the exchange of the underlying notional amount. In fiscal 2000, we entered into an interest rate swap agreement with a notional amount of $10 million as a hedge of our variable interest rate debt represented by the Credit Facility. Under the swap agreement, which expires in July 2003, we pay a fixed rate of 7.36% and receive a rate equivalent to the thirty-day LIBOR, adjusted quarterly. At April 30, 2003, we had $48.5 million in LIBOR-based loans outstanding at a weighted-average interest rate of 4.07% and the interest rate swap was an effective cash flow hedge. In May 2003, we entered into a new swap agreement with an effective date of August 1, 2003 and an expiration date of October 3, 2005. The initial notional amount is $20 million beginning August 1, 2003, will decrease to $15 million on June 1, 2004, will decrease to $10 million on March 1, 2005 and will further decrease to $5 million on September 1, 2005. Under the new swap agreement, we will pay a fixed rate of 1.85% and receive a rate equivalent to the thirty-day LIBOR, adjusted monthly.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     The Company and four of its officers and directors have been named as defendants in a shareholder class action lawsuit filed in the U.S. District Court for the Central District of California on May 19, 2003. The plaintiff seeks to represent a class of individuals who purchased the Company’s common stock between August 15, 2002 and February 5, 2003. The plaintiff alleges violations of Section 10(b) of the Securities Exchange Act of 1934, Rule 10b-5 promulgated under Section 10(b), and Section 20(a) of the Exchange Act. In particular, among other claims, the plaintiff has alleged that the Company and the individual defendants made materially false and misleading statements and/or concealed material adverse facts throughout the class period relating to the Company’s financial position, the impact of overfill prevention device regulations on the Company’s business, the financial position of distributors Ark and Platinum, and the Company’s acquisition of Ark and Platinum. The complaint seeks unspecified damages, plus reasonable costs and expenses, including attorneys’ fees and experts’ fees. Since the filing of the initial lawsuit, the Company has been made aware of five additional shareholder class action lawsuits filed against the Company in the same court. The Company understands that these additional actions assert essentially the same claims and seek the same relief as the original complaint. The Company anticipates that all of the existing shareholder class action lawsuits, and any additional similar shareholder class action suits that may be filed, ultimately will be consolidated into a single action.

     On May 22, 2003, Richard Marcoux filed a shareholder derivative action in the Superior Court of California, Los Angeles County, naming all directors and certain officers of the Company as individual defendants and the Company as a nominal defendant. In this derivative action, the plaintiff makes substantially similar allegations to those made in the above-described shareholder class action lawsuits and identifies the relevant time period from August of 2002 through the present. In this derivative action, the claims are for violation of the California Corporations Code, breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment.

     The Company believes that all of the foregoing claims are without merit and intends to vigorously defend itself.

     On March 7, 2003, pursuant to a negotiated settlement agreement, we dismissed our lawsuit against PricewaterhouseCoopers (“PwC”) by filing a Voluntary Dismissal with Prejudice in the Superior Court of Forsyth County, North Carolina. This lawsuit had alleged violations of professional standards by PwC and failure to comply with contractual obligations during PwC’s engagement as our auditor. The net proceeds to us in the settlement were recognized in our fiscal third quarter and, after attorneys’ fees and other third quarter litigation expenses, were approximately $2.5 million. The specific terms of the settlement are confidential.

Item 2. Changes in Securities and Use of Proceeds

     Effective February 4, 2003, we issued 11,864 shares of our common stock upon exercise of a warrant to purchase common stock at an exercise price of $8.48 per share by a single warrant holder whom we believe to be an accredited investor. We issued the shares in reliance on Section 4(2) of the Securities Act of 1933, as amended, based on the isolated nature of the transaction and the warrant holder’s access to material information and knowledge and experience in business and financial matters.

Item 6. Exhibits And Reports On Form 8-K

     (a)  Exhibits:

10.1
Second Amendment to Credit Agreement dated as of April 29, 2003 by and among the Company, as the Borrower, the Lenders referred to in the Credit Agreement as of November 20, 2002, as amended, and Bank of America, N.A., as Administrative Agent for the Lenders.

10.2	Release and Settlement Agreement dated as of February 26, 2003 by and between the Company and PricewaterhouseCoopers LLP. *

99.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

99.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

     *Confidential treatment has been requested with respect to specified portions of this exhibit.

     (b)  Reports on Form 8-K filed in the quarter ended April 30, 2003:

On February 5, 2003, the Company filed an 8-K/A amending its Current Report on Form 8-K filed on November 27, 2002, to include under Item 7 the following financial statements in respect of the acquisition of Platinum Propane, L.L.C. and Ark Holding Company LLC and their respective subsidiaries on November 22, 2002.

     (a)  Financial Statements of Businesses Acquired

COMBINED FINANCIAL STATEMENTS OF PLATINUM PROPANE HOLDING, L.L.C. AND SUBSIDIARIES AND ARK HOLDING COMPANY LLC AND SUBSIDIARIES

     Independent Auditors’ Report

     Combined Balance Sheet as of December 31, 2001

     Combined Statement of Operations for the year ended December 31, 2001

     Combined Statement of Members’ Deficit for the year ended December 31, 2001

     Combined Statement of Cash Flows for the year ended December 31, 2001

     Notes to Combined Financial Statements

UNAUDITED COMBINED FINANCIAL STATEMENTS OF PLATINUM PROPANE HOLDING, L.L.C. AND SUBSIDIARIES AND ARK HOLDING COMPANY LLC AND SUBSIDIARIES

     Unaudited Condensed Combined Balance Sheets as of October 31, 2002 and December 31, 2001

     Unaudited Condensed Combined Statements of Operations for the ten months ended October 31, 2002 and 2001

     Unaudited Condensed Combined Statements of Cash Flows for the ten months ended October 31, 2002 and 2001

     Notes to Unaudited Condensed Combined Financial Statements

     (b)  Pro Forma Financial Information.

BLUE RHINO CORPORATION, PLATINUM PROPANE HOLDING, L.L.C. AND SUBSIDIARIES AND ARK HOLDING COMPANY LLC AND SUBSIDIARIES (on a consolidated basis)

     Unaudited Pro Forma Information

     Unaudited Pro Forma Balance Sheet as of October 31, 2002

     Notes to Unaudited Pro Forma Balance Sheet as of October 31, 2002

     Unaudited Pro Forma Statement of Operations for the year ended July 31, 2002

     Unaudited Pro Forma Statement of Operations for the three months ended October 31, 2002

     Notes to Unaudited Pro Forma Statements of Operations

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Blue Rhino Corporation

Date:	June 9, 2003	By:	/s/ Billy D. Prim

Chairman and Chief Executive Officer

Date:	June 9, 2003	By:	/s/ Mark Castaneda

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

Date: June 9, 2003

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

Date: June 9, 2003

/s/ Mark Castaneda

Mark Castaneda
Chief Financial Officer