Form 10-K
period 2003-07-31
BLUE RHINO CORP
filed 2003-10-21
CIK 1034379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2003

Commission File Number 0-24287

BLUE RHINO CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	56-1870472 (I.R.S. Employer Identification No.)

104 Cambridge Plaza Drive
Winston-Salem, North Carolina 27104
(336) 659-6900
(Address of principal executive offices)

Securities Registered Pursuant to Section 12(b) of the Act:
None

Securities Registered Pursuant to Section 12(g) of the Act:
Common Stock
(Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

     At January 31, 2003, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $217,847,026.

     At September 30, 2003, the number of shares outstanding of registrant’s common stock was 17,846,703.

DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the registrant’s proxy statement with respect to the 2003 annual meeting of stockholders of the registrant to be filed with the Securities and Exchange Commission have been incorporated by reference in Part III of this Annual Report on Form 10-K.

FORWARD LOOKING STATEMENTS

     This Annual Report on Form 10-K contains forward-looking statements that relate to our plans, objectives, estimates, goals and future financial performance. Words such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” and variations of such words and similar expressions, identify such forward-looking statements. Such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and speak only as of the date of this report. Our business is subject to numerous risks and uncertainties, including: that its significant retail relationships are generally nonexclusive and terminable at will; its ability to manage growth; its ability to place Blue Rhino cylinder exchange at additional retail locations; its ability to protect its intellectual property and to strengthen its brand; risks that it will be found to have infringed the intellectual property rights of others; its ability to mitigate the effects of high propane commodity prices; its ability to integrate acquisitions; its ability to manage its distributor operations; its ability to launch new products and services; the effect of safety guidelines on consumer demand for cylinder exchange; contingencies associated with the shareholder class action and shareholder derivative lawsuits recently filed against the Company; and consumer confidence and spending patterns, retailer inventory policies and the price of propane. These and other risks and uncertainties, many of which are addressed in the sections of this report entitled “Business — Additional Factors that may Affect our Business or Future Results” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” or in future filings that we make with the Securities and Exchange Commission, could cause our actual results, performance and developments to be materially different from those expressed or implied by any of these forward-looking statements. To the extent permitted by applicable law, we make no commitment to update any forward-looking statement or to disclose any facts, events or circumstances after the date of this report that may affect the accuracy of any forward-looking statement.

ADDITIONAL INFORMATION REGARDING TRADEMARKS

     The Blue Rhino name and logo, the names RhinoTUFF®, Tri-Safe®, Bison® and Bison design®, Uniflame®, UniGrill®, DuraClay®, GardenArt®, America’s Choice For Grill Gas®, Endless Summer®, Endless Summer Comfort®, Grill Gas® and Grill Gas design®, ShippingSpot® and Spot design®, SkeeterVac®, Grill Aficionado™, Fine Tune™, Harmony™, Spark Something Fun™ and Patriot™ are our registered and pending trademarks. This Annual Report on Form 10-K may also include trademarks of companies other than the registrant.

AVAILABILITY OF REPORTS

     The registrant’s Internet website is www.bluerhino.com. The registrant makes available, free of charge, through its website, via hyperlink to a third party service that maintains filings made with the Securities and Exchange Commission, its annual report on Form 10-K, its quarterly reports on Form 10-Q and its current reports on Form 8-K, and all amendments to such reports, as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC.

BLUE RHINO CORPORATION

PART I

Item 1. Business

General

     As used in this section, the terms “we,” “us,” and “our” may, as the context requires, refer together to Blue Rhino Corporation and its wholly owned subsidiaries, Rhino Services, L.L.C., CPD Associates, Inc., USA Leasing, L.L.C., Uniflame Corporation, QuickShip, Inc., Blue Rhino Global Sourcing, LLC, Platinum Propane, L.L.C. (“Platinum”), Ark Holding Company LLC (“Ark”) and Blue Rhino Consumer Products, LLC. As a result of our acquisition of Platinum in November 2002, we increased our ownership interest in R4 Technical Center - North Carolina, LLC (“R4 Tech”) on a consolidated basis by 1% to 50%. We consolidated the results of R4 Tech beginning in the second quarter of fiscal 2003 as a result of our increased ownership and financial control.

     We believe we are the leading national provider of propane cylinder exchange as well as a leading provider of complementary propane and non-propane products to consumers through many of the world’s greatest retailers. Our branded propane cylinder exchange service is offered at more than 28,000 retail locations in 48 states and Puerto Rico at leading home improvement centers, mass merchants, hardware, grocery and convenience stores. Our retail partners include Home Depot, Lowe’s, Wal*Mart, Sears, Kmart, Kroger, Food Lion, Winn-Dixie, SuperAmerica, Circle K and ExxonMobil. Propane cylinder exchange provides consumers with a safe and convenient alternative to traditional propane cylinder refilling.

     Our cylinder exchange segment partners with retailers and distributors to provide consumers with a nationally branded alternative to traditional cylinder refill. We dedicate our efforts and capital to brand development, value-added marketing, customer service, cylinders, displays, account growth, distributor network management and management information systems. Our distributor network is comprised of independent and company-owned distributorships that invest in the vehicles and other operational infrastructure necessary to operate cylinder exchange businesses. In November 2002, we acquired ten distributors whose territories have historically represented approximately 45% of our cylinder exchange revenues. We believe that our distributor network affords us the opportunity to service approximately 90% of the cylinder exchange markets in the United States.

     Our products and other segment includes the design and import of consumer products sold through mass retailers and home improvement centers. This segment’s revenues are derived from products that use propane cylinders as their fuel source, principally propane grills, patio heaters and mosquito elimination devices and non-propane products such as charcoal grills, fireplace accessories and garden products. This segment’s revenues have historically been strongest in the fall and winter months, which is counterseasonal to the strongest months for our cylinder exchange segment. QuickShip, Inc., a retail shipping service, is included within the products and other segment as it is not currently significant on a stand-alone basis.

Our Market

     Cylinder Exchange. The market for consumer propane cylinder exchange is a large and growing market, which we currently estimate to be a $1 billion annual market opportunity. We believe we can increase our market opportunity by selling new propane appliance products like patio heaters and mosquito elimination devices. Based on the most recently published Barbecue Grill Usage and Attitude Study conducted in 2001 on behalf of the Hearth, Patio and Barbecue Association (“HPBA”), we believe that approximately 49 million United States households own a propane grill. The HPBA reports that, from 1997 to 2001, sales of propane grills exceeded the combined annual sales of charcoal, natural gas and electric grills.

     The HPBA study estimates that the average propane grill owner uses 1.8 cylinders of propane per year, which results in an estimated 88 million cylinder transactions per year. According to the HPBA study, propane cylinder exchange, as opposed to the traditional refilling of empty cylinders, represented approximately 30% of all cylinder transactions in 2001, up from 25% in 1999 and 21% in 1997. Our growth has primarily resulted from converting consumers from the traditional refilling of empty cylinders to our convenient and safe alternative of propane cylinder exchange.

     Products. Our products group focuses on selling an assortment propane-fueled appliances, including grills, patio heaters and mosquito elimination devices. According to HPBA data, 76% of United States households own a grill, 3 out of 5 barbecue grills are used year round and more than 9 million propane grills were shipped to retailers in 2002. Based on research published by the HPBA, the market for grills and other propane appliances exceeds $1.7 billion annually.

Our Strategy

     Our objective is to strengthen our position as the leading national provider of propane cylinder exchange by providing the greatest value to consumers and providing a return to our stakeholders. The key elements of our strategy to achieve this objective are: converting refill consumers to exchange, increasing cylinder exchange demand and leveraging our infrastructure.

Converting Refillers to Propane Cylinder Exchange. According to the 2001 HPBA study, propane cylinder exchange as opposed to traditional refilling of empty cylinders represents approximately 30% of all consumer cylinder transactions, up from less than 10% in 1995.

•	Promote the Blue Rhino Brand and Consumer Awareness of Cylinder Exchange. We have created a distinctive Blue Rhino brand name and logo that we prominently feature on cylinder sleeves and display racks. In addition, we undertake brand marketing and promotional initiatives, including point of purchase displays, print media and cooperative advertising, and engage in cross-marketing promotions with other grilling-related products. We have also selectively placed targeted broadcast and print media advertising campaigns that focus on raising consumer awareness of our cylinder exchange program and are actively involved with consumer, trade and regulatory associations in an effort to promote the growth of cylinder exchange.

•	Capitalize on Recent Guidelines Requiring Overfill Prevention Device (“OPD”) Valves. Beginning April 1, 2002, National Fire Protection Association (“NFPA”) guidelines require that all propane cylinders refilled be fitted with an OPD valve. As a result of this new safety standard, many of the cylinders that are presented at refill centers are obsolete, forcing the consumer to purchase or exchange for a new cylinder to meet the safety standard. We currently believe that this new safety standard will positively affect the demand for cylinder exchange through our fiscal year 2005 as we estimate that approximately 40% of the cylinders in use still need to be upgraded as of July 31, 2003. While we expect the rate of upgrades to slow during fiscal 2004 and fiscal 2005, we still expect a positive impact on our business as consumers who previously refilled turn to cylinder exchange to upgrade their obsolete cylinders. Our data shows that approximately 80% of those who try cylinder exchange remain with the program.

•	Develop and Selectively Expand our Retailer Relationships. We target the following four categories of retailers for cylinder exchange: home centers/hardware stores, mass merchants, grocery stores and convenience stores. Our relationships with major retailers such as Home Depot, Lowe’s, Wal*Mart, Sears, Kmart, Kroger, Food Lion, Winn-Dixie, SuperAmerica, Circle K and ExxonMobil allow us to place cylinders in a large number of convenient, high-traffic locations. We seek to develop and selectively expand our relationships with retailers in the following ways:

•	Expand into New Locations of our Existing Retailers. We work closely with our largest retail accounts to coordinate the rollout of our cylinder exchange service in conjunction with the opening of their new locations and further penetration into locations where we do not have cylinder exchange today.

•	Selectively Establish Relationships with New Retailers. We believe there are approximately 225,000 potential cylinder exchange locations in our targeted markets, of which we currently service more than 28,000. We establish new retail relationships through direct sales to retailers and by acquisition of other suppliers of cylinder exchange service. We continually review our existing locations to ensure they meet our performance criteria and we de-install non-performing locations and relocate those assets to more suitable locations.

Increasing Demand for Cylinder Exchange. We have the ability to provide the consumer with the initial appliance purchase that uses a cylinder as its fuel source and the necessary, recurring purchase of fuel through propane cylinder exchange.

•	Market Propane Appliances that Use Cylinders as Their Fuel Source. We currently offer propane grills, patio heaters, portable patio heaters and mosquito elimination devices that are sold through major retailers such as Home Depot, Lowe’s, Wal*Mart, Sam’s and Sears. These products are manufactured by third parties primarily in Asia. In addition, we expect to identify additional quality-manufactured, propane-fueled products to sell through major retailers, in many instances the same retailers that offer the branded Blue Rhino cylinder exchange service.

•	Patio Heaters. We began selling our Endless Summer® patio heaters in December 1998. Our patio heaters use the same cylinders as propane grills, and we believe they will increase the counterseasonal demand for cylinder exchange.

•	Mosquito Eliminators. We successfully introduced our SkeeterVac®, a propane-powered mosquito elimination device in March 2003. This product is being sold through major retailers. This product category has begun to receive retail and consumer acceptance and the category has grown significantly in the past few years. These products use propane cylinders to create carbon dioxide that, when combined with other sensory attractants, attracts blood-seeking insects such as mosquitoes, black flies and “no see-ums”. The devices then trap the insects where they dehydrate and die. If operated continuously throughout the mosquito season, we currently expect that mosquito exterminators will use as many as six propane cylinders. We have developed a high performance mosquito exterminator that we believe will help expand market acceptance of this product more quickly and create even greater demand for cylinder exchange. We are developing new models of our SkeeterVac® product that have added features and benefits that we expect to begin selling to retailers for the 2004 season.

Leverage our Infrastructure. In the last five years, we have developed what we believe to be one of the most advanced and efficient direct-store delivery infrastructure servicing retailers. We will continue to invest in distribution and administrative processes and systems to enhance our ability to handle significant growth while minimizing incremental costs.

•	Leverage National Distributor Network. We have established a network of 51 independent and company-owned distributors and we believe our distributor network covers approximately 90% of the cylinder exchange markets in the United States. In November 2002, we acquired ten distributors whose territories have historically represented approximately 45% of our revenues. We plan to leverage this network by increasing each distributor’s market penetration through increased consumer demand for cylinder exchange and the selective addition of new retail locations. We assist our distributors’ ability to service accounts by providing cylinder and cylinder display leasing, by providing electronic billing systems through handheld terminals, by providing other information technology and by arranging for consolidated propane purchasing, store training and retail merchandising.

•	Investment in Refilling, Refurbishing and Recertifying Capacity. We have made a significant investment in the specialized equipment required to increase our refilling, refurbishing and recertifying capacity, in an effort to satisfy the expected increase in demand of cylinder exchange and reduce our costs. We operate a refilling, refurbishing and recertifying facility, R4 Technical Center — North Carolina, LLC (“R4 Tech”). We currently believe this facility utilizes the most advanced technology in the industry, and is the only facility of its kind in North America. We will lease three additional plants that are under construction. These three plants will be smaller in scale than our R4 Tech facility, and located in different regions of the country. We expect to begin operations in Chicago, Denver and Los Angeles by the spring of 2004. We expect these facilities to provide cost efficiencies and quality control for refilling and refurbishing cylinders. We are also investing in two mobile filling and refurbishing facilities that will be installed on a semi-permanent basis at company-owned distributors by the spring of 2004. We expect the equipment costs for the three plant facilities and two mobile filling and refurbishing facilities to be approximately $4.4 million.

•	Utilize Proprietary Management Information Systems (“MIS”) to Enhance Efficiency. We have developed and intend to continue to enhance our sophisticated data and technology infrastructure to streamline our operations. We furnish each distributor with handheld devices that utilize Blue Rhino developed custom software to serve as the data collection point for every delivery. This data is seamlessly integrated with our delivery, imaging and financial databases to allow us to provide the retailer and the distributor with a detailed transactional and inventory history as well as demand forecasts. This system also allows us to bill and collect from retailers through an electronic gateway, thereby eliminating data entry of transactions and the handling of paper documents. The reporting system enables the distributor to better manage inventory and forecast sales volumes and reduces errors and administrative costs for both the retailer and the distributor.

•	Market Products and Services that Leverage our Infrastructure and Offset our Seasonality. Additional product and services allow us to leverage our existing corporate infrastructure and offset the seasonality of our core propane cylinder exchange business. These include:

•	Barbecue grills and fireplace accessories. Our products group currently offers the propane-fueled products described above, as well as non-propane products like charcoal grills and fireplace accessories, that are sold through major retailers such as Home Depot, Lowe’s, Wal*Mart and Sears. These products provide leverage with manufacturers and offset our fixed infrastructure costs.

•	Retail Shipping Services. QuickShip, Inc., another of our wholly owned subsidiaries, offers in-store, retail shipping services that provide consumers with a convenient, full-service, in-store postal and parcel shipping depot and retailers with a new revenue source. We are exploring strategic growth alternatives with regard to this business.

Competition

     Cylinder exchange. The consumer propane cylinder refilling industry is highly fragmented and competitive. Competition is based primarily upon convenience, quality of product, service, historical relationships, perceived safety and price. We believe that we are the leading national provider of consumer propane cylinder exchange, but the 2001 HPBA study states that 70% of consumers refill their cylinders rather than exchange them. Accordingly, our primary competition currently comes from the approximately 20,000 bulk refilling stations owned and operated by propane dealers, as well as certain rental outlets, recreational vehicle centers and hardware stores.

     Products. The $1.7 billion barbecue grill and patio heater market is extremely competitive. In the barbecue grill industry, five of our competitors control 90% of the market share. Competition in the direct import products business is primarily based on price, quality and performance of products and product features. We estimate the mosquito elimination market to be approximately $150 million, but rapidly growing at an estimated 40% annual rate. We believe a few competitors dominate the mosquito elimination market today. We entered the mosquito elimination market in fiscal 2003 and believe we have less than 10% market share.

Regulations and Standards

     Cylinder exchange. The storing and dispensing of propane is covered by guidelines published by the National Fire Protection Association in Pamphlets 54 and 58. National Fire Protection Association standards include a requirement that all cylinders refilled after April 1, 2002 must be fitted with an overfill prevention device. Our distributors are also governed by local laws and regulations that vary by municipality and state. Typically, a distributor must obtain permits from a local fire marshal for each propane sales location. We are actively involved with the National Propane Gas Association, an industry association that participates in the drafting of model industry standards designed to promote uniform state and local legislation to provide consumers, retailers and distributors with up-to-date safety regulations. With respect to the transportation of propane by truck, we are subject to regulations promulgated under the Federal Motor Carrier Safety Act. These regulations cover the transportation of hazardous materials and are administered by the United States Department of Transportation.

     Products. Propane grills are tested and designed to standards determined by the American National Standards Institute. Patio heaters are tested and designed to standards determined by the Canadian Standards Association. Electric grills are listed with Underwriters’ Laboratories and designed to standards determined by Underwriters’ Laboratories. Octenol used in conjunction with the SkeeterVac® as a sensory attractant is registered with the Environmental Protection Agency and is classified as a pesticide.

Proprietary Rights

     We have invested substantial time, effort and capital in establishing the Blue Rhino brand and believe that our trademarks are an important part of our business strategy. The Blue Rhino name and logo, the names RhinoTUFF®, Tri-Safe®, Bison® and Bison design®, Uniflame®, UniGrill®, DuraClay®, GardenArt®, America’s Choice For Grill Gas®, Endless Summer®, Endless Summer Comfort®, Grill Gas® and Grill Gas design®, ShippingSpot® and Spot design®, SkeeterVac®, Grill Aficionado™, Fine Tune™, Harmony™, Spark Something Fun™ and Patriot™ are our registered and pending trademarks. In addition, we have patents issued for an Overflow Protection Valve Assembly and a Method for Reconditioning a Propane Gas Tank, which expire in 2018 and 2017, respectively, as well as certain other patents and patent applications pending. The protection afforded by our patents is critical to our ability to provide our cylinder exchange service cost-effectively and to maintain our competitive advantage. In particular, we expect our Overflow Protection Valve Assembly patent to help enable us to capitalize on the NFPA guidelines that became effective April 1, 2002.

     While we may apply for additional trademarks, patents or copyrights in the future, we cannot be sure that any trademark, patent or copyright will be issued, that any of our trademarks, patents or copyrights will be held valid if subsequently challenged or that others will not claim rights in or ownership of our intellectual property or other proprietary rights.

Seasonality

     We have experienced and currently expect to continue to experience seasonal fluctuations in our revenues and operating income. Our revenues and operating income have historically been highest in the spring and summer, which includes the majority of the grilling season, and lowest in the fall and winter. Our cylinder exchange segment, which generally achieves higher margins than our products and other segment, experiences higher revenues and operating income in the spring and summer. Conversely, our products and other segment experiences higher revenues and operating income in the fall and winter. Sustained periods of poor weather, particularly in the spring and summer, can negatively impact our revenues. Accordingly, our results of operations in any quarter will not necessarily be indicative of the results that we may achieve for a full fiscal year or any future quarter.

Employees

     As of September 30, 2003, we had 355 employees, of whom 224 were engaged in distributor operations, 69 in administration and finance, 28 in sales and marketing, 14 in information systems, and 20 in product warehouse functions. We have not experienced any work stoppages and believe we generally have good relations with our employees.

Financial Information About Segments and Geographic Areas

     In fiscal 2003, approximately $170.9 million, or 66.2%, of our revenues were derived from cylinder transactions and approximately $87.3 million, or 33.8%, of our revenues were derived from product sales. In fiscal 2002, approximately $128.0 million, or 62.2%, of our revenues were derived from cylinder transactions and approximately $77.6 million, or 37.8%, of our revenues were derived from product sales. In fiscal 2001, approximately $85.7 million, or 62.1%, of our revenues were derived from cylinder transactions and approximately $52.3 million, or 37.9%, of our revenues were derived from product sales. For additional financial information regarding our individual business segments, see Note 20 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K. In fiscal 2003, 2002 and 2001, respectively, approximately $255.0 million (98.8%), approximately $203.4 million (98.9%) and approximately $134.3 million (97.3%) of our revenues were derived from customers in the United States. For each year, the balance of our revenues was derived from customers located in other countries, primarily Canada and the United Kingdom. At July 31, 2003 and 2002, approximately $151,000 and $400,000 of our long-lived assets were located in countries other than the United States.

Availability of Information

     Our Internet website is www.bluerhino.com. We make available, free of charge, through our website, via hyperlink to a third party service that maintains filings made with the Securities and Exchange Commission, our annual report on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K, and all amendments to such reports, as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC.

Additional Factors that may Affect our Business or Future Results

     Our revenues are concentrated with a limited number of retailers under nonexclusive arrangements that may be terminated at will. If one or more of these retailers were to materially reduce or terminate its business with us, our revenues may suffer. For fiscal 2003, Wal*Mart, Home Depot, and Lowe’s represented approximately 36%, 18% and 11% of our net revenues, respectively. None of our significant retail accounts are contractually bound to offer our cylinder exchange service or products. Therefore, retailers can discontinue our cylinder exchange service or sales of our products at any time and offer a competitor’s cylinder exchange service or products or none at all. Continued relations with a retailer depend upon various factors, including price, customer service, consumer demand, and competition. In addition, certain of our retailers have multiple vendor policies and may seek to offer a competitor’s cylinder exchange program or products competitive with our products at new or existing locations. If any significant retailer materially reduces, terminates or is unwilling to expand its relationship with us, or requires price reductions or other adverse modifications in our selling terms, our revenues may suffer.

     If our distributors do not perform to our retailers’ expectations, if we encounter difficulties in managing our distributor operations, or if we or our distributors are not able to manage growth effectively, our retail relationships may be adversely impacted and our cylinder exchange business may suffer. We rely exclusively on our distributors to deliver our cylinder exchange service to retailers. Accordingly, our success depends on our ability to maintain and manage distributor relationships and operations and on the distributors’ ability to set up and adequately service retail accounts. Many of our distributors are independent as of the date hereof, and we exercise only limited influence over the resources that they devote to cylinder exchange. Our retailers impose demanding service requirements on us, and we could suffer a loss of consumer or retailer goodwill if our distributors do not adhere to our quality control and service guidelines or fail to ensure an adequate and timely supply of cylinders at retail locations. The poor performance of a single distributor to a national retailer could jeopardize our entire relationship with that retailer and cause our cylinder exchange business to suffer. In addition, the number of retail locations offering Blue Rhino cylinder exchange and our corresponding sales, have grown significantly over the past several years along with the creation of our distributor network. Accordingly, our distributors must be able to adequately service an increasing number of retail accounts. Certain distributors have experienced service problems in the past, particularly during peak demand periods such as holiday weekends. We must implement and improve operational and financial systems and train and manage our employee base in order to manage our expanding retailer and distributor relationships. If we or our distributors fail to manage our growth effectively, our cylinder exchange business may suffer.

     If we experience problems associated with the R4 Technical Center, our distributors may not be able to service our retail accounts and our cylinder exchange business may suffer. R4 Technical Center — North Carolina, LLC (“R4 Tech”), is a joint venture in which we own a 49% ownership interest, Platinum Propane, L.L.C., our wholly owned subsidiary, owns a 1% ownership interest, and Manchester Tank & Equipment Co. (“Manchester”) owns a 50% interest. R4 Tech operates an automated propane bottling and cylinder refurbishing plant in North Carolina. Certain of our company-owned and independent distributors rely on R4 Tech for their required supplies of refilled and refurbished cylinders. We effectively share management of R4 Tech with Manchester. If R4 Tech experiences problems, whether operational, caused by management disagreements or otherwise, it may be unable to meet production goals, achieve targeted production costs or otherwise satisfy our distributors’ needs in which event the ability of our distributors to service our retail accounts may be adversely impacted and cause our cylinder exchange business to suffer. Furthermore, based on our ownership interest, we currently recognize up to 100% of R4 Tech’s net earnings or losses. For the years ended July 31, 2003, 2002 and 2001, R4 Tech incurred net losses of $597,000, $1,449,000 and $5,250,000, respectively. If R4 Tech is unable to generate earnings, our business, financial condition and results of operations may suffer.

     If we are unable to manage the impact of recent overfill prevention device valve guidelines, our cylinder exchange business may suffer. Guidelines published by the NFPA in the current form of Pamphlet 58 and adopted in many states require that all cylinders refilled after April 1, 2002 must be fitted with an overfill prevention device valve. If we or our distributors cannot satisfy the demand for compliant cylinders such that our retailers maintain an adequate supply, our retailer relationships and our cylinder exchange business may suffer. In addition, for certain customers we have fixed in advance the price per cylinder exchange unit charged to our retailers. When pricing, we make certain assumptions with regard to the number of cylinders that will already have an overfill prevention device valve when presented for exchange, on which our margins will be greater, and the number of cylinders that will need an overfill prevention device valve. If our actual experience is inconsistent with our assumptions, our margins on sales to that retailer may be lower than expected, which may have an adverse effect on our financial condition and results of operations.

     Weather conditions can adversely affect our sales volume. Our cylinder exchange segment experiences higher revenues and operating income in the spring and summer, which includes the majority of the grilling season. Sustained periods of poor weather, particularly in the grilling season, can negatively affect our revenues. Poor weather may reduce consumers’ propensity to purchase and use grills and other propane-fueled appliances thereby reducing demand for cylinder exchange and our outdoor products.

     We face competition from major propane providers and other cylinder exchange providers. Major propane providers, such as AmeriGas Propane Partners, L.P., Ferrellgas Propane Partners, L.P., Heritage Propane Partners, L.P. and Suburban Propane Partners, L.P., could establish new cylinder exchange businesses or expand their existing cylinder exchange businesses nationally. These major propane providers have greater resources than we do and may be able to undertake more extensive marketing campaigns and adopt more aggressive pricing policies than we can. We also compete with numerous regional cylinder exchange providers, which typically have operations in a few states, and with local cylinder exchange providers. If these competitors expand their cylinder exchange programs or new competitors enter the market or grow to compete with us on a national scale, our market share and gross margins could decrease.

     We are exposed to the inherent market risks associated with new product introductions, including uncertainties about trade and consumer acceptance. We plan to introduce a number of new products in fiscal 2004, including new models of our mosquito elimination devices. If these or other new or recently introduced products have shortcomings related to performance, reliability, quality or other factors, such products could fail to achieve adequate market acceptance. The failure of our new or existing products to achieve or enjoy market acceptance, whether for these or other reasons, could cause us to experience reduced orders and/or high product returns, which could have an adverse effect on our financial condition and results of operations.

     Our business and our ability to provide our products and services may be impaired by claims that we infringe intellectual property of others. Vigorous protection and pursuit of intellectual property rights characterize the consumer products industry. These traits can result in significant, protracted and expensive litigation. For example, on August 8, 2003, American Biophysics Corporation (“ABC”) filed a patent infringement suit against the Company in federal court in Rhode Island alleging that the SkeeterVac® product infringes certain patents of ABC. ABC also filed a complaint with the International Trade Commission seeking to bar further import of the SkeeterVac® product on the basis of the alleged infringement. Litigation to determine the validity of patents or claims by third parties of infringement of patents or other intellectual property rights could result in significant expense and divert the efforts of our research and development personnel and management, even if the litigation results in a determination favorable to us. In the event of an adverse result in such litigation, we could be required to: (i) pay substantial damages; (ii) indemnify our customers, business partners or others; (iii) stop the manufacture, use, import, distribution or sale of products or services found to be infringing; (iv) discontinue the use of processes found to be infringing; (v) expend significant resources to develop non-infringing products, services and processes; and/or (vi) obtain a license to use third party intellectual property rights.

     If we are unable to protect our intellectual property, we may lose assets or require costly litigation to protect our rights. We consider our patents, copyrights and trademarks, particularly the Blue Rhino logo and name, and the design of our product packaging, to be valuable to our business and the establishment of our national branded cylinder exchange program. We rely on a combination of patent, copyright and trademark laws and other arrangements to protect our proprietary rights and could incur substantial expense to enforce our rights under such laws. The requirement to change any of our trademarks, service marks or trade names could entail significant expense and result in the loss of any goodwill associated with that trademark, service mark or trade name, and adversely impact our ability to apply for copyrights and additional trademarks in the future. While we intend to file patent applications, where appropriate, and to pursue such applications with U.S. and foreign patent authorities, we cannot be sure that patents will be issued on such applications or that our existing or future patents will not be successfully contested by third parties. Also, since issuance of a valid patent does not prevent other companies from using alternative, non-infringing technology, we cannot be sure that any of our patents (or patents issued to others and licensed to us) will provide significant commercial protection, especially as new competitors enter the market. In addition to patent protection, we also rely on trade secrets and other non-patented proprietary information relating to our product development and operating activities. We try to protect this information through appropriate efforts to maintain its secrecy, including confidentiality agreements. We cannot be sure that these efforts will be successful or that confidentiality agreements will not be breached. We also cannot be sure that we would have adequate remedies for any breach of such agreements or other misappropriation of our trade secrets, or that our trade secrets and proprietary know-how will not otherwise become known or be independently discovered by others. Where necessary, we may initiate litigation to enforce our patent or other intellectual property rights. Any such litigation may require us to spend a substantial amount of time and money and could distract management from our day-to-day operations. Moreover, there is no assurance that we will be successful in any such litigation or that such litigation will not result in successful counterclaims or challenges to the validity of our intellectual property rights.

     Propane supplies and costs are unpredictable and propane price increases could adversely impact our profit margins. Our independent and company-owned distributors purchase propane from natural gas providers and oil refineries that produce propane as a by-product of the refining process. R4 Tech also purchases propane. The supply and price of propane fluctuates depending upon underlying natural gas and oil prices and the ability of suppliers to deliver propane. A substantial increase in propane prices could lead to decreased profit margins for us or our distributors and could impact our distributors’ ability or, in the case of our independent distributors, desire, to service our retail accounts which could negatively affect our business.

     Propane is a volatile product and we face potential product liability. Propane is a gas which, if exposed to flame or high pressure, may ignite or explode, potentially causing significant property damage and bodily harm. In the past, fires and other incidents have occurred at refurbishing and refilling facilities operated by our distributors that resulted in bodily injuries and substantial property damage. Because of the volatility of propane, accidents may occur during the refurbishing, refilling, transport, storage, exchange, use or disposal of cylinders. Because we own certain distributors that perform these activities and, even with respect to our independent distributors, because the Blue Rhino name and logo are prominently displayed on all cylinders and cylinder displays, we could be subjected to damage claims. In addition, we offer propane-fueled appliances like grills, patio heaters and mosquito exterminators that use propane cylinders as their fuel source. Accidents may occur while using the appliances due to misuse or malfunction, resulting in property damage and bodily harm. We also sell an overfill protection device (OPD) valve for use in propane cylinders. Accidents may occur while using propane cylinders fitted with this valve due to misuse or failure, resulting in property damage or bodily harm. Because we have offered these propane appliances and OPD valves to consumers, we could be subject to damage claims. We could also be subject to claims related to manufacturing defects or workplace accidents that may occur at R4 Tech and at the production facilities of our company-owned distributors. If an accident happens, we could incur substantial expense, receive adverse publicity and suffer a loss of sales. We cannot be sure that insurance will provide sufficient coverage in any particular case or that we or our distributors will be able to continue to obtain desired insurance coverage at an acceptable cost.

     In addition to damage claims, any cylinder-related accident (or intentional wrongdoing) involving personal injury could adversely affect our reputation and the perceived benefits of cylinder exchange and, particularly if the accident were to trigger adverse publicity, could affect the willingness of retailers to continue to offer, or consumers to continue to use, cylinder exchange, any of which may cause our business, financial condition and results of operations to suffer.

     Adverse changes in the prevailing political or economic climates in China or negative ramifications resulting from a spread of the outbreak of Severe Acute Respiratory Syndrome (SARS) could reduce the supply of products available to us to import for sale or require us to incur substantial additional expense to import products for sale. We rely on the products segment of our business for a significant percentage of our net sales. We currently import a substantial percentage of our products from companies based in China. As a result, we may be adversely affected by changes in the prevailing political or economic climates in China. In addition, if China were to lose its “most favored nation” trade status with the United States, there would likely be an increase in duty for our products, which may cause our business, financial condition and results of operations to suffer. There have recently been proposals in the United States to impose significant duties on Chinese imports as a result of an undervaluation of the Chinese currency.

     Litigation matters could adversely affect our operating results and financial condition. On May 19, 2003, a securities class action was filed against the Company in federal court in Los Angeles, California. The plaintiff alleges violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act. In particular, the plaintiff has alleged that we and certain individual officers and directors violated the federal securities laws by, among other things, making materially false and misleading statements and/or failing to disclose material facts related to our financial performance, the impact of overfill prevention device regulations on our business, the financial position of distributors Ark and Platinum, and our acquisition of Ark and Platinum. The complaint seeks unspecified damages, plus reasonable costs and expenses, including attorneys’ fees and experts’ fees. Two shareholder derivative actions, as well as several tag-along class actions that were subsequently consolidated with the original class action complaint, followed, all arising out of substantially the same alleged facts and circumstances. Defending against securities class actions and other litigation matters will likely require significant attention and resources and, regardless of the outcome, result in significant legal expenses, which will adversely affect our results unless covered by insurance proceeds. If our defenses are ultimately unsuccessful, or if we are unable to achieve a favorable resolution, we could be liable for damage awards that could materially adversely affect our results of operations and financial condition.

     We depend on our management information systems to manage all aspects of our business effectively. We depend on our management information systems (“MIS”) to process orders, manage inventory and accounts receivable collections, maintain distributor and customer information, maintain cost-efficient operations and assist distributors in delivering products on a timely basis. In addition, our staff of MIS professionals relies heavily on the support of several key consultants. Any disruption in the operation of our MIS, loss of employees knowledgeable about such systems, termination of our relationship with one or more of these key consultants or failure to continue to modify such systems effectively as our business expands could negatively affect our business.

     Changes in accounting requirements could impact the reporting of our financial results or financial position. From time to time, the Financial Accounting Standards Board (“FASB”) issues statements and interpretations that may impact the reporting of the Company’s consolidated results of operations or its financial position. It is possible that any one or more of these pronouncements could cause the Company to report lower net income (or a greater net loss) than it would have under existing accounting requirements or could cause the Company to have to record reductions in the value of goodwill or other balance sheet items. For example, the FASB has issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, which addresses the consolidation of business enterprises (variable interest entities), to which the usual condition of consolidation, a controlling financial interest, does not apply. We have goodwill associated with previous acquisitions that may be affected by FIN 46.

     Failure to comply with the regulations applicable to propane may subject us to fines, penalties or injunctions that may negatively affect our cylinder exchange business. Federal, state and local authorities regulate the transportation, handling, storage and sale of propane in order to protect consumers, employees, property and the environment. The handling of propane in many regions of the United States is subject to guidelines published by the NFPA in the current form of Pamphlet 58. These guidelines require that all cylinders produced or recertified after September 30, 1998 and all cylinders refilled after April 1, 2002 must be fitted with an OPD valve. Failure of our company-owned or independent distributors to comply with any of these regulations could subject us to potential remedial action for violation of such regulations, which could result in fines, penalties and/or injunctions.

     Potential retail partners may not be able to obtain necessary permits or may be substantially delayed in obtaining necessary permits, which may adversely impact our ability to grow our cylinder exchange retail locations. Local ordinances, which vary from jurisdiction to jurisdiction, generally require retailers to obtain permits to store and sell propane cylinders. These ordinances influence retailers’ acceptance of cylinder exchange, distribution methods, cylinder packaging and storage. The ability and time required to obtain permits varies by jurisdiction. Delays in obtaining permits have from time to time significantly delayed the installation of new retail locations. Some jurisdictions have refused to issue the necessary permits, which has prevented some installations. Certain jurisdictions may also impose additional restrictions on our ability to market and our distributors’ ability to transport cylinders or otherwise maintain our cylinder exchange program. Violations of current or future regulations by us or our distributors, may cause our cylinder exchange business to suffer.

Item 2. Properties

     We lease our Winston-Salem, North Carolina headquarters and warehouse space from Rhino Real Estate, LLC, a company affiliated with Billy D. Prim, our Chairman and Chief Executive Officer, and Andrew J. Filipowski, our Vice Chairman. Pursuant to the lease terms, we pay aggregate annual rent of $505,000, plus our allocable share of all taxes, utilities and maintenance. The lease for the majority of the space terminates on December 31, 2003, and the leases for the balance of the space terminate on May 1, 2004 and October 31, 2007. We currently anticipate renewing the leases or entering into similar leases for our headquarters at least through the end of calendar year 2005.

     Uniflame Corporation, our wholly owned subsidiary, leases an office/warehouse facility located in Zion, Illinois from H & M Enterprises, LLC, a company affiliated with the president of Uniflame. Pursuant to the terms of the lease, Uniflame pays annual rent of $324,000, plus its allocable share of all taxes, utilities and maintenance. The lease terminates on March 31, 2005. This facility is used by Uniflame in the conduct of our products business segment.

     We own the land, buildings and equipment used by R4 Tech in Hamptonville, North Carolina. The land consists of approximately 17 acres and the buildings consist of: (i) the office building containing approximately 4,930 square feet, (ii) the production building containing approximately 23,900 square feet, (iii) the warehouse building containing approximately 17,955 square feet, and (iv) the service building containing approximately 4,800 square feet.

     Platinum and Ark lease real estate and buildings in North Carolina, Virginia, South Carolina, Georgia, Florida, Tennessee, New Jersey, Illinois, Minnesota, Colorado, Nevada, Kansas, Utah, California and Washington under non-cancelable operating leases with initial terms expiring between 2004 and 2008. Substantially all of these real estate leases contain renewal options upon expiration of the initial lease terms.

     In the opinion of our management, our properties have been well maintained, are in sound operating condition and contain all equipment and facilities necessary for us to operate at present levels.

Item 3. Legal Proceedings

Patent Lawsuit and Related Proceedings

     On August 8, 2003, American Biophysics Corporation (“ABC”) filed a patent infringement suit against us in the U.S. District Court for the District of Rhode Island. ABC alleges that the SkeeterVac® mosquito elimination product infringes certain patents of ABC. The complaint seeks treble damages and attorneys’ fees. Also on August 8, 2003, ABC filed a complaint against us with the United States International Trade Commission (“ITC”) pursuant to Section 337 of the Tariff Act of 1930, as amended (“Section 337”). That complaint requests that the ITC institute an investigation regarding alleged violations of Section 337 based upon the importation into the United States by us and/or the offer for sale and sale within the United States after importation of SkeeterVac® products that allegedly infringe certain ABC patents. ABC also requested that the ITC issue a permanent exclusion order pursuant to Section 337, which would exclude further entry into the United States of the allegedly infringing products, and a permanent cease and desist order under Section 337, which would prohibit the importation into the United States, the sale for importation, and/or sale within the United States after importation, of allegedly infringing products. On August 13, 2003, our subsidiary, Blue Rhino Consumer Products, LLC (“BRCP”), filed suit against ABC in the U.S. District Court for the Middle District of North Carolina seeking a declaration that BRCP’s SkeeterVac® product does not infringe ABC’s patents. On August 14, 2003, BRCP and another one of our subsidiaries, CPD Associates, Inc. (“CPD”), filed a lawsuit in the Superior Court of North Carolina, Forsyth County, against ABC asserting unfair and deceptive trade practices, unfair competition under North Carolina common law, tortious interference with business relations and prospective economic advantage, violations of Section 43(a) of the Lanham Act, and violation of the Anticybersquatting Consumer Protection Act. The complaint seeks, among other relief against ABC, a permanent injunction, treble damages, punitive damages, attorneys’ fees and other costs and expenses. This case has been removed to the U.S. District Court for the Middle District of North Carolina. We believe that ABC’s claims against us are without merit and intend to vigorously defend ourselves.

Securities Class Actions and Shareholder Derivative Actions

     On May 19, 2003, George Schober filed a shareholder securities class action lawsuit in the United States District Court for the Central District of California, naming us, along with four of our officers and directors, as defendants. The plaintiff seeks to represent a class of investors who purchased our publicly-traded securities between August 2002 and February 2003. The plaintiff alleges violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act. In particular, the plaintiff has alleged that we and the individual defendants violated the federal securities laws by, among other things, making materially false and misleading statements and/or failing to disclose material facts related to our financial performance, the impact of overfill prevention device regulations on our business, the financial position of distributors Ark and Platinum, and our acquisition of Ark and Platinum. The complaint seeks unspecified damages, plus reasonable costs and expenses, including attorneys’ fees and experts’ fees. Six tag-along securities class actions arising out of the same alleged facts and circumstances as the original action were subsequently filed in the same court. The cases have been consolidated into a single action and Andy Lee, Charles Anderberg and Steven Lendeman have been designated as lead plaintiffs. On May 22, 2003, Richard Marcoux filed a shareholder derivative action in the Superior Court of California, Los Angeles County, naming all of our directors and certain of our officers as individual defendants and us as a nominal defendant. On June 19, 2003, Randy Gish filed a substantially similar derivative action in the same court. Both the Marcoux and Gish actions were removed to the U.S. District Court for the Central District of California. The Marcoux case was subsequently remanded to Los Angeles Superior Court, but motions are pending to dismiss or stay that matter. The derivative actions arise out of substantially similar facts and circumstances as the securities class actions, and allege violations of the California Corporations Code, breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. We believe that all of the foregoing securities class actions and derivative actions are without merit and intend to vigorously defend ourselves against these actions.

Settlement of Lawsuit with Former Independent Auditor

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

Other Litigation

     We are also a party to other litigation which we consider routine and incidental to our business. We do not expect the results of any of these other actions to have a material adverse effect on our business, results of operation or financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

     Our common stock is traded on The Nasdaq Stock Market under the symbol “RINO.” The table below shows the high and low per share sales prices of our common stock for the periods indicated, as reported by The Nasdaq Stock Market. As of September 30, 2003, there were 140 record holders of our common stock.

	Price Range of Common
	Stock

Fiscal Year Ended July 31, 2003	High	Low

First Quarter	$17.71	$10.26
Second Quarter	19.40	14.69
Third Quarter	14.29	9.32
Fourth Quarter	15.89	10.91

	Price Range of Common
	Stock

Fiscal Year Ended July 31, 2002	High	Low

First Quarter	$4.88	$3.00
Second Quarter	7.54	4.50
Third Quarter	9.57	6.90
Fourth Quarter	14.57	8.60

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

     Effective May 29, 2003, we issued 4,541 shares of our common stock upon the conversion of a warrant to purchase 11,864 shares of our common stock at an exercise price of $8.48 per share by a single warrant holder that we believe to be an accredited investor. We issued the shares in reliance on Section 3(a)(9) of the Securities Act as securities exchanged with an existing security holder exclusively where no commission or other remuneration is paid or given, directly or indirectly, for soliciting such exchange.

     Effective June 2, 2003, we issued 8,080 shares of our common stock upon the conversion of a warrant to purchase 23,728 shares of our common stock at an exercise price of $8.48 per share by a single warrant holder that we believe to be an accredited investor. We issued the shares in reliance on Section 3(a)(9) of the Securities Act as securities exchanged with an existing security holder exclusively where no commission or other remuneration is paid or given, directly or indirectly, for soliciting such exchange.

Item 6. Selected Consolidated Financial Data

     The following selected consolidated statements of operations and balance sheet data of the Company as of and for the periods ended July 31, 2003, 2002, 2001, 2000 and 1999 have been derived from our audited consolidated financial statements. The financial data set forth below should be read in conjunction with “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8 — Financial Statements and Supplementary Data — Consolidated Financial Statements of the Company and Related Notes Thereto” included elsewhere herein.

	Fiscal Year Ended

	July 31,	July 31,	July 31,	July 31,	July 31,
	2003	2002	2001	2000	1999

	(In thousands, except per share and
	retail locations data)
Consolidated Statements of Operations Data:
Net revenues	$258,222	$205,585	$137,957	$78,230	$53,820
Operating costs and expenses:
Cost of sales	196,084	159,440	106,783	57,994	38,661
Selling, general and administrative	28,404	21,886	18,688	12,966	8,539
Depreciation and amortization	9,261	7,888	8,461	4,717	2,872

Total operating costs and expenses	233,749	189,214	133,932	75,677	50,072

Income from operations	24,473	16,371	4,025	2,553	3,748
Other expenses (income):
Interest expense (1)	7,784	6,217	5,134	3,107	837
Loss on investees (2)	455	714	2,572	403	311
Nonrecurring items (3)	—	—	449	—	551
Other, net (4)	(2,513)	(422)	(301)	16	(48)

Income (loss) before income taxes	18,747	9,862	(3,829)	(973)	2,097
Income taxes	2,217	47	123	32	30

Net income (loss)	$16,530	$9,815	$(3,952)	$(1,005)	$2,067
Preferred dividends	71	1,789	770	—	—

Income (loss) available to common Stockholders (5)	$16,459	$8,026	$(4,722)	$(1,005)	$2,067

Per Share Data:
Earnings (loss) per common share:
Basic	$1.00	$0.63	$(0.41)	$(0.12)	$0.27

Diluted	$0.86	$0.55	$(0.41)	$(0.12)	$0.27

Shares used in per share calculations:
Basic	16,430	12,658	11,641	8,736	7,645

Diluted (6)	19,239	14,701	11,641	8,736	7,787

Selected Operating Data:
Retail locations (at period end)(7)	28,000	26,000	27,000	25,000	18,500
Cylinder transactions	10,551	8,267	6,243	4,995	3,710
Consolidated Balance Sheet Data:
Cash and cash equivalents	$2,495	$1,563	$1,044	$1,079	$913
Working capital	26,692	15,256	18,761	5,667	7,442
Total assets	210,805	143,373	127,344	108,175	59,899
Long-term obligations, less current maturities	42,800	39,259	50,931	42,396	24,111
Total stockholders’ equity	132,468	78,362	57,149	41,952	27,338

(1)	See Note 8 of Notes to Consolidated Financial Statements for an explanation of these items for fiscal years 2003, 2002 and 2001. For fiscal 2000, $158 was reclassified from extraordinary loss as a result of the implementation of a new accounting standard.

(2)	See Note 11 of Notes to Consolidated Financial Statements for an explanation of these items for fiscal years 2003, 2002 and 2001. During fiscal 2000, the Company had a loss on investee related to the operations of R4 Tech. During fiscal 1999, the Company had a loss on investee related to its convertible loan to Bison Valve, LLC.

(3)	See Note 12 of Notes to Consolidated Financial Statements for an explanation of this item in fiscal 2001. During fiscal 1999, the Company incurred costs in connection with an offering of common stock that was terminated before completion due to unfavorable market conditions.

(4)	See Note 9 of Notes to Consolidated Financial Statements for an explanation of these items for fiscal years 2003, 2002 and 2001.

(5)	See Note 15 of Notes to Consolidated Financial Statements for fiscal years 2003, 2002 and 2001.

(6)	For fiscal years 2001 and 2000, common stock options and common stock warrants have been excluded from the computation of diluted loss per share because they were anti-dilutive.

(7)	The number of retail locations we report in any period is net of any retail locations at which we have discontinued our cylinder exchange service, whether due to closings, relocations, performance, competitive, regulatory or other factors.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with “Item 1 – Business – Additional Factors that may Affect our Business or Future Results,” “Item 6 — Selected Consolidated Financial Data” and our Consolidated Financial Statements and Notes thereto included in Item 8 of this Annual Report on Form 10-K.

Overview

     Blue Rhino was founded in March 1994. We believe we have become the leading national provider of propane cylinder exchange and a leading provider of complementary propane and non-propane products to consumers through many of the world’s greatest retailers. Our branded propane cylinder exchange service is offered at more than 28,000 retail locations in 48 states and Puerto Rico, including leading home improvement centers, mass merchants, hardware, grocery and convenience stores. Our retail partners include Home Depot, Lowe’s, Wal*Mart, Sears, Kmart, Kroger, Food Lion, Winn-Dixie, SuperAmerica, Circle K and ExxonMobil. Propane cylinder exchange provides consumers with a safe and convenient alternative to traditional propane tank refilling.

     Our cylinder exchange segment partners with retailers and distributors to provide consumers with a nationally branded alternative to traditional cylinder refill. We dedicate our efforts and capital to brand development, value-added marketing, customer service, cylinders, displays, account growth, distributor network management and management information systems. Our distributor network is comprised of independent and company-owned distributorships that invest in the vehicles and other operational infrastructure necessary to operate cylinder exchange businesses. In November 2002, we acquired ten distributors whose territories have historically represented approximately 45% of our cylinder exchange revenues. We believe that our distributor network affords us the opportunity to service approximately 90% of the consumer cylinder exchange markets in the United States.

     We currently offer three types of cylinder transactions: (i) like-for-like cylinder exchanges; (ii) cylinder exchanges with valve upgrades offering additional safety features; and (iii) filled cylinder sales. Cylinder transactions accounted for 66.2%, 62.2% and 62.1% of our net revenues in fiscal 2003, 2002 and 2001, respectively.

     Our products and other segment revenue grew in fiscal 2003 to $87.3 million from $77.6 million in fiscal 2002 primarily due to the successful launch of the SkeeterVac® product. Our products and other segment includes the design and import of consumer products sold through mass retailers. The segment’s revenues are derived from products that use propane cylinders as their fuel source, principally grills, patio heaters and mosquito elimination devices and non-propane products such as charcoal grills, fireplace accessories and garden products. This segment’s revenues have historically been strongest in the fall and winter months, which is counterseasonal to the strongest months for our cylinder exchange segment. QuickShip, Inc., a retail shipping services company that we acquired in October 2000, is included within the products segment as it is not currently significant on a stand-alone basis. See Note 17 of Notes to Consolidated Financial Statements.

     Our revenues are influenced by a number of factors, including seasonality, consumer awareness, weather conditions, new propane appliance sales, price, promotional activities, advertising and those factors described above under “Business — Additional Factors that may Affect our Business or Future Results.” We believe we have strategically expanded our business to better diversify our revenue stream, balance our seasonality and offer and promote more products that use our core cylinder exchange service like barbecue grills, patio heaters and mosquito elimination devices.

     Our cost of sales for cylinder exchange is comprised of two components. For independent distributors, cost of sales is a contractually determined fixed base amount, along with a variable component based on the price of propane, which we pay for each cylinder transaction. For company-owned distributors, cost of sales is the cost of materials, labor and overhead associated with refurbishing, refilling and distributing cylinders. Our cost of sales for products is comprised of the wholesale cost of products sold.

Critical Accounting Policies

     Our consolidated financial statements and related public financial information are based on the application of generally accepted accounting principles of the United States of America (“US GAAP”). US GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. We believe our uses of estimates and underlying accounting assumptions adhere to US GAAP and are consistently applied. Valuations based on estimates are reviewed for reasonableness on a consistent basis. Actual results may differ materially from these estimates.

     We have identified the following critical accounting policies that, among others, affect the more significant judgments and estimates used in the preparation of our consolidated financial statements (for further detail, see “Summary of Significant Accounting Policies” in Note 2 of the Notes to Consolidated Financial Statements):

     Revenue recognition. We recognize: (i) cylinder transaction revenues upon delivery of the cylinders to retailers by our distributors; (ii) products revenues upon shipment to retailers; and (iii) shipping services revenues at the time consumers ship packages at the in-store retail depot. We estimate returns and allowances against the revenues and record the estimated returns and allowances in the same period in which the revenue is recorded. These estimates are based upon historical analysis, customer agreements and/or currently known factors that arise in the normal course of business. If the allowances we calculate do not accurately reflect actual returns associated with current revenue, actual revenues could be higher or lower than the level recognized.

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

     Depreciation of propane cylinders, cylinder displays and proprietary valves. We own cylinders and cylinder displays, a significant portion of which are leased to our independent distributors under operating lease agreements (Notes 4 and 6 of the Notes to Consolidated Financial Statements). Cylinders are depreciated over their estimated useful lives of 25 years. Our independent distributors are contractually obligated to refurbish cylinders into like-new condition and reimburse us for any inventory shortages related to cylinders in the form of cash or like-new cylinders. Our displays are depreciated over their estimated useful lives of 10 years and our proprietary valves are depreciated over their estimated useful lives of 12 years. We believe these estimates are reflective of the future usefulness of these assets to our operations. In the event that future facts and circumstances indicate that the carrying value of cylinders, cylinder displays or proprietary valves may not be recoverable, estimated future undiscounted cash flows will be compared to the carrying value of the particular asset and, if less, an impairment loss will be recognized in an amount by which the carrying amount exceeds fair value.

     Intangible assets and goodwill impairment. As discussed in Note 7 of the Notes to Consolidated Financial Statements and in the “Impact of New Accounting Pronouncements” section of this report, we have significant intangible assets on our Consolidated Balance Sheets that include goodwill and other intangibles related to acquisitions. The valuation and classification of these assets and the assignment of useful amortization lives involves judgments and the use of estimates. In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. We applied the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal year 2002. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) is no longer amortized but is subject to annual impairment tests and, in certain circumstances, more frequent impairment tests in accordance with the Statements. Impairment tests are designed to review the recoverability of the carrying values of the intangible assets and require the use of judgments and assumptions. The fair value of the intangible assets would be different using different estimates and assumptions in these valuation techniques. We cannot be sure that future goodwill impairment tests will not result in a change in asset valuations and a charge to earnings.

     Derivative instruments. As discussed in Note 14 of the Notes to Consolidated Financial Statements and in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” we use derivative instruments to manage exposure to interest rate fluctuations and wholesale propane price volatility. In connection with these activities, we have adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which requires that all financial derivative instruments be recorded on the balance sheet at fair value. Fair values are based on listed market prices, when such prices are available. To the extent that listed market prices are not available, fair value is determined based on other relevant factors, including dealer price quotations, price quotations for similar instruments traded in different markets, and pricing models that consider current market conditions and contractual prices for the underlying financial instruments or commodities. Changes in the interest rate and commodity markets will impact our estimates of fair value in the future, potentially affecting our results of operations.

     Income Taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment and record a valuation allowance to reduce our deferred tax assets to the amount that is expected to be realized in future periods.

Results of Operations

     The following table sets forth for the periods indicated the percentage relationship of certain items from our statements of operations to net revenues. Due to many factors, including the National Fire Protection Association (“NFPA”) guidelines that require that all propane cylinders refilled after April 1, 2002 be fitted with an overfill prevention device, the diversification of our product offerings and our rapid sales growth, any trends reflected by the following table may not be indicative of future results.

	2003	2002	2001

Net revenues	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of sales	75.9	77.6	77.4
Selling, general and administrative	11.0	10.6	13.6
Depreciation and amortization	3.6	3.8	6.1

Total operating costs and expenses	90.5	92.0	97.1

Income from operations	9.5	8.0	2.9
Interest and other expenses (income):
Interest expense	3.0	3.0	3.7
Loss on investee	0.2	0.4	1.8
Nonrecurring items	—	—	0.3
Other, net	(1.0)	(0.2)	(0.2)

Income (loss) before income taxes	7.3	4.8	(2.7)
Income taxes	0.9	—	(0.1)

Net income (loss)	6.4	4.8	(2.8)
Preferred dividends	0.0	0.9	0.6

Net income (loss) available to common stockholders	6.4%	3.9%	(3.4)%

Comparison of Fiscal Years Ended July 31, 2003 and 2002

     Net revenues. Net revenues increased 25.6% to $258.2 million for fiscal 2003 from $205.6 million for fiscal 2002. Net revenues for fiscal 2003 consisted of $170.9 million from cylinder transactions and $87.3 million from product sales. Cylinder exchange revenues increased 33.6% primarily due to an approximately 28% increase in the number of total cylinder transactions to 10.6 million units for fiscal 2003 from 8.3 million units for fiscal 2002. This increase reflects the positive trend toward consumer acceptance of cylinder exchange versus refill and the impact of National Fire Protection Association (“NFPA”) guidelines adopted by many states that mandate that all propane cylinders refilled after April 1, 2002 be fitted with an overfill prevention device (“OPD”). Product revenues increased 12.4% due principally to the launch of the SkeeterVac® mosquito elimination product in March 2003. We currently anticipate revenue growth between 10% and 15% for both our cylinder exchange and products and other segments in fiscal 2004 and we currently expect the new NFPA guidelines to continue to contribute to our cylinder exchange revenue growth at a decreasing rate through at least the end of fiscal 2005.

     Gross margin. Our overall gross margin increased to 24.1% for fiscal 2003 from 22.4% for fiscal 2002. Gross margin percentage increased 150 basis points in cylinder exchange to 28.9% from 27.4% in fiscal 2002 due primarily to the reduced cost of valves and cylinders and lower costs at company-owned distributors. We have a propane hedging program that we currently believe limits the exposure of our cylinder exchange gross margin to volatility in propane prices. The products and other segment gross margin increased to 14.6% in fiscal 2003 from 14.3% in fiscal 2002 due primarily to sales of our mosquito elimination device partially offset by lower margins on patio heaters. For fiscal 2004, we currently expect cylinder exchange margins to be between 25% and 28% and product sales gross margins to continue to be between 13% and 17%.

     Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses increased 29.8% to $28.4 million for fiscal 2003 from $21.9 million for fiscal 2002 and, as a percentage of net revenues, increased to 11.0% for fiscal 2003 from 10.6% for fiscal 2002. SG&A expenses in the cylinder exchange segment increased 26.2% to $18.1 million for fiscal 2003 from $14.4 million for fiscal 2002 due primarily to increased personnel costs associated with managing distributor operations and increased professional fees. SG&A expenses in the products and other segment increased 36.6% to $10.3 million from $7.5 million in the same period in the prior year due primarily to special charges, consisting primarily of relocation expenses associated with consolidating many products segment employees based in Zion, Illinois with the cylinder exchange employee base in Winston-Salem, North Carolina and start-up and development costs related to the introduction of the SkeeterVac® mosquito elimination product. We currently expect SG&A expenses to decrease as a percentage of net revenues in fiscal 2004.

     Depreciation and amortization. Depreciation and amortization increased 17.4% to $9.3 million for fiscal 2003 from $7.9 million for fiscal 2002. Depreciation and amortization in the cylinder exchange segment increased 17.8% to $8.4 million for fiscal 2003 from $7.1 million in fiscal 2002 due primarily to the increase in depreciation expense resulting from an increase in the number of cylinders and displays. Depreciation and amortization in the products and other segment increased 13.7% to $860,000 for fiscal 2003 from $756,000 in fiscal 2002 due primarily to the increase in depreciation expense related to software development costs for QuickShip. We currently expect depreciation and amortization to increase approximately 15% in fiscal 2004.

     Interest expense. Interest expense increased 25.2% to $7.8 million for fiscal 2003 from $6.2 million for fiscal 2002 due primarily to a $2.6 million non-cash charge resulting from the prepayment of $15 million of our 13% subordinated debt that was partially offset by lower interest rates on our credit facility. We currently expect interest expense to decrease to less than $3.0 million in fiscal 2004 due primarily to the absence of subordinated debt, decreased average borrowings on our credit facility and a more favorable interest rate swap agreement.

     Loss on investee. Loss on investee decreased to $455,000 for fiscal 2003 from $714,000 for fiscal 2002. We recognized 100% of the loss of R4 Tech in the first quarter of fiscal 2003 as a result of advances made without a corresponding advance from the other joint venture partners. This charge represented the loss related to our 49% ownership interest in R4 Tech, which has since increased to 50% as a result of our acquisition of Platinum. The increased ownership interest and financial control resulted in the consolidation of the financial statements of R4 Tech beginning in the second quarter of fiscal 2003.

     Other, net. Other, net increased to $2.5 million for fiscal 2003 from $422,000 for fiscal 2002 due primarily to net proceeds of $2.5 million received in a litigation settlement in March 2003. In addition to the proceeds of the litigation settlement, other, net consists primarily of interest income from advances made to independent distributors and losses from the disposal of assets. We currently expect other, net to be near breakeven for fiscal 2004.

     Income taxes. The provision for income taxes increased to $2.2 million in fiscal 2003 from $47,000 for fiscal 2002. The provision reflects the transition to reporting deferred tax expense during the fourth quarter that resulted in a 12% effective tax rate for fiscal 2003. The effective tax rate reflects a net change in the valuation allowance for deferred tax assets of $5.5 million. We currently expect to report income taxes at a fully taxed rate of approximately 39% for fiscal 2004 and going forward.

     Preferred dividends. Preferred dividends accrued on our outstanding shares of Series A convertible preferred stock decreased to $71,000 for fiscal 2003 from $1.8 million for fiscal 2002 due to the conversion of all of the Series A convertible preferred stock into common stock in March, April, May and September 2002.

Comparison of Fiscal Years Ended July 31, 2002 and 2001

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

     Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses increased 17.1% to $21.9 million for fiscal 2002 from $18.7 million for fiscal 2001 and, as a percentage of net revenues, decreased to 10.6% for fiscal 2002 from 13.5% for fiscal 2001. The decrease in SG&A expenses as a percentage of net revenues was due primarily to the fact that a significant portion of such expenses are fixed and increased at a slower rate than did net revenues. SG&A expenses in the cylinder exchange segment increased 13.5% to $14.4 million for fiscal 2002 from $12.7 million for fiscal 2001 primarily due to increased personnel costs to support growth, additional costs associated with distributor operations and increased professional fees, partially offset by a decrease in marketing costs. SG&A expenses in the products and other segment increased 24.6% to $7.5 million from $6.0 million in the same period in the prior year primarily due to increased personnel costs to support products-related growth and additional costs related to QuickShip, which had operating costs for the entire fiscal year 2002 compared to nine months in fiscal 2001.

     Depreciation and amortization. Depreciation and amortization decreased to $7.9 million for fiscal 2002 from $8.5 million for fiscal 2001. This decrease was primarily due to a reduction in amortization expense to $309,000 for fiscal 2002 from $2.6 million for fiscal 2001 as a result of the elimination of goodwill amortization due to the implementation of SFAS No. 142, Goodwill and Other Intangible Assets. The decrease was partially offset by an increase in depreciation expense resulting from an increase in the number of cylinders held under operating lease agreements and from our acquisition, effective September 30, 2001, of machinery and equipment from R4 Tech.

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

     Preferred dividends. Preferred dividends accrued on outstanding Series A Preferred Stock increased to $1.8 million for fiscal 2002 from $770,000 for fiscal 2001. The Series A Preferred Stock accrued a cumulative dividend based on an annual rate of: 5% through September 7, 2003; 12% from September 8, 2003 through September 7, 2004; and 15% thereafter. The annual dividend rate increased to 15% from September 7, 2001 through April 7, 2002 because a registration statement covering the shares of common stock into which the Series A Preferred Stock is convertible was not yet effective. The Series A convertible preferred stock converted into common stock in March, April, May and September 2002.

Liquidity and Capital Resources

     Our primary sources of funds have been the incurrence of debt, the issuance of stock and cash flow from operations. The primary sources of cash for fiscal 2003 were cash provided by the issuance of stock and, to a lesser extent, cash provided by operations. Working capital increased by $11.4 million from July 31, 2002 to July 31, 2003, primarily due to a significant increase in inventories during fiscal 2003. The inventory increase in the cylinder exchange segment was primarily as a result of efforts to build inventory to a more acceptable level than maintained during fiscal 2002 and as a result of the acquisition of Platinum and Ark. The increase in inventory in the products and other segment was primarily associated with the launch of new products. On July 31, 2003, we had $14.6 million in inventory related to the cylinder exchange segment and $5.8 million in inventory related to the products and other segment. The primary sources of cash for fiscal 2002 were cash provided by operations and, to a lesser extent, cash provided by the issuance of stock. The primary sources of cash for fiscal 2001 were cash provided by the issuance of stock and the proceeds from debt and, to a lesser extent, cash provided by operations.

     Net cash generated by operating activities was $11.6 million, $16.7 million, and $1.3 million for fiscal 2003, 2002, and 2001, respectively. The decrease in cash provided by operations for fiscal 2003 from fiscal 2002 was primarily due to increased inventory purchases that offset higher net income and increased non-cash charges. Net cash from operations was significantly lower in 2001 than in fiscal 2003 and fiscal 2002 due primarily to significantly lower net income.

     Net cash used in investing activities was $29.3 million for fiscal 2003, $13.1 million for fiscal 2002, and $16.3 million for fiscal 2001. The primary components of cash used in investing activities in all periods included purchases of cylinders, investments in property, plant and equipment and advances to R4 Tech. For fiscal 2003, an additional primary component of cash used in investing activities related to acquisitions. As a result of the acquisitions of Platinum and Ark and the consolidation of R4 Tech resulting from the acquisition of Platinum (Note 17 of Notes to Consolidated Financial Statements), advances to R4 Tech, Platinum and Ark beginning with the second quarter of fiscal 2003 were not reflected in net cash used in investing activities.

     Net cash provided by financing activities was $18.7 million for fiscal 2003, compared to net cash used in financing activities of $3.1 million for fiscal 2002 and net cash provided by financing activities of $14.9 million for fiscal 2001. Cash provided by financing activities for fiscal 2003 included net borrowings under our credit facility of $20.3 million, net proceeds of $14.3 million from the sale of common stock in a private placement and net proceeds from exercises of warrants and stock options partially offset by payments on long-term debt including the prepayment in full of our $15.0 million of subordinated debt. Cash used in financing activities for fiscal 2002 included net payments on our credit facility and payments on long-term debt and capital lease obligations partially offset by net proceeds of $9.9 million from the sale of common stock in a private placement. Cash provided by financing activities for fiscal 2001 included $15.0 million in subordinated debt and net proceeds of $9.7 million from a preferred stock private placement partially offset by net payments on our credit facility.

     In March 2003, pursuant to a negotiated settlement agreement, we dismissed our lawsuit against PricewaterhouseCoopers alleging violations of professional standards and failure to comply with contractual obligations during its engagement as our auditor. The net proceeds to us in the settlement, after attorneys’ fees and other third quarter litigation expenses, were approximately $2.5 million and were reflected in other, net in the Consolidated Statements of Operations. In accordance with the terms of our credit facility, $1.1 million of the net proceeds were applied against the term loan as a reduction. The specific terms of the settlement are confidential.

     On December 20, 2002, we completed a private placement of 1.0 million shares of our common stock at a purchase price of $15.79 per share to two institutional investors for gross proceeds of $15.8 million. We initially utilized the proceeds to pay down the revolving line of credit under our credit facility and subsequently used the increased availability under the revolving line to repay in full the $15 million in subordinated debt in our third and fourth fiscal quarters of 2003. In conjunction with the private placement, we issued Additional Investment Rights to the investors exercisable for, collectively, up to an additional 330,000 shares of our common stock at an exercise price of $15.79 per share. The Additional Investment Rights were never exercised and expired on October 1, 2003.

     In November 2002, we completed the syndication of a new and expanded bank credit facility (the “Credit Facility”). The Credit Facility consists of a $45 million revolving line of credit and a $15 million term loan, both for general corporate purposes, inclusive of payments made under letters of credit. The Credit Facility has a maturity date of November 30, 2005 and, as amended, required us to utilize the approximately $14.9 million in net proceeds from a private placement of common stock completed December 20, 2002 to repay the term loan or our subordinated debt, in such proportion as we elect, by July 31, 2003. In the third and fourth quarters of fiscal 2003, we prepaid the entire balance of $15 million of our subordinated debt. Advances under the Credit Facility are collateralized by a lien on substantially all of our assets.

     Advances under the Credit Facility may be made as either base rate (“prime rate”) loans or London Interbank Offered Rate (“LIBOR”) loans at our election. Applicable interest rates are based upon either the LIBOR or prime rate plus an applicable margin dependent upon a total leverage ratio. The applicable LIBOR margins range from 200 to 300 basis points, and the applicable prime rate margins range from 50 to 150 basis points. We incurred fees of approximately $1.3 million in connection with the Credit Facility. The fees will be amortized over the life of the agreement through November 30, 2005. We incurred a charge of $96,000 in November 2002 resulting from unamortized fees related to our prior credit facility. On July 31, 2003 we had $46.4 million (including a $10.9 million balance on the term loan) in LIBOR loans outstanding at a weighted-average interest rate of 3.85% and $500,000 in prime rate loans outstanding at a weighted-average interest rate of 5.25%.

     Principal payments on the outstanding term loan began on December 31, 2002 and continue quarterly until September 30, 2005. The initial principal payments are $1 million per calendar quarter beginning December 31, 2002, will increase to $1.25 million per calendar quarter beginning December 31, 2003 and will further increase to $1.5 million per calendar quarter beginning December 31, 2004. The Credit Facility includes a .50% commitment fee on the average daily unused amount for each fiscal quarter. The Credit Facility requires us to meet certain covenants, including minimum net worth and cash flow requirements and restricts the payment of cash dividends. At July 31, 2003, we were in compliance with all covenants.

     We were party to an interest rate swap agreement with a notional amount of $10 million that expired in July 2003. Under that agreement, we paid a fixed rate of 7.36% and received a rate equivalent to the thirty-day LIBOR, adjusted quarterly. In May 2003, we entered into a new swap agreement with an effective date of August 1, 2003 and an expiration date of October 3, 2005. The initial notional amount is $20 million beginning August 1, 2003, will decrease to $15 million on June 1, 2004, will decrease to $10 million on March 1, 2005 and will further decrease to $5 million on September 1, 2005. Under the new swap agreement, we pay a fixed rate of 1.85% and receive a rate equivalent to the thirty-day LIBOR, adjusted monthly.

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

     On June 15, 2001, we completed a $15 million private placement of subordinated debt to an institutional investor. The debenture carried interest at the annual rate of 13%, payable quarterly. The principal balance was scheduled to mature on August 31, 2006, but was prepaid in full during the third and fourth quarters of fiscal 2003. In conjunction with the subordinated debt, we issued a warrant to the investor to purchase 1,372,071 shares of common stock, with an exercise price of $3.8685 per share (subject to adjustment for organic changes in our common stock and for certain future issuances below the then-existing exercise price). The warrant was converted by the investor into 1,070,179 shares of common stock effective January 6, 2003.

     On October 26, 2000, we completed the acquisition of QuickShip, Inc., a retail shipping service company and our wholly owned subsidiary. QuickShip, which currently offers its service at over 250 retail locations in 26 states, provides consumers with a convenient, full-service, in-store postal and parcel shipping depot and provides retailers with an additional revenue source. The aggregate purchase price, including certain acquisition costs, was approximately $9.8 million, comprised of approximately $1.0 million in cash and deferred payments, $86,000 in a five-year warrant to purchase 100,000 shares of common stock with an exercise price of $6.00 per share, $2.0 million in liabilities assumed and $6.8 million paid in the form of 1,133,333 shares of Series A Convertible Preferred Stock valued at $6.00 per share. We currently project QuickShip to be dilutive by approximately $600,000 on an operating income basis in fiscal 2004 primarily due to depreciation and amortization expenses of approximately $500,000.

     On September 7, 2000, we completed a private placement of 1,716,667 shares of our Series A Convertible Preferred Stock to two institutional investors under common management and three individuals, including Billy Prim and Andrew Filipowski, for an aggregate purchase price of approximately $10.3 million. Messrs. Prim and Filipowski invested $50,000 and $250,000 for 8,333 and 41,667 shares of Series A Convertible Preferred Stock, respectively. In connection with this issuance of the Series A Convertible Preferred Stock we paid William Blair & Co. a placement fee of $500,000 in cash and issued a five-year warrant to purchase 16,667 shares of common stock at $6.00 per share. The warrant was converted by the investor into 10,100 shares of common stock effective September 27, 2002.

     The Series A Convertible Preferred Stock accrued a cumulative dividend on the 20th day of December, March, June, and September of each year based on an annual rate of 5% through September 7, 2003; 12% from September 8, 2003 through September 7, 2004; and 15% thereafter. Effective September 7, 2001, the annual dividend rate increased to 15% because a registration statement covering the shares of common stock into which the Series A Convertible Preferred Stock was convertible was not yet effective. The 15% rate continued until the registration statement became effective on April 8, 2002. As of July 31, 2003, 2002 and 2001, we had accrued dividends on the outstanding shares of Series A Convertible Preferred Stock of $0, $1.7 million and $770,000, respectively. During March, April and May 2002, the holder of 1,000,000 shares of Series A Convertible Preferred Stock voluntarily converted such shares into 1,000,000 shares of common stock. Effective September 24, 2002, as permitted by our Second Amended and Restated Certificate of Incorporation, as amended, we converted the remaining 1,850,000 outstanding shares of Series A Convertible Preferred Stock into 1,850,000 shares of common stock. Prior to the respective conversions, the shares of Series A Convertible Preferred Stock accrued a cumulative dividend that we satisfied, as permitted by the terms of the Series A Convertible Preferred Stock, by issuing an aggregate of 233,611 shares of our common stock to the holders of the Series A Convertible Preferred Stock upon conversion.

     On April 28, 2000, we entered into a joint venture agreement to operate and manage the automated propane bottling and cylinder refurbishing plant in North Carolina then owned by R4 Tech, which began operations in May 2000. We received a 49% ownership interest in the joint venture in exchange for our net contribution of approximately $3.4 million. Effective September 30, 2001, we entered into a sale and leaseback transaction with R4 Tech, purchasing all of the land, buildings and equipment associated with the propane bottling and cylinder refurbishing operation for $7.6 million. The purchase price was used by R4 Tech to repay our outstanding advances. Contemporaneously with the sale, R4 Tech leased back the land, buildings and equipment from us under the terms of a three-year operating lease agreement. The joint venture was accounted for using the equity method of accounting through the first quarter of fiscal 2003. As a result of the acquisition of Platinum, we increased our ownership interest in R4 Tech on a consolidated basis by 1% to 50%. We consolidated the results of R4 Tech beginning in the second quarter of fiscal 2003 as a result of our increased ownership and financial control. During the first quarter of fiscal 2003 we provided net advances of $1.1 million to R4 Tech. During the fiscal years 2002 and 2001, we provided net advances of $1.0 million and $4.2 million, respectively, to R4 Tech.

     We currently have capital commitments outstanding of approximately $2.5 million relating to machinery and equipment associated with three new cylinder refilling and refurbishing facilities that are being constructed in Los Angeles, Chicago and Denver and two mobile filling and refurbishing facilities. We expect that these commitments will be satisfied by the spring of 2004. We currently anticipate that our total capital expenditures for fiscal 2004, excluding acquisitions, will be approximately $14.0 million, and will relate primarily to cylinders, cylinder displays, computer technology and distribution infrastructure. Our capital expenditure and working capital requirements in the foreseeable future will change depending on many factors including, but not limited to, the rate of our expansion, our operating results and any other adjustments in our operating plan made in response to competition, acquisition opportunities or unexpected events.

     We believe that our existing borrowing capacity under the Credit Facility, together with cash provided by operations, will be sufficient to meet our expected capital expenditure and working capital requirements for fiscal 2004 and enable us to pay down a portion of our credit facility. However, if we experience an unexpected change in demand for our cylinder exchange service or our products, we may need additional funds to meet our capital requirements and, in that event, we may seek additional debt or equity financing. We cannot be sure that any additional equity or debt financing will be available on favorable terms or on terms that are not dilutive to our stockholders.

The following table summarizes our contractual payment obligations and other commercial commitments (in thousands):

Payment obligations by fiscal year ended July 31,

Contractual obligations	2004	2005	2006	2007	2008	Thereafter	Total

Long-term debt	$1,464	$42	$29	$24	$9	$110	$1,678
Capital lease obligations	219	267	129	17	14	9	655
Operating leases	1,422	715	344	223	53	—	2,757

Total contractual cash obligations	$3,105	$1,024	$502	$264	$76	$119	$5,090

Other commercial commitments	2004	2005	2006	2007	2008	Thereafter	Total

Line of credit	$4,750	$5,750	$36,400	$—	$—	$—	$46,900
Standby letters of credit	605	—	—	—	—	—	605

Total commercial commitments	$5,355	$5,750	$36,400	$—	$—	$—	$47,505

     We lease some of our facilities from Billy D. Prim, our Chairman and Chief Executive Officer, and from Rhino Real Estate, LLC, a company affiliated with Billy D. Prim and Andrew J. Filipowski, our Vice Chairman. The leases expire on December 31, 2003, April 30, 2004 and October 31, 2007, respectively. Our rent expense for these related-party leases for the years ended July 31, 2003, 2002 and 2001 was $433,000, $272,000 and $259,000, respectively. Management has received an independent third-party determination from Lincoln Harris, LLC to the effect that these leases are fair and within typical market conditions for comparable properties and that the terms of all of these leases are within the range of terms that could have been obtained from unrelated third parties for comparable properties.

     Uniflame Corporation leases its facility from H & M Enterprises, LLC, a company affiliated with Mac McQuilkin, the president of Uniflame. The lease terminates on March 31, 2005. Uniflame’s rent expense for the years ended July 31, 2003, 2002 and 2001 was $317,000, $316,000 and $308,000, respectively. Management believes that the terms of this lease are comparable to those that could have been obtained from unrelated third parties.

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

Price of Propane

     Beginning with the third quarter of fiscal 2000 and continuing through the third quarter of fiscal 2001, there were dramatic increases in fuel costs and propane reached unusually high levels. During the fourth quarter of fiscal 2001 and continuing through the first quarter of fiscal 2003, propane prices returned to a range more consistent with historical levels, but during the balance of fiscal 2003, again reached unusually high levels. On March 1, 2001, we initiated a propane price hedging strategy that reduced, and we currently believe will continue to reduce, our gross margin risk resulting from fluctuations in the price of propane. Our strategy is designed to reduce exposure to the fuel cost component of a significant portion of our expected total cylinder exchange volume. If propane costs rise, our gross margins and results of operations would be negatively affected due to additional costs on unhedged volumes (both within and, if applicable, in excess of our expected volumes) that we may not be able to recover fully through an increase in our price to retailers.

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

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions in SFAS No. 123 and Accounting Principles Board Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. We adopted the interim financial reporting for interim periods beginning after December 15, 2002. The adoption of SFAS No. 148 did not have a material impact on our consolidated results of operations or financial position.

     In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, which addresses the consolidation of business enterprises (variable interest entities), to which the usual condition of consolidation, a controlling financial interest, does not apply. FIN 46 requires an entity to assess its business relationships to determine if they are variable interest entities. As defined in FIN 46, variable interests are contractual, ownership or other interests in an entity that change with changes in the entity’s net asset value. Variable interests in an entity may arise from financial instruments, service contracts, guarantees, leases or other arrangements with the variable interest entity. An entity that will absorb a majority of the variable interest entity’s expected losses or expected residual returns, as defined in FIN 46, is considered the primary beneficiary of the variable interest entity. The primary beneficiary must include the variable interest entity’s assets, liabilities and results of operations in its consolidated financial statements. FIN 46 is immediately effective for all variable interest entities created after January 31, 2003. For variable interest entities created prior to this date, the provisions of FIN 46 were originally required to be applied no later than our first quarter of Fiscal 2004. On October 8, 2003, the FASB issued FASB Staff Position (FSP) FIN 46-6, Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities. The FSP provides a limited deferral (until the end of our second quarter of 2004) of the effective date of FIN 46 for certain interests of a public entity in a variable interest entity or a potential variable interest entity. We will continue to evaluate FIN 46, but due to the complex nature of the analysis required by FIN 46, we have not determined the impact on our consolidated results of operations or financial position. We have goodwill associated with previous acquisitions that may be affected by FIN 46.

     In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. We adopted this standard for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on our consolidated results of operations or financial position.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. We adopted this standard for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS No. 150 did not have a material impact on our consolidated results of operations or financial position.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     We are exposed to market risk related to changes in interest rates on borrowings under our Credit Facility. The Credit Facility bears interest based on LIBOR and the prime rate, plus an applicable margin dependent upon a total leverage ratio. To quantify our exposure to interest rate risk, a 100 basis point increase in interest rates would have increased interest expense for the years ended July 31, 2003, 2002 and 2001 by approximately $284,000, $243,000 and $341,000, respectively. Actual changes in interest rates may differ materially from the hypothetical assumptions used in computing this exposure.

     We use derivative financial instruments to manage exposure to fluctuations in interest rates on our Credit Facility (Note 14 of Notes to Consolidated Financial Statements). These derivative financial instruments, which are all swap agreements, are not entered into for trading purposes. A swap agreement is a contract to exchange a floating rate for a fixed rate without the exchange of the underlying notional amount. In fiscal 2000, we entered into an interest rate swap agreement with a notional amount of $10 million as a hedge of our variable interest rate debt represented by the Credit Facility. Under the swap agreement, which expired in July 2003, we paid a fixed rate of 7.36% and received a rate equivalent to the thirty-day LIBOR, adjusted quarterly. At July 31, 2003, we had $46.4 million in LIBOR-based loans outstanding at a weighted-average interest rate of 3.85% and the interest rate swap was an effective cash flow hedge. In May 2003, we entered into a new swap agreement with an effective date of August 1, 2003 and an expiration date of October 3, 2005. The initial notional amount is $20 million beginning August 1, 2003, will decrease to $15 million on June 1, 2004, will decrease to $10 million on March 1, 2005 and will further decrease to $5 million on September 1, 2005. Under the new swap agreement, we will pay a fixed rate of 1.85% and receive a rate equivalent to the thirty-day LIBOR, adjusted monthly.

     We are exposed to commodity price risk related to changes in the price of propane. If propane prices rise, our gross margins and results of operations would be negatively affected due to additional costs that may not be fully recovered through an increase in our price to retailers. Assuming that propane prices are not hedged and any increase cannot be recovered through an increase in our price, a $.01 increase in the price per gallon of propane would reduce the gross margin in our cylinder exchange segment by approximately .3% or 30 basis points. Actual changes in cylinder exchange margins may differ materially from that based on the hypothetical assumptions used in computing this exposure. We have entered into a series of monthly option contracts that are designed to reduce exposure to the propane cost component of a significant portion of our total projected cylinder exchange volume (Note 14 of Notes to Consolidated Financial Statements). These monthly option contracts are not entered into for trading purposes.

     We invest our cash and cash equivalents in investment grade, highly liquid investments consisting of money market instruments, bank certificates of deposit and overnight investments in commercial paper. Substantially all of our transactions are conducted and accounts are denominated in U.S. dollars, and, as such, we do not currently have material exposure to foreign currency risk.

Item 8. Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

BLUE RHINO CORPORATION

REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of
Blue Rhino Corporation:

     We have audited the accompanying consolidated balance sheets of Blue Rhino Corporation and subsidiaries as of July 31, 2003, and 2002 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years then ended. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Blue Rhino Corporation at July 31, 2003, and 2002, and the consolidated results of their operations and cash flows for each of the three years then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note 7 to the financial statements the Company adopted Statement of Financial Accounting Standard No. 142, requiring the Company to cease the amortization of goodwill and instead review goodwill for impairment on adoption and annually thereafter.

/s/ ERNST & YOUNG LLP

Greensboro, North Carolina
September 16, 2003,
except for the last paragraph of Note 2
as to which the date is October 8, 2003

BLUE RHINO CORPORATION

CONSOLIDATED BALANCE SHEETS
As of July 31, 2003 and 2002
(In thousands, except share and per share data)

	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$2,495	$1,563
Accounts receivable, net	25,809	25,329
Inventories	20,372	11,035
Prepaid expenses and other current assets	7,055	3,081
Deferred income taxes	2,266	—

Total current assets	57,997	41,008
Cylinders, net	50,917	37,004
Property, plant and equipment, net	37,765	30,477
Goodwill and other intangibles, net	62,862	31,988
Other assets	1,264	2,896

Total assets	$210,805	$143,373

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,193	$19,969
Current portion of long-term debt and capital lease obligations	6,433	2,013
Accrued liabilities	5,679	3,770

Total current liabilities	31,305	25,752
Long-term debt and capital lease obligations, less current maturities	42,800	39,259
Deferred income taxes	4,232	—

Total liabilities	78,337	65,011
Stockholders’ equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, 1,850,000 shares issued and outstanding at July 31, 2002	—	2
Common stock, $0.001 par value, 100,000,000 shares authorized, 17,838,027 and 12,058,542 shares issued and outstanding at July 31, 2003 and 2002, respectively	18	12
Capital in excess of par	132,704	95,901
Accumulated deficit	(1,068)	(17,527)
Accumulated other comprehensive income (loss)	814	(26)

Total stockholders’ equity	132,468	78,362

Total liabilities and stockholders’ equity	$210,805	$143,373

     The accompanying notes are an integral part of the consolidated financial statements.

BLUE RHINO CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended July 31, 2003, 2002 and 2001
(In thousands, except per share data)

	2003	2002	2001

Net revenues	$258,222	$205,585	$137,957
Operating costs and expenses:
Cost of sales	196,084	159,440	106,783
Selling, general and administrative	28,404	21,886	18,688
Depreciation and amortization	9,261	7,888	8,461

Total operating costs and expenses	233,749	189,214	133,932

Income from operations	24,473	16,371	4,025
Interest and other expenses (income):
Interest expense	7,784	6,217	5,134
Loss on investee	455	714	2,572
Nonrecurring item	—	—	449
Other, net	(2,513)	(422)	(301)

Income (loss) before income taxes	18,747	9,862	(3,829)
Income taxes	2,217	47	123

Net income (loss)	16,530	9,815	(3,952)
Preferred dividends	71	1,789	770

Income (loss) available to common stockholders	$16,459	$8,026	$(4,722)

Earnings per common share:
Basic	$1.00	$0.63	$(0.41)

Diluted	$0.86	$0.55	$(0.41)

Shares used in per share calculations:
Basic	16,430	12,658	11,641

Diluted	19,239	14,701	11,641

The accompanying notes are an integral part of the consolidated financial statements.

BLUE RHINO CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended July 31, 2003, 2002 and 2001
(In thousands, except share data)

	Common Stock		Preferred Stock
					Capital in
	Shares	Amount	Shares	Amount	Excess of Par

Balances, July 31, 2000	9,221,703	$9			$59,897
Issuance of Series A Convertible Preferred stock			1,716,667	$2	9,659
Issuance of common stock warrants
Issuance of preferred stock in connection with acquisitions			1,133,333	1	6,799
Issuance of common stock under employee stock purchase and option plans	57,449				84
Accretion of preferred dividend					770
Expense related to distributor stock option plan					180
Loss on derivative instruments
Net loss
Total comprehensive loss

Balances, July 31, 2001	9,279,152	9	2,850,000	3	77,389
Issuance of Series A Convertible Preferred stock					(168)
Issuance of common stock in private placement	1,500,000	2			9,861
Conversion of preferred stock to common stock	1,000,000	1	(1,000,000)	(1)
Common stock issued for preferred dividend	96,532
Accretion of preferred dividend					1,789
Proceeds from exercise of stock options and warrants	105,277				481
Issuance of common stock under employee stock purchase plan	77,581				237
Expense related to distributor stock option plan					111
Income on derivative instruments
Net income
Total comprehensive income

Balances, July 31, 2002	12,058,542	12	1,850,000	2	89,700
Issuance of common stock in private placement	1,000,000	1			13,497
Conversion of preferred stock to common stock	1,850,000	2	(1,850,000)	(2)
Common stock issued for preferred dividend	137,079
Accretion of preferred dividend					71
Issuance of common stock in connection with acquisitions	1,104,196	1			18,549
Proceeds from exercise of stock options and warrants	1,635,436	2			7,353
Issuance of common stock under employee stock purchase plan	52,774				356
Expense related to distributor stock option Plan					125
Tax effect of non-qualified stock options exercised					494
Income on derivative instruments, net of income taxes of $533
Net income
Total comprehensive income

Balances, July 31, 2003	17,838,027	$18	—	$—	$130,145

[Additional columns below]

[Continued from above table, first column(s) repeated]

			Accumulated
	Common		Other	Total	Total
	Stock	Accumulated	Comprehensive	Stockholders’	Comprehensive
	Warrants	Deficit	Income (Loss)	Equity	Income (Loss)

Balances, July 31, 2000	$2,877	$(20,831)		$41,952
Issuance of Series A Convertible Preferred stock				9,661
Issuance of common stock warrants	3,526			3,526
Issuance of preferred stock in connection with acquisitions				6,800
Issuance of common stock under employee stock purchase and option plans				84
Accretion of preferred dividend		(770)		—
Expense related to distributor stock option plan				180
Loss on derivative instruments			$(1,102)	(1,102)	$(1,102)
Net loss		(3,952)		(3,952)	(3,952)

Total comprehensive loss					$(5,054)

Balances, July 31, 2001	6,403	(25,553)	(1,102)	57,149
Issuance of Series A Convertible Preferred stock				(168)
Issuance of common stock in private placement				9,863
Conversion of preferred stock to common stock				—
Common stock issued for preferred dividend				—
Accretion of preferred dividend		(1,789)		—
Proceeds from exercise of stock options and warrants	(202)			279
Issuance of common stock under employee stock purchase plan				237
Expense related to distributor stock option plan				111
Income on derivative instruments			1,076	1,076	$1,076
Net income		9,815		9,815	9,815

Total comprehensive income					$10,891

Balances, July 31, 2002	6,201	(17,527)	(26)	78,362
Issuance of common stock in private placement	843			14,341
Conversion of preferred stock to common stock				—
Common stock issued for preferred dividend				—
Accretion of preferred dividend		(71)		—
Issuance of common stock in connection with acquisitions				18,550
Proceeds from exercise of stock options and warrants	(4,485)			2,870
Issuance of common stock under employee stock purchase plan				356
Expense related to distributor stock option Plan				125
Tax effect of non-qualified stock options exercised				494
Income on derivative instruments, net of income taxes of $533			840	840	$840
Net income		16,530		16,530	16,530

Total comprehensive income					$17,370

Balances, July 31, 2003	$2,559	$(1,068)	$814	$132,468

The accompanying notes are an integral part of the consolidated financial statements.

BLUE RHINO CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended July 31, 2003, 2002 and 2001
(In thousands)

	2003	2002	2001

Cash flows from operating activities:
Net income (loss)	$16,530	$9,815	$(3,952)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,261	7,888	8,461
Loss on investee	455	714	2,572
Expense related to distributor stock option plan	125	111	180
Non-cash interest expenses	3,446	1,048	210
Deferred income taxes	2,157	—	—
Nonrecurring item	—	—	449
Other	363	105	38
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	250	(5,710)	(485)
Inventories	(15,035)	(3,126)	(2,477)
Other current assets	(295)	140	(1,540)
Accounts payable and accrued liabilities	(5,693)	5,764	(2,159)

Net cash provided by operating activities	11,564	16,749	1,297

Cash flows from investing activities:
Business acquisitions	(6,746)	(218)	(1,334)
Purchases of property, plant and equipment	(11,400)	(4,683)	(5,582)
Purchase of cylinders, net	(7,720)	(7,381)	(5,414)
Net investment in and advances to joint venture	(1,086)	(1,049)	(4,152)
(Issuance of) collections on notes receivable and advances to distributors, net	(2,372)	205	217

Net cash used in investing activities	(29,324)	(13,126)	(16,265)

Cash flows from financing activities:
Proceeds from (payments on) revolving line of credit, net	9,357	(10,977)	(6,654)
Proceeds from term loan	10,900	—	—
Proceeds from issuance of common stock, net	18,066	10,210	84
Payment of debt issuance and common stock registration costs	(1,320)	—	(932)
Payments of long-term debt and capital lease obligations	(18,311)	(2,337)	(2,226)
Proceeds from issuance of preferred stock, net	—	—	9,661
Proceeds from debt issuance	—	—	15,000

Net cash provided by (used in) financing activities	18,692	(3,104)	14,933

Net increase (decrease) in cash and cash equivalents	932	519	(35)
Cash and cash equivalents at beginning of period	1,563	1,044	1,079

Cash and cash equivalents at end of period	$2,495	$1,563	$1,044

The accompanying notes are an integral part of the consolidated financial statements.

BLUE RHINO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

1. Description of Business and Basis of Presentation

     Blue Rhino Corporation (“Blue Rhino” or the “Company”) believes it is the leading provider of propane cylinder exchange as well as a leading provider of complementary propane and non-propane products to consumers. Blue Rhino cylinder exchange provides consumers with a convenient means to exchange empty cylinders for clean, safe, precision-filled cylinders. The Company has branded cylinder displays at over 28,000 retail locations in 48 states plus Puerto Rico. Blue Rhino cylinder exchange is offered at leading home improvement centers, mass merchants, hardware, grocery and convenience stores. Cylinders are delivered to retailers through a national network of 51 independent and company-owned distributors. The Blue Rhino products group designs and imports patio heaters, barbecue grills, mosquito elimination devices and various garden and fireplace products primarily from Asia. These products are marketed primarily to home improvement centers, mass merchants, and hearth stores. A subsidiary, QuickShip, Inc., provides consumers with a convenient, full-service, in-store postal and parcel shipping depot and provides retailers with another revenue source.

     The consolidated financial statements of Blue Rhino Corporation (the “Company”) include the accounts of its wholly owned subsidiaries: Uniflame Corporation (“Uniflame”); QuickShip, Inc. (“QuickShip”); Rhino Services, L.L.C., CPD Associates, Inc.; USA Leasing, L.L.C.; Blue Rhino Global Sourcing, LLC; Platinum Propane, L.L.C. (“Platinum”); Ark Holding Company LLC (“Ark”); and Blue Rhino Consumer Products, LLC. As a result of the Company’s acquisition of Platinum in November 2002, the Company increased its ownership interest in R4 Technical Center North Carolina, LLC (“R4 Tech”) on a consolidated basis by 1% to 50%. The Company consolidated the results of R4 Tech beginning in the second quarter of fiscal 2003 as a result of its increased ownership and financial control (Note 11). All material intercompany transactions and balances have been eliminated in consolidation.

2. Summary of Significant Accounting Policies

     Revenue Recognition — Blue Rhino recognizes: (i) cylinder transaction revenues upon delivery of the cylinders to retailers by our distributors; (ii) products revenues upon shipment to retailers; and (iii) shipping services revenues at the time consumers ship packages at the in-store retail depot. The Company estimates returns and allowances against the revenues and records the estimated returns and allowances in the same period in which the revenue is recorded. These estimates are based upon historical analysis, customer agreements and/or currently known factors that arise in the normal course of business.

     Accounts Receivable, Net — Accounts receivable, net include allowances for doubtful accounts of $917 and $841 at July 31, 2003 and 2002, respectively. Allowances for doubtful accounts are estimated at the segment level based on estimates of losses related to customer receivable balances. Quantitative estimates are developed from accounts receivable agings based on expected losses. Qualitative estimates are based on evaluations of specific customer accounts in light of current economic conditions. Balances due from customers in bankruptcy are considered uncollectible.

     Inventories — Inventories are valued at the lower of cost or market on a first-in, first-out (FIFO) basis and consist primarily of finished goods including cylinders, cylinder valves, grills, patio heaters, mosquito eliminators, fireplace accessories, and garden products. The Company maintains reserves for obsolete inventories. Specific reserves are established based on an evaluation of the inventory to determine if cost exceeds market value. General reserves are established based on markdowns applied to excess or aged inventories.

     Cylinders, Net — Cylinders are stated at cost and depreciated on a straight-line basis over their estimated useful lives of twenty-five years. Cylinders include the cost of proprietary valves. The proprietary valves are depreciated on a straight-line basis over their estimated useful lives of twelve years. Depreciation expense for the years ended July 31, 2003, 2002, and 2001 was $2,618, $2,126 and $1,434, respectively.

     Capitalized Software Development Costs — Certain development costs for internal use software are capitalized when incurred. Capitalization of software development costs begins upon the establishment of technological feasibility and ceases when the product is ready for release. Software development costs are amortized on a straight-line basis over the expected life of the product estimated at three years. Capitalized software development costs were $1,785, $560 and $583 for the years ended July 31, 2003, 2002 and 2001, respectively. At July 31, 2003 and 2002, total capitalized costs were $4,144 and $2,359 and accumulated amortization was $2,308 and $1,419, respectively.

     Property, Plant and Equipment, Net — Property, plant and equipment are stated at cost. Depreciation and amortization are provided for using the straight-line method over estimated useful lives ranging from 3 to 10 years for cylinder displays, 3 to 5 years for computer hardware and software, and 5 to 30 years for building and equipment.

     Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. For assets held and used, an impairment charge is recognized if projected undiscounted cash flows are not adequate to cover the carrying value of the assets. For assets held for disposal, an impairment charge is recognized if the carrying value of the assets exceeds the fair value less costs to sell.

     Goodwill and other Intangibles, Net — In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Our annual measurement date is February 1. The Company applied the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal year 2002. There was no impairment of goodwill upon adoption of SFAS 142. The Company is required to perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances. The Company cannot be sure that future goodwill impairment tests will not result in a charge to earnings. Patents and other intellectual property are amortized over their estimated useful lives. Non-compete agreements are amortized using the straight-line method over the life of the agreements, which is generally three years.

     Financial Instruments — Financial instruments consist of cash and cash equivalents, accounts receivable, advances, notes receivable, short-term and long-term debt and derivatives. The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. At July 31, 2003 and 2002 the carrying amounts of the Company’s financial instruments approximated their fair values.

     The Company uses derivative financial instruments to manage exposure to fluctuations in interest rates on its variable rate debt (Note 14). An interest rate swap agreement is a contract to exchange floating rate for fixed interest payments periodically over the life of the agreement without the exchange of the underlying notional amount. The notional amount of the swap agreement is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. The differential paid or received under the interest rate swap agreement is recognized as an adjustment to interest expense.

     The Company uses derivative financial instruments in the form of swaps and collars to hedge against fluctuations in the propane price component of its distributor payments and in the price of propane purchases at company-owned distributors (Note 14). The differential paid or received under the agreements is recognized as an adjustment to cost of sales.

     Comprehensive income — Comprehensive income includes net income and certain financial statement components, such as net unrealized holding gains or losses, cumulative translation adjustments, and income or loss on derivative instruments. The Company reports accumulated other comprehensive income in the Consolidated Statement of Stockholders’ Equity.

     Advertising and Promotion — The Company expenses advertising and promotion costs as incurred and these costs are included as selling, general and administrative expenses. Advertising and promotion costs for the years ended July 31, 2003, 2002 and 2001 were $145, $262 and $392, respectively. Cooperative advertising expenses are classified as a reduction of revenue.

     Self-Insurance — The Company is self-insured for a portion of losses relating to worker’s compensation, automobile, and product liability claims. Claims filed and claims incurred but not reported are accrued based upon management’s estimates of the aggregate liability for claims using insurance data and historical experience.

     Income Taxes — Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

     Stock-Based Compensation — The Company accounts for the 1994 Stock Incentive Plan, the 1998 Stock Incentive Plan and the Director Option Plan in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued

to Employees (“APB 25”) (Note 15). Under APB 25, no compensation expense is recognized for stock options issued with an exercise price equivalent to the fair value of the Company’s common stock on the date of grant. In general, stock options and other equity instruments granted or issued under the Distributor Stock Option Plan are accounted for in accordance with Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). For companies that continue to account for stock-based compensation arrangements under APB 25, SFAS 123 requires disclosure of the pro forma effect on net income (loss) as if the fair value based method prescribed by SFAS 123 had been applied. The Company has adopted the pro forma disclosure requirements of SFAS 123.

     Had compensation expense for the 1994 Stock Incentive Plan, the 1998 Stock Incentive Plan or the Director Option Plan been determined for options granted since August 1, 1995 in accordance with SFAS No. 123, the Company’s pro forma net income/(loss) and earnings/(loss) per share for the years ended July 31, 2003, 2002 and 2001 would have been as follows:

	2003	2002	2001

Net income (loss) available for common stockholders:
As reported	$16,459	$8,026	$(4,722)

Pro forma	$13,212	$6,636	$(5,952)

Earnings (loss) per common share:
Basic:
As reported	$1.00	$0.63	$(0.41)

Pro forma	$0.80	$0.52	$(0.51)

Diluted:
As reported	$0.86	$0.55	$(0.41)

Pro forma	$0.69	$0.45	$(0.51)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for all grants: expected lives ranging from five to six years; expected volatility ranging from 30% to 91%; expected dividends of zero and a risk-free interest rate ranging from 1.1% to 5.8%.

     Use of Estimates — The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from these estimates.

     Reclassification — Certain prior year amounts have been reclassified to conform to the presentation adopted in fiscal 2003.

     Recent Accounting Pronouncements — In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 143, Accounting for Asset Retirement Obligations. The Statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. As required by SFAS No. 143, the Company adopted this new accounting standard for fiscal year 2003. The adoption of SFAS No. 143 did not have a material impact on the Company’s consolidated results of operations or financial position.

     In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement establishes a single accounting model for the impairment or disposal of long-lived assets. As required by SFAS No. 144, the Company adopted this new accounting standard for fiscal year 2003. The adoption of SFAS No. 144 did not have a material impact on the Company’s consolidated results of operations or financial position.

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This Statement eliminates an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and establishes that gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria for treatment as extraordinary. The Company adopted this standard for fiscal year 2003. The adoption of SFAS No. 145 did not have a material impact on the Company’s consolidated results of operations or financial position.

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The Company adopted this standard for fiscal year 2003. The adoption of SFAS No. 146 did not have a material impact on the Company’s consolidated results of operations or financial position.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions in SFAS No. 123 and Accounting Principles Board Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The Company adopted the interim financial reporting for interim periods beginning after December 15, 2002. The adoption of SFAS No. 148 did not have a significant impact on the Company’s consolidated results of operations or financial position.

     In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. The Company adopted this standard for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a significant impact on the Company’s consolidated results of operations or financial position.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. The Company adopted this standard for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS No. 150 did not have a significant impact on the Company’s consolidated results of operations or financial position.

     In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, which addresses the consolidation of business enterprises (variable interest entities), to which the usual condition of consolidation, a controlling financial interest, does not apply. FIN 46 requires an entity to assess its business relationships to determine if they are variable interest entities. As defined in FIN 46, variable interests are contractual, ownership or other interests in an entity that change with changes in the entity’s net asset value. Variable interests in an entity may arise from financial instruments, service contracts, guarantees, leases or other arrangements with the variable interest entity. An entity that will absorb a majority of the variable interest entity’s expected losses or expected residual returns, as defined in FIN 46, is considered the primary beneficiary of the variable interest entity. The primary beneficiary must include the variable interest entity’s assets, liabilities and results of operations in its consolidated financial statements. FIN 46 is immediately effective for all variable interest entities created after January 31, 2003. For variable interest entities created prior to this date, the provisions of FIN 46 were originally required to be applied no later than the Company’s first quarter of Fiscal 2004. On October 8, 2003, the FASB issued FASB Staff Position (FSP) FIN 46-6, Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities. The FSP provides a limited deferral (until the end of the Company’s second quarter of 2004) of the effective date of FIN 46 for certain interests of a public entity in a variable interest entity or a potential variable interest entity. The Company will continue to evaluate FIN 46, but due to the complex nature of the analysis required by FIN 46 has not determined the impact on its consolidated results of operations or financial position.

3. Concentration of Credit Risk

     The Company’s cash and cash equivalents are held by high-quality financial institutions, thereby reducing credit risk concentrations. Due to the geographic dispersion and the high credit quality of the Company’s significant customers, credit risk relating to accounts receivable is limited. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, does not require collateral on accounts receivable. The Company’s three largest customers accounted for a total of approximately 65%, 59%, and 54% of net revenues in the years ended July 31, 2003, 2002 and 2001, respectively, as follows:

	2003	2002	2001

Wal*Mart	36%	32%	26%
Home Depot	18	18	19
Lowe’s Companies	11	9	9

Total	65%	59%	54%

     The Company’s revenues with Home Depot and Lowe’s are predominantly in the cylinder exchange segment while revenues with Wal Mart occur in both the cylinder exchange and products segments. Approximately 58% and 47% of the Company’s aggregate accounts receivable at July 31, 2003 and 2002, respectively, were from these customers. If the financial condition or operations of these customers deteriorate, the Company’s operating results could be adversely affected.

4. Cylinders, net

     The Company owns propane cylinders and cylinder displays. The Company is responsible for the cost of refurbishing cylinders obtained from consumers in exchange transactions. The Company currently offers three types of cylinder transactions: (i) like-for-like cylinder exchanges; (ii) cylinder exchanges with valve upgrades offering additional safety features; and (iii) filled cylinder sales. The refurbishment cost of all three types of cylinder transactions, the valve cost associated with upgrade transactions, and the cylinder cost associated with sale transactions are expensed as part of cost of goods sold. As cylinder inventories are depleted by sale transactions, they are generally replaced by purchasing new cylinders.

     Cylinder cost as of July 31, 2003 and 2002 was $47,318 and $30,781, respectively, with accumulated depreciation of $5,175 and $3,474, respectively. As of July 31, 2003 and 2002, cylinder cost included the cost of proprietary valves of $11,008 and $11,008, respectively, with accumulated depreciation of $2,234 and $1,317, respectively.

     Significant portions of cylinders and displays are leased to independent distributors under operating lease agreements for use within each distributor’s territory (Note 6). Under these lease agreements, independent distributors are obligated to refurbish cylinders into like-new condition and, in the event of loss or damage, to repair or replace the cylinders. In addition, the distributor (lessee) is obligated to pay for all maintenance, installation, deinstallation, taxes and insurance related to the cylinders. The leases continue until either party terminates upon 60 days written notice the other party.

     As of July 31, 2003 and 2002, the costs of cylinders under lease were $22,236 and $30,781, respectively, with accumulated depreciation of $2,400 and $3,474, respectively. Lease income for cylinders for the years ended July 31, 2003, 2002 and 2001 was $1,785, $2,865 and $2,957, respectively. As of July 31, 2003, estimated future minimum rental payments to be received are approximately $1,205 per year through the year 2008.

5. Prepaid Expenses and Other Current Assets

     Prepaid expenses and other current assets consists of the following at July 31:

	2003	2002

Advances	$1	$991
Prepaid expenses and other receivables	5,561	1,782
Propane derivative	1,365	307
Notes receivable	128	1

	$7,055	$3,081

6. Property, Plant and Equipment, Net

     Property, plant and equipment consists of the following at July 31:

	2003	2002

Land	$178	$178
Building and leasehold improvements	4,442	3,526
Cylinder displays, including panel graphics	31,429	26,894
Vehicles	1,843	589
Machinery and equipment	8,083	6,578
Furniture & fixtures	432	283
Computer hardware and software	11,063	8,337
Equipment leased under capital leases	750	411
Construction in progress	1,945	—

	60,165	46,796
Less accumulated depreciation and amortization (including $174 and $135 as of July 31, 2003 and 2002, respectively, for equipment under capital leases)	(22,400)	(16,319)

	$37,765	$30,477

     Depreciation and amortization expense for the years ended July 31, 2003, 2002 and 2001 was $6,495, $5,453 and $4,384, respectively.

     The Company enters into operating lease agreements with its independent distributors for cylinder displays for use within each distributor’s territory. Under these leases, the distributor (lessee) is obligated to pay for all maintenance, installation, deinstallation, taxes and insurance related to the cylinder displays. The lessee bears all risk of loss and damage to the displays and, in the event of loss or damage, is required to repair or replace the displays. The leases continue until either party terminates upon 60 days written notice to the other party. As of July 31, 2003 and 2002, the costs of cylinder displays under lease were $15,957 and $24,573, respectively, with accumulated depreciation of $5,578 and $7,538, respectively. Lease income for cylinder displays for the years ended July 31, 2003, 2002 and 2001 was $1,050, $1,646 and $1,685, respectively. As of July 31, 2003, estimated future minimum rental payments to be received are approximately $882 per year through the year 2008.

     Effective September 30, 2001, the Company entered into a sale and leaseback transaction with R4 Tech. The Company purchased all of the land, buildings and equipment associated with the propane bottling and cylinder refurbishing operation. The assets were purchased for $7,599. The purchase price was used to repay outstanding advances to R4 Tech. Simultaneously, R4 Tech leased the land, buildings, and equipment from the Company under the terms of a three-year operating lease agreement. Under this agreement, R4 Tech pays Blue Rhino a ten percent annual rate based on the value of all leased equipment. Lease income for the years ended July 31, 2003 and 2002 was $196 and $640, respectively. As a result of the acquisition of Platinum, the Company increased its ownership interest in R4 Tech (Note 11) on a consolidated basis by 1% to 50%. The Company consolidated the results of R4 Tech beginning in the second quarter of fiscal 2003 as a result of its increased ownership and financial control, therefore the lease payments are eliminated in consolidation.

     Land, buildings and equipment leased to R4 Tech consisted of the following at July 31, 2003 and 2002:

	2003	2002

Land	$158	$158
Buildings	2,921	2,775
Equipment	5,173	4,837

	8,252	7,770
Accumulated depreciation	(939)	(418)

	$7,313	$7,352

7. Goodwill and other intangibles, Net

     Intangibles consist of the following at July 31:

	2003	2002

Goodwill	$64,852	$33,867
Patents and trademarks	1,421	1,409
Non-compete agreements	1,029	1,002

	67,302	36,278
Accumulated amortization	(4,440)	(4,290)

	$62,862	$31,988

     Amortization expense for the years ended July 31, 2003, 2002 and 2001 was $148, $309, and $2,644, respectively. As of July 31, 2003, the estimated aggregate amortization expense for each of the five succeeding fiscal years is $114 in 2004, $81 in 2005, $71 in 2006, $71 in 2007 and $67 in 2008.

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

     The Company applied the new rules for accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2002. In accordance with the requirements of SFAS 142, the Company has identified three reporting units: the cylinder exchange segment, the products group and QuickShip. The forecasts, valuations and impairment analyses under the Statement were made at these reporting unit levels. The fair values of the cylinder exchange segment and the products group were based on discounted cash flow projections over ten fiscal years. The Company projected positive cash flows for cylinder exchange and the products group in all periods. The valuations indicated that the fair value of the reporting units exceeded the carrying value of the reporting units by a substantial margin.

     Negative indicators have existed for QuickShip, including operating losses and negative cash flows. As a result, management deemed it appropriate to obtain an independent valuation of QuickShip to determine if goodwill impairment existed as of August 1, 2001. The valuation was based on projected cash flows over ten fiscal years with significant growth in the number of locations and revenue assumed in years three through seven. Capital expenditures range from $100 to $750 each year. The valuation uses a discount rate of 25%. The independent valuation concluded that the fair value of QuickShip exceeded its carrying value at August 1, 2001. Since that date, the Company has updated the valuation on a quarterly basis using revised assumptions of cash flow in the future years based upon the Company’s most recent business plan, which shows near breakeven cash flows in year three with steadily increasing cash flows in years four through ten. Each of the revised valuations also concluded that there was no impairment of the $6.3 million in goodwill for QuickShip.

     Based on the foregoing, the Company determined there to be no impairment of goodwill. Future goodwill impairment tests may, however, result in a charge to earnings.

     The following table presents the impact of SFAS 142 on net income (loss) and net income (loss) per share for the years ended July 31, 2003 and 2002 and, assuming SFAS 142 had then been in effect, for the year ended July 31, 2001 (in thousands, except per share amounts):

	2003	2002	2001

Reported income (loss) available to common stockholders	$16,459	$8,026	$(4,722)
Adjustments:
Amortization of goodwill	—	—	2,268

Adjusted income (loss) available to common stockholders	$16,459	$8,026	$(2,454)

Reported basic income (loss) per common share	$1.00	$0.63	$(0.41)

Reported diluted income (loss) per common share	$0.86	$0.55	$(0.41)

Adjusted basic income (loss) per common share	$1.00	$0.63	$(0.21)

Adjusted diluted income (loss) per common share	$0.86	$0.55	$(0.21)

8. Long-Term Debt and Capital Lease Obligations

     Long-term debt and capital leases consist of the following at July 31:

	2003	2002

Bank credit facility
Revolving line of credit	$36,000	$26,643
Term loan	10,900	—
Subordinated debt	—	15,000
Discount on subordinated debt	—	(2,666)
Acquisition notes payable	158	655
Capital lease obligations bearing interest at various rates from 3.2% to 12.6%	655	113
Other	1,520	1,527

	49,233	41,272
Less amounts due within one year	6,433	2,013

	$42,800	$39,259

     The aggregate maturities of long-term debt and capital lease obligations at July 31, 2003 are as follows:

	Long-Term	Capital Lease
	Debt	Obligations	Total

2004	$6,214	$263	$6,477
2005	5,792	277	6,069
2006	36,429	132	36,561
2007	24	19	43
2008	9	15	24
Thereafter	110	9	119

	48,578	715	49,293
Less imputed interest	—	(60)	(60)

	$48,578	$655	$49,233

     On November 20, 2002, the Company completed the syndication of a new and expanded bank credit facility (the “Credit Facility”). The Credit Facility consists of a $45,000 revolving line of credit and a $15,000 term loan, both for general corporate purposes, inclusive of payments made under letters of credit. The Company has outstanding letters of credit of $605 and $1,093 as of July 31, 2003 and 2002, respectively. The Credit Facility has a maturity date of November 30, 2005 and, as amended, requires the Company to utilize the approximately $14,900 in net proceeds from a private placement of common stock completed December 20, 2002 to repay the term loan or its subordinated debt, in such proportion as the Company elects, by July 31, 2003. In the third and fourth quarters of fiscal 2003, the Company repaid the entire $15,000 of the subordinated debt and incurred a $2,589 non-cash charge that was reflected in interest expense. Advances under the Credit Facility are collateralized by a lien on substantially all of the Company’s assets.

     Advances under the Credit Facility may be made as either base rate (“prime rate”) loans or London Interbank Offered Rate (“LIBOR”) loans at the Company’s election. Interest rates are based upon either the LIBOR or prime rate plus an applicable margin dependent upon a total leverage ratio. The applicable LIBOR margins range from 200 to 300 basis points, and the applicable prime rate margins range from 50 to 150 basis points. The Company incurred fees of $1,320 in connection with the Credit Facility. The fees will be amortized over the life of the Credit Facility, through November 30, 2005. The Company incurred a charge of $96 in November 2002 resulting from unamortized fees related to its prior credit facility. On July 31, 2003 the Company had $46,400 (including a $10,900 balance on the term loan) in LIBOR loans outstanding at a weighted-average interest rate of 3.85% and $500 in prime rate loans outstanding at a weighted-average interest rate of 5.25%.

     Principal payments on the outstanding term loan began on December 31, 2002 and continue quarterly until September 30, 2005. The initial principal payments are $1,000 per calendar quarter beginning December 31, 2002, will increase to $1,250 per calendar quarter beginning December 31, 2003 and will further increase to $1,500 per calendar quarter beginning December 31, 2004. In accordance with the terms of the Credit Facility, $1,100 of the net proceeds of the March 2003 litigation settlement (Note 20) were applied against the term loan as a reduction. The Credit Facility includes a .50% commitment fee on the average daily unused amount for each fiscal quarter. The Credit Facility requires the Company to meet certain covenants, including minimum net worth and cash flow requirements, restricts the payment of cash dividends and permits early extinguishment of up to $15,000 of the Company’s subordinated debt.

     The Company was party to an interest rate swap agreement with a notional amount of $10,000 that expired in July 2003. Under that agreement, the Company paid a fixed rate of 7.36% and received a rate equivalent to the thirty-day LIBOR, adjusted quarterly. In May 2003, the Company entered into a new swap agreement with an effective date of August 1, 2003 and an expiration date of October 3, 2005. The initial notional amount is $20,000 beginning August 1, 2003, will decrease to $15,000 on June 1, 2004, will decrease to $10,000 on March 1, 2005 and will further decrease to $5,000 on September 1, 2005. Under the new swap agreement, the Company will pay a fixed rate of 1.85% and receive a rate equivalent to the thirty-day LIBOR, adjusted monthly.

     On June 15, 2001, the Company completed a $15,000 private placement of subordinated debt to an institutional investor. The debenture carried interest at the annual rate of 13%, payable quarterly. The principal balance was scheduled to mature on August 31, 2006, but was prepaid in full during the third and fourth quarters of fiscal 2003. In addition, the Company issued a warrant to the investor to purchase 1,372,071 shares of common stock, with an exercise price of $3.8685 per share (subject to adjustment for organic changes in its common stock and for certain future issuances below the then-existing exercise price) valued at $3,440. The warrant was converted by the investor into 1,070 shares of common stock effective January 6, 2003.

     Interest expense included the non-cash amortization of debt issuance costs for the years ended July 31, 2003, 2002 and 2001 of $780, $304 and $192, respectively.

     Other includes obligations bearing interest at various rates between 3.50% and 11.50%.

9. Other, net

     The Company had certain non-operating income and expenses classified as other, net during the years ended July 31, 2003, 2002 and 2001 as follows:

	2003	2002	2001

Interest income	$(141)	$(512)	$(553)
Miscellaneous (income)expense	(165)	(15)	201
Loss on disposal of assets	258	105	51
Litigation proceeds, net	(2,465)	—	—

	$(2,513)	$(422)	$(301)

10. Income Taxes

     The components of the provision for income taxes for the years ended July 31, 2003, 2002 and 2001 are as follows:

	2003	2002	2001

Current:
State	$60	$47	$123

Total current	60	47	123
Deferred:
Federal	$1,801	—	—
State	356	—	—

Total deferred	2,157	—	—

Total income tax provision	$2,217	$47	$123

     A reconciliation of the differences between the statutory federal income tax rate and the effective tax rate for the years ended July 31, 2003, 2002 and 2001 is as follows:

	2003	2002	2001

Federal statutory tax rate	35.0%	34.0%	(34.0)%
Change in valuation allowance	(27.7)	(34.4)	32.5
Permanent differences and other	.2	.4	2.5
State taxes net of federal benefit	4.3	.5	2.2

Effective tax rate	11.8%	.5%	3.2%

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liability are as follows:

	2003	2002	2001

Assets:
Net operating loss carryforward	$16,489	$11,583	$13,884
Allowance for doubtful accounts	370	1,540	1,042
Distributor option plan	346	289	205
Deferred loss on joint venture	30	(430)	529
Accrued expenses	765	327	531
Reserves and other	1,255	661	591

Total gross deferred tax assets	19,255	13,970	16,782
Valuation allowance	(149)	(5,606)	(8,616)

Net deferred tax assets	$19,106	$8,364	$8,166

Liability:
Depreciation and amortization	21,072	8,364	8,166

Total gross deferred tax liabilities	$21,072	$8,364	$8,166

     As of July 31, 2003, the Company has recorded a valuation reserve for deferred tax assets of $149 related to state operating losses. This reserve was established in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, as it is management’s opinion that it is more likely than not that some portion of these benefits may not be realized. The net change in the valuation allowance for the year ended July 31, 2003 was a decrease of $5,457. At July 31, 2003, federal net operating losses of approximately $42,000 may expire beginning in year 2010 and state net operating losses of approximately $33,000 may expire beginning in year 2010 if unused. The utilization of the net operating losses will be subject to certain limitations as prescribed by Section 382 of the Internal Revenue Code.

11. Investment in Joint Venture

     As a result of the acquisition of Platinum, the Company increased its ownership interest in R4 Technical Center — North Carolina, LLC (“R4 Tech”) on a consolidated basis by 1% to 50%. The Company consolidated the results of R4 Tech beginning in the second quarter of fiscal 2003 as a result of its increased ownership and financial control. R4 Tech began operations in May 2000 and was accounted for under the equity method of accounting through the first quarter of fiscal 2003. During the first quarter of fiscal 2003, the Company recognized 100% of the loss of R4 Tech as a result of advances made without a corresponding advance from the other joint venture partners. The Company recognized its portion of the loss in the joint venture for the period ended July 31, 2003, 2002 and 2001 of $455, $714 and $2,572, respectively. At July 31, 2002, the Company had advances outstanding to R4 Tech of $141 and payables to R4 Tech of $1,755.

     Summary financial information for R4 Tech as of and for the periods ended July 31, 2002 and 2001 is as follows:

	2002	2001

Current assets	$2,323	$1,496
Property, plant, and equipment and other assets	1	7,617
Current liabilities	2,895	8,162
Long-term debt	—	22
Net sales	12,697	9,910
Gross loss	(260)	(3,802)
Net loss	(1,449)	(5,250)

12. Nonrecurring Item

     During the year ended July 31, 2001, the Company incurred a charge of $449 related to costs incurred in connection with refinancing its bank credit facility.

13. Earnings (Loss) Per Share:

     The following table sets forth a reconciliation of the numerators and denominators in computing earnings (loss) per common share in accordance with Statement of Financial Accounting Standards No. 128.

	2003	2002	2001

Net income (loss)	$16,530	$9,815	$(3,952)
Less: Preferred stock dividends	71	1,789	770

Income (loss) available to common stockholders	$16,459	$8,026	$(4,722)

Income (loss) available to common stockholders	$16,459	$8,026	$(4,722)
Weighted average number of common shares outstanding (in thousands)	16,430	12,658	11,641

Basic earnings (loss) per common share	$1.00	$0.63	$(0.41)

Income (loss) available to common stockholders	$16,459	$8,026	$(4,722)
Weighted average number of common shares outstanding (in thousands)	16,430	12,658	11,641
Effect of potentially dilutive securities (in thousands):
Common stock options	1,671	890	—
Common stock warrants	1,138	1,153	—

Weighted average number of common shares outstanding assuming dilution	19,239	14,701	11,641

Diluted earnings (loss) per common share	$0.86	$0.55	$(0.41)

     Common stock options and common stock warrants listed below for the years ended July 31, 2003 and 2002 were not included in the computation of diluted earnings per share because the exercise prices are greater than the average market price of the Company’s common stock and the effect would be anti-dilutive. Common stock options and common stock warrants listed below for the year ended July 31, 2001 have been excluded from the computation of diluted loss per share because they were anti-dilutive.

	2003	2002	2001

Common stock options	990,750	1,023,047	2,467,893

Common stock warrants	330,000	284,063	2,935,704

14. Derivative Instruments

     Effective August 1, 2000, the Company adopted Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income (“OCI”) and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. The cumulative effect of the adoption of SFAS 133 resulted in a reduction to OCI of $131 for fiscal 2001.

     The Company uses derivative instruments, which are designated as cash flow hedges, to manage exposure to interest rate fluctuations and wholesale propane price volatility. The Company’s objective for holding derivatives is to minimize risks by using the most effective methods to eliminate or reduce the impacts of these exposures.

     In July 2000, the Company entered into an interest rate swap agreement (“2000 Swap”), as required under its former bank credit facility, with a notional amount of $10,000 as a cash flow hedge of the variable interest rate debt outstanding under its credit facility. Under the 2000 Swap agreement, which expired in July 2003, the Company paid a fixed rate of 7.36% and received a rate equivalent to the thirty-day London Interbank Offered Rate (“LIBOR”), adjusted quarterly. The 2000 Swap was designated as a hedge of the benchmark interest rate. In November 2002, the Company completed the syndication of a new and expanded bank credit facility (the “Credit Facility”). Advances under the Credit Facility may be made as either base rate (“prime rate”) loans or LIBOR loans at the Company’s election. Applicable interest rates are based upon either the LIBOR or prime rate plus an applicable margin dependent upon a total leverage ratio. As a result of the 2000 Swap, there was a $588, $498 and a $154 charge to interest expense for the effective portion of the hedge during the years ended July 31, 2003, 2002 and 2001, respectively. Hedge ineffectiveness, determined in accordance with SFAS 133, resulted in a ($27) and a ($1) credit to other income during the years ended July 31, 2003 and 2002, respectively, and a $12 charge to other expense during the year ended July 31, 2001. The fair value of the 2000 Swap at July 31, 2002 was ($551).

     In May 2003, the Company entered into a new swap agreement (“2003 Swap”), as required under the Credit Facility, with an effective date of August 1, 2003 and an expiration date of October 3, 2005. The initial notional amount is $20,000 beginning August 1, 2003, will decrease to $15,000 on June 1, 2004, will decrease to $10,000 on March 1, 2005 and will further decrease to $5,000 on September 1, 2005. Under the 2003 Swap agreement, the Company will pay a fixed rate of 1.85% and receive a rate equivalent to the thirty-day LIBOR, adjusted monthly. On July 31, 2003 the Company had $46,400 in thirty-day LIBOR loans outstanding.

     Effective March 1, 2001, the Company restructured its payment obligations to independent distributors such that each payment includes a fixed component and a variable component based on the price of propane. Beginning in March 2001, the Company entered into various derivative instruments as cash flow hedges against fluctuations in the propane price component of the distributor payments. The Company acquired the Platinum and Ark distributor entities in November 2002 (Note 17). As a result of the acquisition, approximately 45% of the payments made each month for the variable propane price component were eliminated. However, Platinum and Ark purchase a significant amount of propane based on the Mt. Belvieu underlying (the same basis used for the Company’s propane swaps). Therefore, the propane swaps effectively hedge the variable propane price component to independent distributors and the purchases made based on Mt. Belvieu prices by company-owned distributors. The Company currently expects that the derivative instruments will hedge, in the aggregate, approximately 65% to 75% of the Company’s anticipated monthly cylinder exchange volume during fiscal year 2004. At this level, substantially all of the Company’s fixed prices with its major retailers will be hedged. As a result of the propane derivative instruments, there was a ($3,996) credit to cost of sales for the effective portion of the hedge during the year ended July 31, 2003 and a $2,064 and a $235 charge to cost of sales for the effective portion of the hedge during the years ended July 31, 2002 and 2001, respectively. Hedge ineffectiveness, determined in accordance with SFAS 133, had no impact on earnings for the twelve-month periods ended July 31, 2003, 2002 and 2001, respectively. The fair value of the derivative at July 31, 2003 and 2002 was $1,365 and $515, respectively, and it is reflected on the balance sheet at July 31, 2003 as a $1,365 current asset in prepaid expenses and other current assets.

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

     The following is a rollforward of the components of OCI for the years ended July 31, 2003, 2002 and 2001:

	2003	2002	2001

Beginning balance deferred in OCI	$(26)	$(1,102)	$—
Transition adjustment from adoption of SFAS 133	—	—	(131)
Net change associated with current period hedge transactions, net of tax of ($533), $0 and $0 in fiscal 2003, 2002 and 2001, respectively	4,275	(1,485)	(1,372)
Net amount reclassified into earnings during the year	(3,435)	2,561	401

Ending balance deferred in OCI	$814	$(26)	$(1,102)

     Total comprehensive income (loss) was $17,370, $10,891 and ($5,054) for the years ended July 31, 2003, 2002 and 2001, respectively.

15. Stockholders’ Equity

Common Stock Placements

     On December 20, 2002, the Company completed a private placement of 1.0 million shares of its common stock at a purchase price of $15.79 per share to two institutional investors for gross proceeds of $15,800. In conjunction with the private placement, the Company issued Additional Investment Rights to the investors exercisable for, collectively, up to an additional 330,000 shares of its common stock at an exercise price of $15.79 per share. The Additional Investment Rights were never exercised and expired on October 1, 2003. The net proceeds from the financing were used to pay down long-term debt.

     On April 19, 2002, the Company completed the sale of 1.5 million shares of common stock for $10.875 million in a private placement through SunTrust Robinson Humphrey Capital Markets, as Placement Agent, to selected institutional and individual investors at a price of $7.25 per share. The net proceeds from the financing were used to pay down the Credit Facility.

Preferred Stock

     On September 7, 2000 (the “Closing Date”) the Company completed a private placement of 1,716,667 shares of its Series A Convertible Preferred Stock to two institutional investors under common management and three individuals, including Billy D. Prim, its Chairman, Chief Executive Officer and President, and Andrew J. Filipowski, its Vice Chairman, for an aggregate purchase price of approximately $10,300. Messrs. Prim and Filipowski invested $50 and $250 for 8,333 and 41,667 shares of Series A Convertible Preferred Stock, respectively. In addition, on October 26, 2000, the Company issued 1,133,333 shares of Series A Convertible Preferred Stock for an aggregate purchase price of $6,800 in connection with its acquisition of QuickShip (Note 17).

     In connection with the issuance of 1,716,667 shares of Series A Convertible Preferred Stock, the Company paid William Blair & Co. a placement fee of $500 in cash and issued a five-year warrant to purchase 16,667 shares of common stock at an exercise price of $6.00 per share.

     The Series A Convertible Preferred Stock accrued a cumulative dividend on the 20th day of December, March, June, and September of each year based on an annual rate of 5% through September 7, 2003; 12% from September 8, 2003 through September 7, 2004; and 15% thereafter. Effective September 7, 2001, the annual dividend rate increased to 15% because a registration statement covering the shares of common stock into which the Series A Convertible Preferred Stock is convertible was not yet effective. The 15% rate continued until the registration statement became effective on April 8, 2002. As of July 31, 2003 and 2002, the Company

had accrued dividends on the outstanding shares of Series A Convertible Preferred Stock of $0 and $1.7 million, respectively. During March, April, May and September 2002, the holders of all 2,850,000 shares of Series A Convertible Preferred Stock converted such shares into 2,850,000 shares of common stock. Prior to conversion, the shares of Series A Convertible Preferred Stock accrued a cumulative dividend that the Company satisfied, as permitted by the terms of the Series A Convertible Preferred Stock, by issuing an aggregate of 233,611 shares of common stock to the holders of the Series A Convertible Preferred Stock upon conversion.

Stock Compensation Plans

     The Company has three active stock-based compensation plans (the “Plans”) for outside directors, officers and certain employees to receive stock options and other equity-based awards. Under the Plans, the Company may, at its discretion, issue incentive or non-qualified stock options, stock appreciation rights, restricted stock or deferred stock.

     Stock options generally are granted with an exercise price equal to 100% of the market value per share of the common stock on the date of grant. The options vest over one to five years and expire ten years from the date of grant. The terms and conditions of the awards made under the plans vary but, in general, are at the discretion of the board of directors or its appointed committee. Under the Plans the Company has reserved 5,017,709 shares of common stock for use and distribution under the terms of the Plans.

     The Company also has a Distributor Stock Option Plan (the “Distributor Option Plan”) for Blue Rhino distributors and their stockholders, partners, members, directors, general partners, managers, officers, employees and consultants. The Company has reserved 400,000 shares of common stock for issuance upon the exercise of options granted under the Distributor Option Plan. Options issued under the Distributor Option Plan vest ratably over four years and expire ten years from the date of grant. For the years ended July 31, 2003, 2002 and 2001, the Company recognized compensation expense included in cost of sales of approximately $125, $111 and $180, respectively, related to stock options outstanding under the Distributor Option Plan.

     A consolidated summary of the Company’s Plans and Distributor Option Plan at July 31, 2003, 2002 and 2001 and changes during the periods then ended is presented in the table below:

	2003		2002		2001

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Shares under option:
Outstanding, beginning of year	3,297,304	$6.61	2,467,893	$6.93	1,535,307	$10.58
Granted	1,763,000	14.80	1,110,000	5.94	1,148,360	2.61
Exercised	150,060	5.96	58,433	3.09	—	—
Cancelled	423,425	9.60	222,156	7.75	215,774	9.63

Outstanding, end of year	4,486,819	9.56	3,297,304	6.61	2,467,893	6.93

Exercisable, end of year	1,239,648	8.38	1,063,216	9.48	688,173	11.23

Weighted average fair value of options granted	$5.80		$2.37		$1.18

Options available for grant, end of year	930,890		770,465		671,982

     For various price ranges, weighted average characteristics of outstanding stock options at July 31, 2003 were as follows:

	Outstanding Options			Exercisable Options

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of Exercise Prices	Shares	Life (Years)	Price	Shares	Price

$2.13 — $4.60	888,777	7.35	$2.50	354,208	$2.54
$5.06 — $7.50	1,118,834	7.72	5.98	240,275	6.53
$7.90 — $12.75	813,559	8.37	10.08	200,582	8.62
$12.86 — $14.99	736,399	6.98	13.22	397,783	13.04
$15.09 — $18.57	878,250	9.38	17.00	—	—
$19.13 — $24.25	51,000	5.72	21.45	46,800	21.63

	4,486,819	7.95	$9.56	1,239,648	$8.38

Employee Stock Purchase Plan

     The Company established an Employee Stock Purchase Plan (the “ESPP”) effective January 1, 2000, for all eligible employees. Under the ESPP, shares of the Company’s common stock are purchased during annual offerings commencing on January 1 of each year. Shares are purchased at three-month intervals at 85% of the lower of the fair market value on the first day of the offering or the last day of each three-month purchase period. Employees may purchase shares having a value not exceeding 15% of their annual compensation, or $25,000, whichever is less. During the years ended July 31, 2003, 2002 and 2001, employees purchased 52,774, 77,581 and 57,449 shares, respectively, at an average price of $6.75 per share, $3.06 per share and $2.13 per share, respectively. At July 31, 2003, 107,316 shares were reserved for future issuance under the ESPP.

Common Stock Warrants

     Warrants to purchase 414,116 shares of the Company’s common stock at an exercise price of $8.48 per share contained anti-dilution provisions that were triggered as a result of the issuance of 1,716,667 shares of Series A Convertible Preferred Stock at $6.00 per share and the issuance of warrants to purchase 1,372,071 shares of common stock at $3.8685 per share in connection with the private placement of subordinated debt. As a result, the exercise price of such warrants were reset at $3.8685 and the number of shares of common stock for which those warrants are exercisable was increased by 589,467 shares to 1,003,583 shares, which, if the warrants are exercised, will result in additional dilution for existing stockholders.

     The Company has issued common stock warrants in connection with various debt, equity and acquisition transactions. At July 31, 2003, warrants to purchase a total of 1,299,093 shares of common stock were outstanding, fully vested and exercisable for various periods extending as long as through December 31, 2008, with exercise prices ranging from $3.87 to $15.79 per share. Interest expense related to the outstanding warrants was $2,666, $744 and $30 respectively, for the years ended July 31, 2003, 2002 and 2001. The fair value of each warrant is estimated on the date of grant using an option pricing model with the following weighted average assumptions used for all grants: expected lives of five to ten years; expected volatility ranging from 30% to 91%; expected dividends of zero and a risk-free interest rate ranging from 3.5% to 5.8%.

     For all applicable warrant prices, weighted average characteristics of outstanding stock warrants at July 31, 2003 were as follows:

	Outstanding Warrants			Exercisable Warrants

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise Prices	Shares	Life (Years)	Price	Shares	Price

$ 3.87	851,128	1.76	$3.87	851,128	$3.87
$ 8.48	117,965	1.10	8.48	117,965	8.48
$15.79	330,000	0.17	15.79	330,000	15.79

	1,299,093	1.30	$7.32	1,299,093	$7.32

Shares reserved for future issuance

     The Company has reserved 6,824,118 authorized shares of common stock for future issuance as of July 31, 2003.

16. Supplemental Information to Consolidated Statements of Cash Flows

     The Company had certain non-cash investing and financing activities during the years ended July 31, 2003, 2002 and 2001 as follows:

	2003	2002	2001

Property, plant and equipment acquired under capital lease obligations	$753	$—	$—
Stock issued and liabilities assumed in connection with acquisition transactions	29,368		8,831
Notes receivable exchanged for the purchase of assets	—	129	157
Warrants issued in connection with debt, equity and acquisition transactions	843	—	3,526
Advances to R4 Tech exchanged for the purchase of property, plant and equipment	—	7,599	—
Accreted preferred dividends	71	1,789	770

     Interest paid during the years ended July 31, 2003, 2002 and 2001 was $4,079, $5,382 and $4,339, respectively.

17. Acquisitions

QuickShip, Inc.

     On October 26, 2000, the Company completed the acquisition of QuickShip, Inc. a retail shipping service company previously based in Lenexa, Kansas. QuickShip, a wholly owned subsidiary of the Company, offers its service at over 250 retail locations in 26 states. The aggregate purchase price, including certain acquisition costs, was approximately $9,803, comprised of approximately $972 in cash and deferred payments, $86 in a five-year warrant to purchase 100,000 shares of common stock, $1,945 in liabilities assumed and $6,800 paid in the form of shares of Series A Convertible Preferred Stock at $6.00 per share. This acquisition was accounted for as a purchase. The purchase price was allocated based on an independent valuation as follows: approximately $7,433 to intangibles, approximately $2,201 to property, plant, and equipment consisting primarily of software and the balance to other assets and liabilities. The goodwill is not deductible for income tax purposes.

Distributors

     In November 2002, the Company acquired Platinum Propane, L.L.C. (“Platinum”) and Ark Holding Company LLC (“Ark”) and their respective subsidiaries (collectively “Company-owned distributors”), representing ten of the Company’s 51 distributors. Platinum’s five subsidiary distributors operate in Southern California, including Los Angeles and San Diego, Chicago, the Carolinas, Georgia and Florida. Ark’s five subsidiary distributors operate in New Jersey, Seattle, Kansas City, Denver and Salt Lake City. Collectively, the territories served by the acquired distributors have historically represented approximately 45% of the Company’s cylinder exchange revenues. The consolidated statements of operations include the results of Platinum and Ark effective November 1, 2002.

     The aggregate purchase price for the two acquisitions was approximately $32,000. The consideration paid by the Company in the two acquisitions consisted of approximately 1.1 million restricted shares of common stock valued, based on the closing price of the Company’s common stock on the Nasdaq National Market on November 22, 2002, at approximately $19,000, $3,100 in assumed debt satisfied at closing, $4,900 in advances, and $5,000 in liabilities assumed. On a preliminary basis, approximately $28,200 of the purchase price was allocated to goodwill, $2,800 was allocated to current assets and $1,200 was allocated to equipment, vehicles and other assets. The goodwill is not deductible for income tax purposes.

Cylinder Exchange Businesses

     During fiscal 2003, 2002 and 2001, the Company completed two, three, and four, respectively, cylinder exchange acquisitions for an aggregate cash purchase price of $3,700, $218 and $362, respectively, related to assets including cylinders, cylinder displays and other equipment and the right, title and interest in and to sellers’ retail propane cylinder exchange accounts and locations.

Summary

     During the years ended July 31, 2003, 2002 and 2001, the Company acquired cylinder exchange, Company-owned distributors and QuickShip assets described above under various agreements. These acquisitions are summarized as follows:

	2003	2002	2001

Net assets acquired including intangibles	$35,434	$218	$10,165
Assumed liabilities	(10,138)	—	(1,945)
Common stock and warrants issued	(18,550)	—	(6,886)

Cash paid for acquisitions	$6,746	$218	$1,334

     The acquisitions were accounted for under the purchase method and, accordingly, the operating results from these acquisitions have been included in the Company’s consolidated financial statements since the dates of acquisition. The following unaudited pro forma summary presents financial information for the Company for the years ended July 31, 2003 and 2002 as if the acquisitions had occurred on August 1, 2001. These pro forma results have been prepared for comparative purposes and do not purport to be indicative of what would have occurred had the acquisitions been made on August 1, 2001 or of future results.

	2003	2002

	(Unaudited)
Net revenues	$257,900	$205,313
Net income	$13,666	$7,267
Basic income per common share	$0.83	$0.57

18. Related Party Transactions

     On September 7, 2000 the Company completed a private placement of 1,716,667 shares of its Series A Convertible Preferred Stock to two institutional investors under common management and three individuals, including Billy D. Prim, its Chairman, Chief Executive Officer and President, and Andrew J. Filipowski, its Vice Chairman, for an aggregate purchase price of approximately $10,300. Messrs. Prim and Filipowski invested $50 and $250 for 8,333 and 41,667 shares of Series A Convertible Preferred Stock, respectively (Note 15).

     The Company leases some of its facilities from Billy D. Prim, the Company’s Chairman and Chief Executive Officer, and from Rhino Real Estate, LLC, a company affiliated with Billy D. Prim and Andrew J. Filipowski, the Company’s Vice Chairman. The leases expire on December 31, 2003, April 30, 2004 and October 31, 2007, respectively. The Company’s rent expense for the years ended July 31, 2003, 2002 and 2001 was $433, $272 and $259. The Company has received an independent third-party determination to the effect that its leases are fair and within typical market conditions and believes that the terms of all of these leases are comparable to those that could have been obtained from unrelated third parties.

     Uniflame Corporation leases its facility from H & M Enterprises, LLC, a company affiliated with Mac McQuilkin, the president of Uniflame. The lease terminates on March 31, 2005. Uniflame’s rent expense for the years ended July 31, 2003, 2002 and 2001 was $317, $316 and $308, respectively. The Company’s management believes that the terms of this lease are comparable to those that could have been obtained from unrelated third parties.

     Blue Rhino has paid fees for software development and Internet hosting services provided by divine, inc. Andrew J. Filipowski was the Chairman of divine, inc. and is the Company’s Vice Chairman. During the years ended July 31, 2003 and 2002, the Company paid fees to divine, inc. in the amount of $376 and $31, respectively. The Company’s management believes that the terms of these services were comparable to those that could have been obtained from an unrelated third party.

     Both Messrs. Prim and Filipowski served as directors for Platinum Propane Holding, LLC (“PPH”) and Ark Holding Company, LLC (“Ark”). On November 30, 2001, Messrs. Prim and Filipowski unconditionally guaranteed and secured the payment of certain PPH obligations to its primary bank in a principal amount of up to $3,500. In November 2002, the Company acquired Platinum, a subsidiary of PPH, and Ark (Note 17). The consolidated statements of operations include the results of Platinum and Ark effective November 1, 2002.

     The following represents transactions with PPH as of October 31, 2002, and July 31, 2002 and 2001, respectively, and for the three-month period ended October 31, 2002, and years ended July 31, 2002 and 2001, respectively:

	2003	2002	2001

Advances	$4,837	$2,586	$2,637
Cost of sales	6,949	22,947	16,439
Interest income	94	303	162
Lease income	397	1,592	1,494

19. Defined Contribution Plan

     The Company maintains a defined contribution employee benefit plan (“401(k) plan”), which covers all employees over 21 years of age who have completed a minimum of six months of employment. Employee contributions are matched by the Company up to a specific amount under the provisions of the 401(k) plan. Company contributions during the years ended July 31, 2003, 2002 and 2001 were approximately $234, $161 and $135, respectively.

20. Commitments and Contingencies

     The Company leases certain facilities, vehicles and equipment under non-cancelable operating leases with original terms ranging from 36 to 60 months (Note 18). Additionally, the Company has certain computer hardware and software maintenance and support agreements. Rent expense and fees on these non-cancelable operating leases and service agreements from both affiliates and non-affiliates for the years ended July 31, 2003, 2002 and 2001 was $2,714, $1,427 and $1,034, respectively.

     Future minimum payments at July 31, 2003 under non-cancelable operating leases and service agreements with initial or remaining terms of one year or more to both affiliates and non-affiliates are $1,422 in 2004, $715 in 2005, $344 in 2006, $223 in 2007, and $53 in 2008.

     The Company currently has capital commitments outstanding of approximately $2.5 million relating to machinery and equipment associated with three new cylinder refilling and refurbishing facilities in Los Angeles, Chicago and Denver and two mobile filling and refurbishing facilities. The Company expects these commitments will be satisfied by the spring of 2004.

Patent Lawsuit and Related Proceedings

     On August 8, 2003, American Biophysics Corporation (“ABC”) filed a patent infringement suit against the Company in the U.S. District Court for the District of Rhode Island. ABC alleges that the SkeeterVac® mosquito elimination™ product infringes certain patents of ABC. The complaint seeks treble damages and attorneys’ fees. Also on August 8, 2003, ABC filed a complaint against the Company with the United States International Trade Commission (“ITC”) pursuant to Section 337 of the Tariff Act of 1930, as amended (“Section 337”). That complaint requests that the ITC institute an investigation regarding alleged violations of Section 337 based upon the importation into the United States by the Company and/or the offer for sale and sale within the United States after importation of SkeeterVac® products that allegedly infringe certain ABC patents. ABC also requested that the ITC issue a permanent exclusion order pursuant to Section 337, which would exclude further entry into the United States of the allegedly infringing products, and a permanent cease and desist order under Section 337, which would prohibit the importation into the United States, the sale for importation, and/or sale within the United States after importation, of allegedly infringing products. On August 13, 2003, the Company’s subsidiary, Blue Rhino Consumer Products, LLC (“BRCP”), filed suit against ABC in the U.S. District Court for the Middle District of North Carolina seeking a declaration that BRCP’s SkeeterVac® product does not infringe ABC’s patents. On August 14, 2003, BRCP and another Company subsidiary, CPD Associates, Inc. (“CPD”), filed a lawsuit in the Superior Court of North Carolina, Forsyth County, against ABC asserting unfair and deceptive trade practices, unfair competition under North Carolina common law, tortious interference with business relations and prospective economic advantage, violations of Section 43(a) of the Lanham Act, and violation of the Anticybersquatting Consumer Protection Act. The complaint seeks, among other relief against ABC, a permanent injunction, treble damages, punitive damages, attorneys’ fees and other costs and expenses. This case has been removed to the U.S. District Court for the Middle District of North Carolina. The Company believes that ABC’s claims against it are without merit and intends to vigorously defend itself.

Securities Class Actions and Shareholder Derivative Actions

     On May 19, 2003, George Schober filed a shareholder securities class action lawsuit in the United States District Court for the Central District of California, naming the Company, along with four of its officers and directors, as defendants. The plaintiff seeks to represent a class of investors who purchased the Company’s publicly-traded securities between August 2002 and February 2003. The plaintiff alleges violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act. In particular, the plaintiff has alleged that the Company and the individual defendants violated the federal securities laws by, among other things, making materially false and misleading statements and/or failing to disclose material facts related to the financial performance of the Company, the impact of overfill prevention device regulations on the Company’s business, the financial position of distributors Ark and Platinum, and the Company’s acquisition of Ark and Platinum. The complaint seeks unspecified damages, plus reasonable costs and expenses, including attorneys’ fees and experts’ fees. Six tag-along securities class actions arising out of the same alleged facts and circumstances as the original action were subsequently filed in the same court. The cases have been consolidated into a single action and Andy Lee, Charles Anderberg and Steven Lendeman have been designated as lead plaintiffs. On May 22, 2003, Richard Marcoux filed a shareholder derivative action in the Superior Court of California, Los Angeles County, naming all directors and certain officers of the Company as individual defendants and the Company as a nominal defendant. On June 19, 2003, Randy Gish filed a substantially similar derivative action in the same court. Both the Marcoux and Gish actions were removed to the U.S. District Court for the Central District of California. The Marcoux case was subsequently remanded to Los Angeles Superior Court, but motions are pending to dismiss or stay that matter. The derivative actions arise out of substantially similar facts and circumstances as the securities class actions, and allege violations of the California Corporations Code, breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. The Company believes that all of the foregoing securities class actions and derivative actions are without merit and intends to vigorously defend against these actions.

Settlement of Lawsuit with Former Independent Auditor

     On March 7, 2003, pursuant to a negotiated settlement agreement, the Company dismissed its lawsuit against PricewaterhouseCoopers (“PwC”) by filing a Voluntary Dismissal with Prejudice in the Superior Court of Forsyth County, North Carolina. This lawsuit had alleged violations of professional standards by PwC and failure to comply with contractual obligations during PwC’s engagement as the Company’s auditor. The net proceeds in the settlement were recognized in the Company’s fiscal third quarter and, after attorneys’ fees and other third quarter litigation expenses, were approximately $2.5 million. The specific terms of the settlement are confidential.

Other Litigation

     The Company is also a party to other litigation which it considers routine and incidental to its business. Management does not expect the results of any of these other actions to have a material adverse effect on the Company’s business, results of operations or financial condition.

21. Segment Information

     The Company has two reportable segments: cylinder exchange and products and other. The cylinder exchange segment relates to cylinder exchange transactions and lease income from cylinders and cylinder displays. The products and other segment includes the activities required to sell patio heaters, grills, mosquito eliminators, fireplace accessories and garden products. In addition, the financial information related to QuickShip, a retail shipping services company acquired in October 2000, is included within the products and other segment as it is not currently significant on a stand-alone basis (Note 17). For the years ended July 31, 2003, 2002 and 2001, QuickShip had a loss from operations of ($1,406), ($2,020) and ($2,126), respectively.

     The Company evaluates performance and allocates resources based on several factors, of which the primary financial measure is business segment operating income, defined as earnings before interest, taxes, depreciation and amortization before other non-operating expenses (“EBITDA”). Management of the Company believes that EBITDA is a useful measure of operating performance at a segment level as it is an important indicator of the ability of each segment to provide cash flows to service debt and fund working capital requirements and eliminates the uneven effect between our segments of non-cash depreciation of tangible assets and amortization of certain intangible assets. In addition, management currently uses EBITDA performance objectives at a segment level as the basis for determining incentive compensation. EBITDA as presented may not be comparable to similarly titled measures used by other entities. EBITDA should not be considered in isolation from, or as a substitute for, net income or cash flows from operating activities prepared in accordance with generally accepted accounting principles as an indicator of operating performance or as a measure of liquidity. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (Note 2). There are no significant inter-segment revenues.

     The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and operational strategies. The Company’s selected segment information as of and for the years ended July 31, 2003, 2002, and 2001 is as follows:

	2003	2002	2001

Net revenues:
Cylinder exchange	$170,954	$127,944	$85,666
Products and other	87,268	77,641	52,291

	$258,222	$205,585	$137,957

Segment EBITDA:
Cylinder exchange	$31,252	$20,691	$10,219
Products and other	2,482	3,568	2,267

Total segment EBITDA	33,734	24,259	12,486
Depreciation and amortization	9,261	7,888	8,461
Interest expense	7,784	6,217	5,134
Loss on investee	455	714	2,572
Nonrecurring items	—	—	449
Other, net	(2,513)	(422)	(301)
Income taxes	2,217	47	123

Net income	$16,530	$9,815	$(3,952)

Total assets:
Cylinder exchange	$164,280	$110,870	$93,594
Products and other	46,525	32,503	33,750

	$210,805	$143,373	$127,344

The following items are included in income (loss) before income taxes:

	2003	2002	2001

Equity in loss of equity method investees:
Cylinder exchange	$455	$714	$2,572
Products and other	—	—	—

	$455	$714	$2,572

Depreciation and amortization:
Cylinder exchange	$8,401	$7,132	$5,965
Products and other	860	756	2,496

	$9,261	$7,888	$8,461

The following items are included in the determination of identifiable assets:

	2003	2002	2001

Investments in equity method investees:
Cylinder exchange	$—	$—	$455
Products and other	—	—	—

	$—	$—	$455

Capital expenditures:
Cylinder exchange	$18,885	$19,519	$10,844
Products and other	988	273	152

	$19,873	$19,792	$10,996

Goodwill:
Cylinder exchange	$40,543	$9,558	$9,519
Products and other	21,083	21,083	21,144

	$61,626	$30,641	$30,663

22.     Quarterly Financial Data (unaudited)

	Fiscal 2003 Quarter Ended

	October 31	January 31	April 30	July 31

	(In thousands, except per share data)
Net revenues	$54,815	$58,054	$59,900	$85,452
Total operating costs and expenses	51,901	55,768	55,731	70,348

Income from operations	2,914	2,286	4,169	15,104
Net income	$1,259	$916	$4,290	$10,064
Preferred dividends	71	—	—	—

Income available to common stockholders	$1,188	$916	$4,290	$10,064

Per share data:
Basic earnings per common share	$0.08	$0.06	$0.24	$0.57

Diluted earnings per common share	$0.07	$0.05	$0.22	$0.50

	Fiscal 2002 Quarter Ended

	October 31	January 31	April 30	July 31

	(In thousands, except per share data)
Net revenues	$36,546	$38,759	$58,933	$71,347
Total operating costs and expenses	34,155	37,064	55,087	62,907

Income from operations	2,391	1,695	3,846	8,440
Net income (loss)	$573	$(91)	$2,354	$6,979
Preferred dividends	466	641	537	145

Income (loss) available to common stockholders	$107	$(732)	$1,817	$6,834

Per share data:
Basic earnings (loss) per common share	$0.01	$(0.06)	$0.15	$0.49

Diluted earnings (loss) per common share	$0.01	$(0.06)	$0.12	$0.40

Note: Quarterly amounts may not add to annual amounts due to the effect of rounding on a quarterly basis.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

Item 9A. Controls and Procedures

     As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures in accordance with Rule 13a-15 under the Exchange Act. The Chief Executive Officer and the Chief Financial Officer concluded that, as of the date of evaluation, our disclosure controls and procedures were effective to enable us to record, process, summarize and report in a timely manner the information that we are required to disclose in our Exchange Act reports.

     There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

     The information required by this item is contained in our definitive proxy statement relating to our 2003 Annual Meeting of Stockholders, which will be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, under the captions “Proposal 1 — Election of Directors,” “Information Concerning Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which are incorporated by reference herein.

Item 11. Executive Compensation

     The information required by this item is contained in our definitive proxy statement relating to our 2003 Annual Meeting of Stockholders, which will be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, under the caption “Executive Compensation,” which is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information required by this item is contained in our definitive proxy statement relating to our 2003 Annual Meeting of Stockholders, which will be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, under the caption “Beneficial Ownership of Directors, Executive Officers and Certain Beneficial Owners” and “Equity Compensation Plan Information,” which are incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions

     The information required by this item is contained in our definitive proxy statement relating to our 2003 Annual Meeting of Stockholders, which will be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, under the caption “Certain Transactions,” which is incorporated by reference herein.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a)  The following documents are filed as part of this report:

          (1) Consolidated Financial Statements of Blue Rhino Corporation are included in Part II, Item 8:

Report of Independent Accountants
Consolidated Balance Sheets as of July 31, 2003 and 2002
Consolidated Statements of Operations for the years ended July 31, 2003, 2002 and 2001
Consolidated Statements of Stockholders’ Equity for the years ended July 31, 2003, 2002 and 2001
Consolidated Statements of Cash Flows for the years ended July 31, 2003, 2002 and 2001
Notes to Consolidated Financial Statements

          (2) Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts — see additional section of this Report.

          (3) Exhibits

See the Exhibit Index following the Signature Page, which is incorporated herein by reference.

     (b)  Reports on Form 8-K filed in the fourth quarter of fiscal 2003

          During the quarter ended July 31, 2003, the Company filed the following reports on Form 8-K:

          On May 27, 2003, a Form 8-K was filed pursuant to Item 12 to disclose that on May 27, 2003, the Company issued a press release regarding its financial results for the fiscal third quarter ended April 30, 2003.

          On June 3, 2003, a Form 8-K was filed pursuant to Item 12 to disclose that on May 27, 2003, the Company held a conference call to discuss its financial results for the fiscal third quarter ended April 30, 2003.

     (c)  See Item 14(a)(3).

     (d)  The response to this portion of Item 14 is submitted under Item 14(a)(2).

SIGNATURES

     Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE RHINO CORPORATION

By:	/s/ BILLY D. PRIM

Billy D. Prim
Chairman of the Board and
Chief Executive Officer

Date: October 21, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ BILLY D. PRIM	Chairman of the Board and Chief	October 21, 2003
Executive Officer (Principal
Billy D. Prim	Executive Officer)

/s/ MARK CASTANEDA	Chief Financial Officer and	October 21, 2003
Director (Principal
Mark Castaneda	Financial and Accounting Officer)

/s/ ANDREW J. FILIPOWSKI	Vice Chairman of the Board	October 20, 2003

Andrew J. Filipowski

/s/ STEVEN D. DEVICK	Director	October 20, 2003

Steven D. Devick

/s/ JOHN H. MUEHLSTEIN	Director	October 20, 2003

John H. Muehlstein

/s/ RICHARD A. BRENNER	Director	October 20, 2003

Richard A. Brenner

/s/ ROBERT J. LUNN	Director	October 20, 2003

Robert J. Lunn

/s/ DAVID L. WARNOCK	Director	October 20, 2003

David L. Warnock

SCHEDULE II

BLUE RHINO CORPORATION
VALUATION AND QUALIFYING ACCOUNTS
FISCAL YEARS ENDED JULY 31, 2003, 2002 AND 2001
(In thousands)

Column A	Column B	Column C	Column D	Column E

	Balance at	Charged to		Balance
	Beginning	Costs and		End of
Description	of Period	Expenses	Deductions	Period

Year ended July 31, 2001
Allowance for doubtful accounts	744	837	733	848
Year ended July 31, 2002
Allowance for doubtful accounts	848	1,483	1,490	841
Year ended July 31, 2003
Allowance for doubtful accounts	841	424	348 (1)	917

(1)  Includes an allowance for doubtful accounts in the amount of $20 acquired in the Distributor acquisition

EXHIBITS

Exhibit
Number		Description of Exhibit

2.1	—	Agreement and Plan of Reorganization dated October 25, 2000 by and among the Company, QuickShip Acquisition Corp., QuickShip, Inc., Thomas E. Brandtonies, Gold Banc Corporation, Inc., incorporated by reference to Exhibit 2.1 to the Company’s Annual Report on Form 10-K for the year ended July 31, 2000.

2.2	—	Merger Agreement among the Company, Platinum Acquisition, LLC and Platinum Propane, L.L.C., incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed November 27, 2002.

2.3	—	Merger Agreement among the Company, Ark Acquisition, LLC and Ark Holding Company, LLC, incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed November 27, 2002.

3.1(a)	—	Second Amended and Restated Certificate of Incorporation of the Company, as amended, incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended July 31, 2000.

3.1(b)	—	Certificate of Designation, Rights and Preferences of Series A Convertible Preferred Stock Dated September 7, 2000, incorporated by reference to Exhibit 4.10 to the Company’s Registration Statement on Form S-3 dated September 25, 2000.

3.1(c)	—	Certificate of Designation, Number of Authorized Shares of Series A Convertible Preferred Stock dated October 25, 2000, incorporated by reference to Exhibit 4.10 to the Company’s Annual Report on Form 10-K for the year ended July 31, 2000.

3.2	—	Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 dated March 10, 1998.

4.1(a)	—	Form of Certificate of Common Stock of the Company, incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 dated May 13, 1998.

4.1(b)	—	Form of Certificate of Series A Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.1(b) to the Company’s Annual Report on Form 10-K for the year ended July 31, 2000.

4.2	—	Amended and Restated Senior Subordinated Debenture dated November 20, 2002 in the amount of $15,000,000 from the Company payable to Allied Capital Corporation, incorporated by reference to Exhibit 4.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2003.

4.3(a)	—	Investment Agreement dated June 15, 2001 among the Company, USA Leasing, LLC, Rhino Services, LLC, CPD Associates, Inc., QuickShip, Inc., Uniflame Corporation and Allied Capital Corporation, incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended July 31, 2001.

4.3(b)	—	First Amendment to Investment Agreement dated June 15, 2001 among the Company, USA Leasing, LLC, Rhino Services, LLC, CPD Associates, Inc., QuickShip, Inc., Uniflame Corporation and Allied Capital Corporation, incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2003.

4.4	—	Warrant issued to Allied Capital Corporation dated June 15, 2001, incorporated by reference to Exhibit 4.12 to the Company’s Annual Report on Form 10-K for the year ended July 31, 2001.

Exhibit
Number		Description of Exhibit

4.5	—	Investor Rights Agreement dated June 15, 2001 among the Company, Allied Capital Corporation and certain stockholders of the Company, incorporated by reference to Exhibit 4.13 to the Company’s Annual Report on Form 10-K for the year ended July 31, 2001.

4.6	—	Revolving Credit Note of the Company dated November 20, 2002 in favor of Bank of America, N.A. in the amount of $11,250,000, incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2003.

4.7	—	Revolving Credit Note of the Company dated November 20, 2002 in favor of SunTrust Bank in the amount of $7,500,000, incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2003.

4.8	—	Revolving Credit Note of the Company dated November 20, 2002 in favor of RBC Centura Bank in the amount of $7,500,000, incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2003.

4.9	—	Revolving Credit Note of the Company dated November 20, 2002 in favor of Wachovia Bank, National Association in the amount of $11,250,000, incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2003.

4.10	—	Revolving Credit Note of the Company dated November 20, 2002 in favor of LaSalle Bank National Association in the amount of $7,500,000, incorporated by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2003.

4.11	—	Term Note of the Company dated November 20, 2002 in favor of Bank of America, N.A. in the amount of $3,750,000, incorporated by reference to Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2003.

4.12	—	Term Note of the Company dated November 20, 2002 in favor of SunTrust Bank in the amount of $2,500,000, incorporated by reference to Exhibit 4.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2003.

4.13	—	Term Note of the Company dated November 20, 2002 in favor of RBC Centura Bank in the amount of $2,500,000, incorporated by reference to Exhibit 4.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2003.

4.14	—	Term Note of the Company dated November 20, 2002 in favor of Wachovia Bank, National Association in the amount of $3,750,000, incorporated by reference to Exhibit 4.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2003.

4.15	—	Term Note of the Company dated November 20, 2002 in favor of LaSalle Bank National Association in the amount of $2,500,000, incorporated by reference to Exhibit 4.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2003.

10.1(a)	—	Credit Agreement dated as of November 20, 2002 among the Company, as the Borrower, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Wachovia Bank, National Association, as Syndication Agent and the Other Lenders Party Thereto, incorporated by reference to Exhibit 10.1(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2003.

10.1(b)	—	First Amendment to Credit Agreement dated as of February 25, 2003 among the Company, as the Borrower, the Lenders referred to in the Credit Agreement dated November 20, 2002 and Bank of America, N.A., as Administrative Agent for the Lenders, incorporated by reference to Exhibit 10.1(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2003.

10.1(c)	—	Second Amendment to Credit Agreement dated as of April 29, 2003 among the Company, as the Borrower, the Lenders referred to in the Credit Agreement dated November 20, 2002, as amended, and Bank of America, N.A., as Administrative Agent for the Lenders, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2003.

10.1(d)	—	Guaranty Agreement dated November 20, 2002, by and among certain Subsidiaries of the Company as Guarantors, in favor of Bank of America, N.A., as Administrative Agent, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2003.

Exhibit
Number		Description of Exhibit

10.1(e)	—	Collateral Agreement dated November 20, 2002, by and among the Company and certain of its Subsidiaries as Grantors in favor of Bank of America, N.A., as Administrative Agent, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2003.

10.1(f)	—	Patent Security Agreement dated November 20, 2002 by the Company, CPD Associates, Inc. and Uniflame Corporation in favor of Bank of America, N.A., as Administrative Agent, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2003.

10.1(g)	—	Trademark Security Agreement dated November 20, 2002 by the Company, CPD Associates, Inc. and Uniflame Corporation in favor of Bank of America, N.A., as Administrative Agent, incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2003.

10.2(a)	—	Form of Distribution Agreement of the Company and Its Distributors, incorporated by reference to Exhibit 10.7(a) to the Company’s Registration Statement on Form S-1 dated March 10, 1998.

10.2(b)	—	Form of Sublease of Personal Property between the Company and Its Distributors, incorporated by reference to Exhibit 10.7(b) to the Company’s Registration Statement on Form S-1 dated March 10, 1998.

10.3(a)	—	Form of Security Agreement to Secure the Sale of Cylinders between the Company and Its Distributors, incorporated by reference to Exhibit 10.8(a) to Amendment No. 1 to the Company’s Registration Statement on Form S-1 dated April 22, 1998.

10.3(b)	—	Form of Promissory Note Evidencing the Sale of Cylinders between the Company and Its Distributors, incorporated by reference to Exhibit 10.8(b) to Amendment No. 1 to the Company’s Registration Statement on Form S-1 dated April 22, 1998.

10.4	—	Blue Rhino Corporation Amended and Restated Stock Option Plan for Non-Employee Directors, as amended and restated through February 21, 2003, incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2003.*

10.5	—	Distributor Stock Option Plan of the Company, incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 dated April 22, 1998.

10.6	—	Blue Rhino Corporation 1994 Stock Incentive Plan, incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 dated March 10, 1998.*

10.7	—	Blue Rhino Corporation 1998 Stock Incentive Plan, as amended August 30, 2001 and November 8, 2002, incorporated by reference to Exhibit 99 to the Company’s Registration Statement on Form S-8 dated January 7, 2003.*

10.8	—	Lease Agreement dated December 4, 1998 between the Company and Rhino Real Estate, L.L.C., incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 dated January 5, 1999.

10.9	—	Asset Purchase Agreement among the Company, Bison Valve, L.L.C. and Michael A. Waters dated September 17, 2000, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated September 23, 2000.

10.10	—	Employment Agreement between the Company and Billy D. Prim dated May 31, 1999 effective as of January 1, 1999, incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended July 31, 1999.*

Exhibit
Number		Description of Exhibit

10.11	—	Asset Purchase Agreement by and among the Company, Uniflame, Mac R. McQuilkin and James E. Harris dated as of March 31, 2000, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 18, 2000.

10.12	—	Asset Purchase Agreement by and among the Company, International Propane Products, LLC and Michael A. Waters dated as of March 31, 2000, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated April 18, 2000.

10.13	—	Indemnification Agreement by and among the Company, International Propane Products, LLC and Michael A. Waters dated as of March 31, 2000, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated April 18, 2000.

10.14	—	License Agreement by and among the Company, International Propane Products, LLC and Michael A. Waters dated as of March 31, 2000, incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K dated April 18, 2000.

10.15(a)	—	Limited Liability Company Agreement of R4 Technical Center — North Carolina, LLC dated April 28, 2000, incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended July 31, 2000.

10.15(b)	—	First Amendment to Limited Liability Company Agreement of R4 Technical Center — North Carolina, LLC, dated September 30, 2001, by and among Blue Rhino Corporation, Manchester Tank & Equipment Co., and Platinum Propane, L.L.C., incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2001.

10.16	—	Real Estate Lease between Uniflame, Inc. and H & M Enterprises, L.L.C. dated March 1, 1995, as amended February 8, 2000, incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended July 31, 2000.

10.17	—	Agreement dated September 30, 2001, by and between Blue Rhino Corporation and R4 Technical Center — North Carolina, LLC, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2001.

10.18	—	Bill of Sale dated October 30, 2001, by R4 Technical Center — North Carolina, LLC and Blue Rhino Corporation, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2001.

10.19	—	Master Lease Agreement dated September 30, 2001, between Blue Rhino Corporation, Landlord, and R4 Technical Center — North Carolina, LLC, Tenant, for premises located at 1309 Buck Shoals Road, Yadkin County, North Carolina, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2001.

10.20	—	Executive Incentive Plan for the fiscal year ending July 31, 2002, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2002.*

10.21	—	Stock Purchase Agreement dated as of April 19, 2002, by and among Blue Rhino Corporation and those purchasers named on Schedule 1 thereto, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2002.

10.22	—	Registration Rights Agreement among the Company and the purchasers of Common Stock and Warrants dated September 7, 1999, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated September 23, 1999.

Exhibit
Number		Description of Exhibit

10.23	—	Registration Rights Agreement among the Company and the Buyers of its Convertible Notes dated September 22, 1999, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated September 23, 1999.

10.24	—	Amended and Restated Registration Rights Agreement, dated as of March 1, 1997, among the Company, Forsythe Technology/Lunn Partners Venture Leasing, L.P., Platinum Propane Holding, L.L.C., the Purchasers of Units pursuant to the Unit Purchase Agreement dated October 11, 1995 and the Purchasers of the Company’s Series A Convertible Participating Preferred Stock, incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 dated March 10, 1998.

10.25	—	First Amendment to Amended and Restated Registration Rights Agreement among the Company and certain holders of its common stock dated September 7, 1999, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K dated September 23, 1999.

10.26	—	Form of Warrant to Purchase Common Stock of the Company issued to purchasers of the Company’s Common Stock in its private offering dated September 7, 1999, incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K dated September 23, 1999.

10.27	—	Form of Warrant to Purchase Common Stock of the Company issued to purchasers of the Company’s Convertible Notes on September 20, 1999, incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K dated September 23, 1999.

10.28	—	Form of Warrant issued to Michael A. Waters dated September 17, 1999, incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K dated September 23, 1999.

10.29	—	Registration Rights Agreement among the Company and the stockholders and certain employees of Uniflame, Inc. dated March 31, 2000, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated April 18, 2000.

10.30	—	Amended and Restated Registration Rights Agreement dated October 25, 2000 among the Company, the investors listed therein and the former stockholders of QuickShip, Inc., incorporated by reference to Exhibit 4.12 to the Company’s Annual Report on Form 10-K for the year ended July 31, 2000.

10.31	—	Form of Warrant issued to Thomas E. Brandtonies dated October 26, 2000, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 13, 2000.

10.32	—	Registration Rights Agreement dated April 19, 2002, among the Company and the purchasers named on Schedule 1 thereto, incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2002.

10.33	—	Securities Purchase Agreement dated as of December 20, 2002 among the Company and the purchasers identified on the signature pages thereto, incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2003.

10.34	—	Letter Agreement among the Company and the purchasers identified on the signature pages to the Securities Purchase Agreement dated as of December 20, 2002, incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2003.

10.35	—	Release and Settlement Agreement dated as of February 26, 2003 by and between the Company and PricewaterhouseCoopers LLP.**

Exhibit
Number		Description of Exhibit

10.36	—	Lease dated July 17, 2003 between Platinum Propane of Chicago, LLC and BR Partners Two, LLC.

10.37	—	Guaranty dated July 17, 2003 by Blue Rhino Corporation in favor of BR Partners Two, LLC.

10.38	—	Lease dated February 6, 2003 between Buffalo Propane, LLC and BR Partners One, LLC.

10.39	—	Guaranty dated February 6, 2003 by Blue Rhino Corporation in favor of BR Partners One, LLC.

10.40	—	Lease dated May 14, 2003 between Platinum Propane of Los Angeles, LLC and BR Partners Three, LLC.

10.41	—	Guaranty dated May 14, 2003 by Blue Rhino Corporation in favor of BR Partners Three, LLC.

21.1	—	Subsidiaries of the Company.

23.1	—	Consent of Ernst & Young LLP.

31.1	—	Certification of the Chief Executive Officer pursuant to Rule 13a-15(e) or 15d-15(e) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of the Chief Financial Officer pursuant to Rule 13a-15(e) or 15d-15(e) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	—	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

*  Executive compensation plan or agreement.

**  Confidential treatment has been requested with respect to specified portions of this exhibit.