Form 10-Q
period 2003-10-31
BLUE RHINO CORP
filed 2003-12-10
CIK 1034379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2003

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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

     Yes ☒   No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 30, 2003

Common stock, par value $.001 per share	17,854,052 Shares

BLUE RHINO CORPORATION

INDEX

PART I: FINANCIAL INFORMATION

Item 1:	Financial Statements (unaudited):

Condensed consolidated balance sheets as of October 31, 2003 and July 31, 2003.

Condensed consolidated statements of operations for the three months ended October 31, 2003 and 2002.

Condensed consolidated statements of cash flows for the three months ended October 31, 2003 and 2002.

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

BLUE RHINO CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
As of October 31, 2003 and July 31, 2003
(In thousands)

	October 31,	July 31,
	2003	2003

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,553	$2,495
Accounts receivable, net	12,053	25,809
Inventories	19,643	20,372
Prepaid expenses and other current assets	5,062	7,055
Deferred income taxes	2,266	2,266

Total current assets	41,577	57,997
Cylinders, net	48,509	50,917
Property, plant and equipment, net	38,098	37,765
Intangibles, net	62,843	62,862
Other assets	1,177	1,264

Total assets	$192,204	$210,805

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,525	$19,193
Current portion of long-term debt and capital lease obligations	6,144	6,433
Accrued liabilities	4,054	5,679

Total current liabilities	21,723	31,305
Long-term debt and capital lease obligations, less current maturities	32,262	42,800
Deferred income taxes	4,767	4,232

Total liabilities	58,752	78,337
Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 17,853,652 and 17,838,027 shares issued and outstanding at October 31, 2003 and July 31, 2003, respectively	18	18
Capital in excess of par	132,812	132,704
Retained earnings (deficit)	427	(1,068)
Accumulated other comprehensive income	195	814

Total stockholders’ equity	133,452	132,468

Total liabilities and stockholders’ equity	$192,204	$210,805

The accompanying notes are an integral part of these financial statements.

BLUE RHINO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended October 31, 2003 and 2002
(In thousands, except per share data)

	Three months ended
	October 31,

	2003	2002

	(Unaudited)

Net revenues	$49,269	$54,815

Operating costs and expenses:
Cost of sales	36,120	41,351
Selling, general, and administrative	7,310	8,393
Depreciation and amortization	2,616	2,157

Total operating costs and expenses	46,046	51,901

Income from operations	3,223	2,914

Interest and other expenses (income):
Interest expense	655	1,256
Loss on investee	—	455
Other, net	117	(71)

Income before income taxes	2,451	1,274

Income taxes	956	15

Net income	1,495	1,259

Preferred dividends	—	71

Income available to common stockholders	$1,495	$1,188

Earnings per common share:
Basic	$0.08	$0.08

Diluted	$0.08	$0.07

Shares used in per share calculations:
Basic	17,842	14,121

Diluted	19,853	17,701

The accompanying notes are an integral part of these financial statements.

BLUE RHINO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended October 31, 2003 and 2002
(In thousands)

	Three Months Ended
	October 31,

	2003	2002

	(unaudited)
Cash flows from operating activities:
Net income	$1,495	$1,259
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,616	2,157
Loss on investee	—	455
Non-cash interest expense	113	268
Deferred income taxes	941	—
Other non-cash expenses	175	145
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	13,755	6,394
Inventories	729	(3,185)
Other current assets	949	309
Accounts payable and accrued liabilities	(8,993)	(6,406)

Net cash provided by operating activities	11,780	1,396

Cash flows from investing activities:
Purchases of property, plant, and equipment	(2,630)	(2,412)
Net advances to and investment in joint venture	—	(1,086)
Purchases of cylinders, net	1,710	107
(Issuance of) collections on notes receivable and advances to distributors, net	9	(2,437)

Net cash used in investing activities	(911)	(5,828)

Cash flows from financing activities:
Proceeds from (payments on) revolving line of credit, net	(9,300)	2,576
Proceeds from issuance of equity, net of expenses	108	2,395
Payments on long-term debt and capital lease obligations	(1,619)	(396)

Net cash provided by (used in) financing activities	(10,811)	4,575

Net increase in cash and cash equivalents	58	143
Cash and cash equivalents at beginning of period	2,495	1,563

Cash and cash equivalents at end of period	$2,553	$1,706

The accompanying notes are an integral part of these financial statements.

BLUE RHINO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2003 (Unaudited)
(In thousands, except share and per share data)

1. Basis of Presentation

     The consolidated financial statements of Blue Rhino Corporation (the “Company”) include the accounts of its wholly owned subsidiaries: Uniflame Corporation (“Uniflame”); QuickShip, Inc. (“QuickShip”); Rhino Services, L.L.C.; CPD Associates, Inc.; USA Leasing, L.L.C.; Blue Rhino Global Sourcing, LLC; Platinum Propane, L.L.C. (“Platinum”); Ark Holding Company LLC (“Ark”); and Blue Rhino Consumer Products, LLC. As a result of the Company’s acquisition of Platinum in November 2002, the Company increased its ownership interest in R4 Technical Center — North Carolina, LLC (“R4 Tech”) on a consolidated basis by 1% to 50%. The Company consolidated the results of R4 Tech beginning in the second quarter of fiscal 2003 as a result of its increased ownership and financial control (Note 3). All material intercompany transactions and balances have been eliminated in consolidation.

     The accompanying unaudited interim condensed consolidated financial statements of the Company have been prepared by the Company in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and, accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of items of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three-month period ended October 31, 2003 are not necessarily indicative of the results that may be expected for any other period.

     The balance sheet at July 31, 2003 has been derived from the audited financial statements of the Company as of July 31, 2003 but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     These financial statements should be read in conjunction with the audited consolidated financial statements of the Company as of and for the year ended July 31, 2003.

2. Stock-Based Compensation

     The Company has three stock-based compensation plans (the “Plans”) for outside directors, officers and certain employees to receive stock options and other equity-based awards: the Blue Rhino Corporation Stock Incentive Plan (the “1994 Stock Incentive Plan”), the Blue Rhino Corporation 1998 Stock Incentive Plan (the “1998 Stock Incentive Plan”) and the Blue Rhino Corporation Stock Option Plan for Non-Employee Directors (the “Director Option Plan”). Under the 1998 Stock Incentive Plan and the Director Option Plan, the Company may issue only non-qualified stock options. Under the 1994 Stock Incentive Plan, the Company was authorized to issue incentive or non-qualified stock options, stock appreciation rights, restricted stock or deferred stock, at its discretion. The Company no longer makes grants under the 1994 Stock Incentive Plan. The Company accounts for the Plans in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). Under APB 25, no compensation expense is recognized for stock options issued with an exercise price equivalent to the fair value of the Company’s common stock on the date of grant.

     The Company also has a Distributor Stock Option Plan (the “Distributor Option Plan”) for distributors and their stockholders, partners, members, directors, general partners, managers, officers, employees and consultants. In general, stock options and other equity instruments granted or issued under the Distributor Stock Option Plan are accounted for in accordance with Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”).

     Had compensation expense for the 1994 Stock Incentive Plan, the 1998 Stock Incentive Plan or the Director Option Plan been determined for options granted since August 1, 1995 in accordance with SFAS No. 123, the Company’s pro forma net income and earnings per share for the three months ended October 31, 2003 and 2002 would have been as follows:

	Three months ended
	October 31,

	2003	2002

Net income available for common stockholders:
As reported	$1,495	$1,188
Less:
Compensation expense determined using Black-Scholes Option Pricing Model	1,120	504

Pro forma net income	$375	$684

Earnings per common share:
Basic:
As reported	$0.08	$0.08

Pro forma	$0.02	$0.05

Diluted:
As reported	$0.08	$0.07

Pro forma	$0.02	$0.04

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for all grants: expected lives ranging from five to six years; expected volatility ranging from 30% to 91%; expected dividends of zero and a risk-free interest rate ranging from 1.1% to 5.8%.

3. Investment in Joint Venture

     As a result of the acquisition of Platinum, the Company increased its ownership interest in R4 Tech on a consolidated basis by 1% to 50%. The Company consolidated the results of R4 Tech beginning in the second quarter of fiscal 2003 as a result of its increased ownership and financial control. R4 Tech was established in April 2000 to operate and manage an automated propane bottling and cylinder refurbishing plant. R4 Tech began operations in May 2000 and was accounted for under the equity method of accounting through the first quarter of fiscal 2003. During the first quarter of fiscal 2003, the Company recognized 100% of the loss of R4 Tech as a result of advances made without a corresponding advance from the other joint venture partners. The Company recognized a loss in the joint venture for the three months ended October 31, 2002 of $455.

4. Income taxes

     Income tax expense in fiscal 2004 primarily reflects the federal statutory tax rate and state taxes net of the federal benefit. Income tax expense in fiscal 2003 differed from the statutory federal and state tax rates due to changes in the valuation reserve for deferred tax assets.

5. Earnings Per Share

     The following table sets forth a reconciliation of the numerators and denominators in computing earnings per common share in accordance with Statement of Financial Accounting Standards No. 128.

	Three Months Ended
	October 31,

	2003	2002

Net income	$1,495	$1,259
Less: Preferred stock dividends	—	71

Income applicable to common stockholders	$1,495	$1,188

Income applicable to common stockholders	$1,495	$1,188
Weighted average number of common shares outstanding (in thousands)	17,842	14,121

Basic earnings per common share	$0.08	$0.08

Income applicable to common stockholders	$1,495	$1,188
Weighted average number of common shares outstanding (in thousands)	17,842	14,121
Effect of potentially dilutive securities:
Common stock options	1,399	1,748
Common stock warrants	612	1,832

Weighted average number of common shares outstanding assuming dilution	19,853	17,701

Diluted earnings per common share	$0.08	$0.07

     Common stock options listed below for the three months ended October 31, 2003 and 2002 were not included in the computation of diluted earnings per share because the exercise prices are greater than the average market price of the Company’s common stock during those periods such that the effect would be anti-dilutive.

	Three months ended
	October 31,

	2003	2002

Common stock options (in thousands)	2,267	49

6. Derivative Instruments

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

     A summary of changes in OCI for the three months ended October 31, 2003 and 2002 is presented below:

	Three Months Ended
	October 31,

	2003	2002

Beginning balance deferred in OCI	$814	$(26)
Net change associated with current period hedge transactions, net of tax of ($53) and $0 in the three-month period ending October 31, 2003 and 2002, respectively	81	1,074
Net amount reclassified into earnings during the period, net of tax of $458 and $0, respectively	(700)	(133)

Ending balance deferred in OCI	$195	$915

     Total comprehensive income for the three months ended October 31, 2003 and 2002 was $876 and $2,200, respectively.

7. Commitments and Contingencies

Patent Lawsuit and Related Proceedings

     On August 8, 2003, American Biophysics Corporation (“ABC”) filed a patent infringement suit against the Company in the U.S. District Court for the District of Rhode Island. ABC alleges that the SkeeterVac® mosquito elimination product infringes certain patents of ABC. The complaint seeks treble damages and attorneys’ fees. Also on August 8, 2003, ABC filed a complaint against the Company with the United States International Trade Commission (“ITC”) pursuant to Section 337 of the Tariff Act of 1930, as amended (“Section 337”). That complaint requests that the ITC institute an investigation regarding alleged violations of Section 337 based upon the importation into the United States by the Company and/or the offer for sale and sale within the United States after importation of SkeeterVac® products that allegedly infringe certain ABC patents. ABC also requested that the ITC issue a permanent exclusion order pursuant to Section 337, which would exclude further entry into the United States of the allegedly infringing products, and a permanent cease and desist order under Section 337, which would prohibit the importation into the United States, the sale for importation, and/or sale within the United States after importation, of allegedly infringing products. The ITC has instituted an investigation and the parties are currently conducting discovery. On August 13, 2003, the Company’s subsidiary, Blue Rhino Consumer Products, LLC (“BRCP”), filed suit against ABC in the U.S. District Court for the Middle District of North Carolina seeking a declaration that BRCP’s SkeeterVac® product does not infringe ABC’s patents. On August 14, 2003, BRCP and another Company subsidiary, CPD Associates, Inc. (“CPD”), filed a lawsuit in the Superior Court of North Carolina, Forsyth County, against ABC asserting unfair and deceptive trade practices, unfair competition under North Carolina common law, tortious interference with business relations and prospective economic advantage, violations of Section 43(a) of the Lanham Act, and violation of the Anticybersquatting Consumer Protection Act. The complaint seeks, among other relief against ABC, a permanent injunction, treble damages, punitive damages, attorneys’ fees and other costs and expenses. This case has been removed to the U.S. District Court for the Middle District of North Carolina. Motions are pending to consolidate the North Carolina federal court actions and stay these actions pending the outcome of the ITC proceeding. The parties have also filed motions seeking to transfer the North Carolina and Rhode Island federal court actions to a single court, either in Rhode Island or North Carolina. The federal court action in Rhode Island has been stayed pending the outcome of the ITC proceeding; however, the federal court in Rhode Island has agreed to decide whether the pending action should be transferred to North Carolina. The Company believes that ABC’s claims against it are without merit and intends to vigorously defend itself.

Securities Class Actions and Shareholder Derivative Actions

     On May 19, 2003, George Schober filed a shareholder securities class action lawsuit in the United States District Court for the Central District of California, naming the Company, along with four of its officers and directors, as defendants. Six tag-along securities class actions arising out of the same alleged facts and circumstances as the original action were subsequently filed in the same court. The cases have been consolidated into a single action and Andy Lee, Charles Anderberg and Steven Lendeman have been designated as lead plaintiffs. Plaintiffs filed a consolidated complaint on December 3, 2003. The plaintiffs seek to represent a class of investors who purchased the Company’s publicly-traded securities between August 2002 and February 2003. The plaintiffs allege violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act. In particular, the plaintiffs have alleged that the Company and the individual defendants violated the federal securities laws by, among other things, improperly failing to consolidate distributors Ark and Platinum for financial reporting purposes prior to the date of their being acquired by the Company, making materially false and misleading statements and/or failing to disclose material facts related to the financial performance and prospects of the Company and distributors Ark and Platinum, and making materially false and misleading statements and/or failing to disclose material facts relating to the Company’s acquisition of Ark and Platinum. The complaint seeks unspecified damages, plus reasonable costs and expenses, including attorneys’ fees and experts’ fees. On May 22, 2003, Richard Marcoux filed a shareholder derivative action in the Superior Court of California, Los Angeles County, naming all directors and certain officers of the Company as individual defendants and the Company as a nominal defendant. On June 19, 2003, Randy Gish filed a substantially similar derivative action in the same court. Both the Marcoux and Gish actions were removed to the U.S. District Court for the Central District of California. The Marcoux case was subsequently remanded to Los Angeles Superior Court, but has been stayed pending resolution of the federal actions. The derivative actions arise out of substantially similar facts and circumstances as the securities class actions, and allege violations of the California Corporations Code, breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. The Company believes that all of the foregoing securities class actions and derivative actions are without merit and intends to vigorously defend itself against these actions.

Other Litigation

     The Company is also a party to other litigation which it considers routine and incidental to its business. Management does not expect the results of any of these other actions to have a material adverse effect on the Company’s business, results of operations or financial condition.

8. Segment Information

     The Company has two reportable segments: cylinder exchange and products and other. The cylinder exchange segment relates to cylinder exchange transactions and lease income from cylinders and cylinder displays. The products and other segment includes the activities required to sell patio heaters, grills, mosquito elimination devices and other complementary propane products, fireplace accessories and garden products. In addition, financial information related to QuickShip, a retail shipping service company acquired in October 2000, is included within the products and other segment as it is not currently material on a stand-alone basis. For the three months ended October 31, 2003 and 2002, QuickShip had a loss from operations of ($229) and ($451), respectively.

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

     The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and operational strategies. The Company’s selected segment information as of and for the three months ended October 31, 2003 and 2002 is as follows:

	Three Months Ended
	October 31,

	2003	2002

Net revenues:
Cylinder exchange	$38,796	$36,949
Products and other	10,473	17,866

	$49,269	$54,815

Segment EBITDA:
Cylinder exchange	$6,922	$5,550
Products and other	(1,083)	(479)

	$5,839	$5,071

Depreciation and amortization	2,616	2,157
Interest expense	655	1,256
Loss on investee	—	455
Other, net	117	(71)
Income taxes	956	15

Net income	$1,495	$1,259

	As of October 31,

	2003	2002

Total assets:
Cylinder exchange	$146,336	$103,062
Products and other	45,868	40,799

	$192,204	$143,861

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Certain statements in this section and elsewhere in this Quarterly Report on Form 10-Q are forward-looking in nature and relate to the Company’s plans, objectives, estimates, goals and future financial performance. The terms “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential,” “continue” and similar words or expressions are intended to identify forward-looking statements. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and speak only as of the date of this report. The Company’s business is subject to numerous risks and uncertainties including: that its significant retail relationships are generally nonexclusive and terminable at will; that prices for its products and services may decline due to competitive or other factors; its ability to manage growth; its ability to place Blue Rhino cylinder exchange at additional retail locations; its ability to protect its intellectual property and to strengthen its brand; risks that it will be found to have infringed the intellectual property rights of others; its ability to mitigate the effects of high propane commodity prices; its ability to integrate acquisitions; its ability to manage its distributor operations; its ability to launch new products and services; the effect of safety guidelines on consumer demand for cylinder exchange; its ability to successfully defend certain lawsuits, including without limitation contingencies associated with the shareholder class action, shareholder derivative and patent infringement lawsuits filed against the Company; and consumer confidence and spending patterns, retailer inventory policies and the price of propane. These and other risks and uncertainties, including those detailed in the Company’s most recent Annual Report on Form 10-K and other filings with the Securities and Exchange Commission under “Risk Factors” or “Business — Additional Factors that May Affect our Business or Future Results,” could cause actual results and experience to be materially different from those expressed or implied by any of these forward-looking statements. To the extent permitted by law, the Company makes no commitment to update any forward-looking statement or to disclose any facts, events, or circumstances after the date hereof that may affect the accuracy of any forward-looking statement.

Overview

     The following discussion and analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and related notes of Blue Rhino Corporation and its wholly owned subsidiaries, Rhino Services, L.L.C., CPD Associates, Inc., USA Leasing, L.L.C., Uniflame Corporation, QuickShip, Inc., Blue Rhino Global Sourcing, LLC, Platinum Propane, L.L.C. (“Platinum”), Ark Holding Company LLC (“Ark”) and Blue Rhino Consumer Products, LLC (collectively, the “Company,” “Blue Rhino,” “us” or “we”), and with our audited consolidated financial statements as of and for the fiscal year ended July 31, 2003, on file with the Securities and Exchange Commission. As a result of our acquisition of Platinum in November 2002, we increased our ownership interest in R4 Technical Center — North Carolina, LLC (“R4 Tech”) on a consolidated basis by 1% to 50%. We consolidated the results of R4 Tech beginning in the second quarter of fiscal 2003 as a result of our increased ownership and financial control. The results of operations for the three-month period ended October 31, 2003 are not necessarily indicative of results that may be expected for any other period, in part due to the seasonality of our business.

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

     We announced on November 25, 2003 that we are changing our fiscal year end from July 31 to January 31; accordingly, fiscal 2004 will consist of the two quarters ending on January 31, 2004, and fiscal 2005 will commence on February 1, 2004

Results of Operations

Comparison of the three months ended October 31, 2003 with the three months ended October 31, 2002

     Net revenues. Net revenues decreased 10.1% to $49.3 million for the three months ended October 31, 2003 from $54.8 million for the three months ended October 31, 2002. Cylinder exchange revenues increased 5.0% to $38.8 million from $36.9 million primarily due to an approximately 8% increase in the number of total cylinder transactions to 2.4 million units for the first quarter of fiscal 2004 from 2.3 million units for the first quarter of fiscal 2003. This increase reflects the positive trend toward consumer acceptance of cylinder exchange versus refill and the impact of National Fire Protection Association (“NFPA”) guidelines adopted by many states that mandate that all propane cylinders refilled after April 1, 2002 be fitted with an overfill prevention device. Products and others revenues decreased 41.4% to $10.5 million from $17.9 million due principally to an expected shift in sales to a major retailer from the first quarter of fiscal 2004 to the second quarter of fiscal 2004 and the first quarter of fiscal 2005. We currently anticipate annual revenue growth between 10% and 15% for both our cylinder exchange and products and other segments and we currently expect the new NFPA guidelines to continue to contribute to our cylinder exchange revenue growth at a decreasing rate through July 2005. We expect to lower cylinder exchange pricing over the next three fiscal quarters primarily due to the declining number of costlier upgrade transactions.

     Gross margin. Our overall gross margin increased to 26.7% for the first quarter of fiscal 2004 from 24.6% for the first quarter of fiscal 2003. Gross margin percentage in cylinder exchange increased 220 basis points to 30.5% for the three months ended October 31, 2003 from 28.3% for the three months ended October 31, 2002 due primarily to the reduced cost of valves and cylinders. The products and other segment gross margin decreased to 12.4% for the first quarter of fiscal 2004 from 16.9% for the first quarter of fiscal 2003 due primarily to lower margins on SkeeterVac® mosquito eradication products, which began selling in March 2003. We currently expect cylinder exchange margins to be between 25% and 28% over the next three fiscal quarters, primarily due to lower unit pricing related to reduced upgrade transactions. We expect this lower margin to be offset by increased unit sales. We currently anticipate products gross margins to be between 13% and 17% over the next three fiscal quarters.

     Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses decreased 12.9% to $7.3 million for the three months ended October 31, 2003 from $8.4 million for the three months ended October 31, 2002. As a percentage of net revenues, SG&A expenses decreased to 14.8% for the first quarter of fiscal 2004 from 15.3% for the first quarter of fiscal 2003. SG&A expenses in the cylinder exchange segment remained constant at $4.9 million for both the first quarter of fiscal 2004 and the first quarter of fiscal 2003. SG&A expenses in the products and other segment decreased 31.6% to $2.4 million from $3.5 million in the same period in the prior year. The decrease primarily results from special charges incurred in the prior year, which consisted primarily of relocation expenses associated with the consolidation of many products segment employees based in Zion, Illinois with the cylinder exchange employee base in Winston-Salem, North Carolina. We currently expect SG&A expenses to continue to decrease as a percentage of net revenues over the next three fiscal quarters as compared to fiscal 2003.

     Depreciation and amortization. Depreciation and amortization increased 21.3% to $2.6 million for the first quarter of fiscal 2004 from $2.2 million for the first quarter of fiscal 2003. Depreciation and amortization in the cylinder exchange segment increased 19.7% to $2.4 million for the first three months of fiscal 2004 from $2.0 million in the same period of the prior year due primarily to the increase in depreciation expense resulting from assets acquired in the Platinum and Ark acquisitions in November 2002 and an increase in the number of cylinders and displays. Depreciation and amortization in the products and other segment increased 38.0% to $258,000 for the first quarter of fiscal 2004 from $187,000 for the first quarter of fiscal 2003 due primarily to the increase in depreciation expense related to machinery and equipment and computer software costs. We currently expect depreciation and amortization to increase approximately 15% over the next three fiscal quarters as compared to fiscal 2003.

     Interest expense. Interest expense decreased to $655,000 in the first quarter of fiscal 2004 from $1.3 million in the first quarter of fiscal 2003 due primarily to the absence of subordinated debt, which was prepaid in the third and fourth quarters of fiscal 2003, partially offset by higher average borrowings on our credit facility at lower interest rates. We currently expect interest expense to continue to decrease by approximately 50% over the next three fiscal quarters as compared to fiscal 2003.

     Loss on investee. There was no loss on investee in the first quarter of fiscal 2004. Loss on investee was $455,000 in the first quarter of fiscal 2003. We recognized 100% of the loss of R4 Tech in the first quarter of fiscal 2003 as a result of advances made without a corresponding advance from the other joint venture partners. This charge represented the loss related to our 49% ownership interest in R4 Tech, which has since increased to 50% as a result of our acquisition of Platinum. The increased ownership interest and financial control resulted in the consolidation of the financial statements of R4 Tech beginning in the second quarter of fiscal 2003.

     Other, net. Other expense was $117,000 in the first quarter of fiscal 2004 compared to other income of $71,000 in the first quarter of fiscal 2003. Other, net consists primarily of interest income from advances made to independent distributors and losses from the disposal of assets.

     Income taxes. The provision for income taxes increased to $956,000 in the first quarter of fiscal 2004 from $15,000 for the first quarter of fiscal 2003. The provision reflects the transition to fully recognizing deferred tax assets during the fourth quarter of fiscal 2003. We currently expect to report income taxes at a fully taxed rate of approximately 39% going forward.

     Preferred dividends. Preferred dividends accrued on outstanding Series A Preferred Stock was $71,000 for the three months ended October 31, 2002. The remaining outstanding shares of Series A Convertible preferred stock were converted to shares of common stock in September 2002.

Liquidity and Capital Resources

     Our primary sources of funds have been the incurrence of debt, the issuance of stock, and cash flow from operations. The primary source of cash for the first quarter of fiscal 2004 was cash provided by operations. The primary sources of cash for the first quarter of fiscal 2003 were cash provided by the issuance of stock and net proceeds from the credit facility and, to a lesser extent, cash provided by operations.

     Net cash provided by operations was $11.8 million for the three months ended October 31, 2003 and $1.4 million for the three months ended October 31, 2002. The increase in cash provided by operations for the first quarter of fiscal 2004 over the first quarter of fiscal 2003 was primarily due to the increase in accounts receivable collections and the decrease in inventory purchases.

     Net cash used in investing activities was $911,000 for the three months ended October 31, 2003 and $5.8 million for the three months ended October 31, 2002. The primary components of cash used in investing activities for both periods included investments in property, plant and equipment and, in the case of the three months ended October 31, 2002, advances to distributors and advances to R4 Tech. During the three months ended October 31, 2002, we provided net advances of $1.1 million to R4 Tech. As a result of the acquisitions of Platinum and Ark on November 22, 2002 and the consolidation of R4 Tech resulting from the acquisition of Platinum (Note 3 of Notes to Condensed Consolidated Financial Statements), advances to R4 Tech, Platinum and Ark in the first quarter of fiscal 2004 were not reflected in net cash used in investing activities.

     Net cash used in financing activities was $10.8 million for the three months ended October 31, 2003, while cash provided by financing activities was $4.6 million for the three months ended October 31, 2002. Cash used in financing activities for the three months ended October 31, 2003 included payments on our credit facility and, to a lesser extent, payments on long-term debt and capital lease obligations. Cash provided by financing activities for the three months ended October 31, 2002 included net proceeds from our credit facility and net proceeds from exercises of warrants and stock options.

     In November 2002, we completed the syndication of a new and expanded bank credit facility (the “Credit Facility”). The Credit Facility consists of a $45.0 million revolving line of credit and a $15.0 million term loan, both for general corporate purposes, inclusive of payments made under letters of credit. The Credit Facility has a maturity date of November 30, 2005. Advances under the Credit Facility are collateralized by a lien on substantially all of our assets.

     Advances under the Credit Facility may be made as either base rate (“prime rate”) loans or London Interbank Offered Rate (“LIBOR”) loans at our election. Applicable interest rates are based upon either the LIBOR or prime rate plus an applicable margin dependent upon a total leverage ratio. The applicable LIBOR margins range from 200 to 300 basis points, and the applicable prime rate margins range from 50 to 150 basis points. On October 31, 2003 we had $34.9 million (including a $9.9 million balance on the term loan) in LIBOR loans outstanding at a weighted-average interest rate of 3.62% and $1.7 million in prime rate loans outstanding at a weighted-average interest rate of 5.00%.

     Principal payments on the outstanding term loan began on December 31, 2002 and continue quarterly until September 30, 2005.

The initial principal payments are $1.0 million per calendar quarter beginning December 31, 2002, will increase to $1.25 million per calendar quarter beginning December 31, 2003 and will further increase to $1.5 million per calendar quarter beginning December 31, 2004. The Credit Facility includes a .50% commitment fee on the average daily unused amount for each fiscal quarter. The Credit Facility requires us to meet certain covenants, including minimum net worth and cash flow requirements, and restricts the payment of cash dividends. At October 31, 2003, we were in compliance with all covenants.

     In May 2003, we entered into an interest-rate swap agreement with an effective date of August 1, 2003 and an expiration date of October 3, 2005. The initial notional amount was $20.0 million beginning August 1, 2003, will decrease to $15.0 million on June 1, 2004, will decrease to $10.0 million on March 1, 2005 and will further decrease to $5.0 million on September 1, 2005. Under the swap agreement, we pay a fixed rate of 1.85% and receive a rate equivalent to the thirty-day LIBOR, adjusted monthly.

     We currently have capital purchase commitments outstanding of approximately $2.0 million relating to machinery and equipment associated with three new cylinder refilling and refurbishing facilities that are being constructed in Los Angeles, Chicago and Denver and two mobile filling and refurbishing facilities. We expect that these commitments will be satisfied by the spring of 2004. We currently anticipate that our total capital expenditures for the twelve months ending July 31, 2004, excluding acquisitions, will be approximately $14.0 million, and will relate primarily to cylinders, cylinder displays, computer technology and distribution infrastructure. Our capital expenditure and working capital requirements in the foreseeable future will change depending on many factors including, but not limited to, the rate of our expansion, our operating results and any other adjustments in our operating plan made in response to competition, acquisition opportunities or unexpected events.

     We believe that our existing borrowing capacity under the Credit Facility, together with cash provided by operations, will be sufficient to meet our expected capital expenditure and working capital requirements for the next four fiscal quarters. We expect to pay down a portion of our Credit Facility over the next four fiscal quarters. However, if we experience an unexpected change in demand for our cylinder exchange service or our products, we may need additional funds to meet our capital requirements and, in that event, we may not pay down any of our Credit Facility and might seek additional debt or equity financing. We cannot be sure that any additional equity or debt financing will be available on favorable terms or on terms that are not dilutive to our stockholders.

Contractual Obligations

     The following table summarizes our contractual payment obligations and other commercial commitments at October 31, 2003 (in thousands):

	Payment obligations by twelve-month period ended July 31,

Contractual obligations	2004	2005	2006	2007	2008	Thereafter	Total

Long-term debt	$900	$49	$48	$32	$16	$161	$1,206
Capital lease obligations	193	242	126	17	14	8	600
Operating leases	1,576	1,361	908	499	359	1,605	6,308

Total contractual cash obligations	$2,669	$1,652	$1,082	$548	$389	$1,774	$8,114

Other commercial commitments	2004	2005	2006	2007	2008	Thereafter	Total

Line of credit	$3,750	$5,750	$27,100	$—	$—	$—	$36,600
Standby letters of credit	1,073	—	—	—	—	—	1,073

Total commercial commitments	$4,823	$5,750	$27,100	$—	$—	$—	$37,673

Related Party Transactions

     We lease some of our facilities from Billy D. Prim, our Chairman and Chief Executive Officer, and from Rhino Real Estate, LLC, a company affiliated with Billy D. Prim and Andrew J. Filipowski, our Vice Chairman. The leases expire on December 31, 2003, April 30, 2004 and October 31, 2007, respectively. Our rent expense for the three months ended October 31, 2003 and 2002 was $126,000 and $87,000, respectively. Management has received an independent third-party determination from Lincoln Harris, LLC to the effect that these leases are fair and within typical market conditions for comparable properties and that the terms of all of these leases are within the range of terms that could have been obtained from unrelated third parties for comparable properties.

     Uniflame Corporation leases its facility from H & M Enterprises, LLC, a company affiliated with Mac McQuilkin, the president of Uniflame. The lease terminates on March 31, 2005. Uniflame’s rent expense for the three months ended October 31, 2003 and 2002 was $81,000 and $79,000, respectively. Management believes that the terms of this lease are comparable to those that could have been obtained from unrelated third parties.

     We have paid fees for software development and Internet hosting services provided by divine, inc. Andrew J. Filipowski, our Vice Chairman, was the chairman and chief executive officer of divine, inc. prior to February 2003.  For the three months ended October 31, 2002, we paid fees to divine, inc. in the amount of $198,000. Management believes that the terms of these services were comparable to those that could have been obtained from an unrelated third party.

     We have paid fees for maintenance and support services provided by Silkroad Technology, Inc. Andrew J. Filipowski, our Vice Chairman, is the Chairman of Silkroad Technology, Inc. For the three months ended October 31, 2003, we paid fees to Silkroad Technology, Inc. in the amount of $28,000. Management believes that the terms of these services were comparable to those that could have been obtained from an unrelated third party.

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

Price of Propane

     Beginning with the third quarter of fiscal 2000 and continuing through the third quarter of fiscal 2001, there were dramatic increases in fuel costs and propane prices reached unusually high levels. During the fourth quarter of fiscal 2001 and continuing through the first quarter of fiscal 2003, propane prices returned to a range more consistent with historical levels, but during the balance of fiscal 2003 and the first quarter of fiscal 2004, again reached unusually high levels. On March 1, 2001, we initiated a propane price hedging strategy that reduced, and we currently believe will continue to reduce, our gross margin risk resulting from fluctuations in the price of propane. Our strategy is designed to reduce exposure to the fuel cost component of a significant portion of our expected total cylinder exchange volume. If propane costs rise, our gross margins and results of operations would be negatively affected due to additional costs on unhedged volumes (both within and, if applicable, in excess of our expected volumes) that we may not be able to recover fully through an increase in our price to retailers.

Off-Balance Sheet Arrangements

     We do not have any transactions, obligations or relationships that we consider to be off-balance sheet arrangements.

Impact of New Accounting Pronouncements

     In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, which addresses the consolidation of business enterprises (variable interest entities), to which the usual condition of consolidation, a controlling financial interest, does not apply. FIN 46 requires an entity to assess its business relationships to determine if they are variable interest entities. As defined in FIN 46, variable interests are contractual, ownership or other interests in an entity that change with changes in the entity’s net asset value. Variable interests in an entity may arise from financial instruments, service contracts, guarantees, leases or other arrangements with the variable interest entity. An entity that will absorb a majority of the variable interest entity’s expected losses or expected residual returns, as defined in FIN 46, is considered the primary beneficiary of the variable interest entity. The primary beneficiary must include the variable interest entity’s assets, liabilities and results of operations in its consolidated financial statements. FIN 46 is immediately effective for all variable interest entities created after January 31, 2003. For variable interest entities created prior to this date, the provisions of FIN 46 were originally required to be applied no later than our first quarter of fiscal 2004. On October 8, 2003, the FASB issued FASB Staff Position (FSP) FIN 46-6, Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities. The FSP provides a limited deferral (until the end of our second quarter of fiscal 2004) of the effective date of FIN 46 for certain interests of a public entity in a variable interest entity or a potential variable interest entity. We will continue to evaluate FIN 46, but due to the complex nature of the analysis required by FIN 46, we have not determined the impact on our consolidated results of operations or financial position.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We are exposed to market risk related to changes in interest rates on borrowings under our Credit Facility. The Credit Facility bears interest based on LIBOR and the prime rate, plus an applicable margin dependent upon a total leverage ratio. To quantify our exposure to interest rate risk, a 100 basis point increase in interest rates would have increased interest expense for the three months ended October 31, 2003 and 2002 by approximately $50,000 and $21,000, respectively. Actual changes in interest rates may differ materially from the hypothetical assumptions used in computing this exposure.

     We use derivative financial instruments to manage exposure to fluctuations in interest rates on our Credit Facility (Note 6 of Notes to Consolidated Financial Statements). These derivative financial instruments, which are all swap agreements, are not entered into for trading purposes. A swap agreement is a contract to exchange a floating rate for a fixed rate without the exchange of the underlying notional amount. In May 2003, we entered into an interest rate swap agreement with an effective date of August 1, 2003 and an expiration date of October 3, 2005. The initial notional amount was $20.0 million beginning August 1, 2003, will decrease to $15.0 million on June 1, 2004, will decrease to $10.0 million on March 1, 2005 and will further decrease to $5.0 million on September 1, 2005. Under the swap agreement, we pay a fixed rate of 1.85% and receive a rate equivalent to the thirty-day LIBOR, adjusted monthly. At October 31, 2003, we had $34.9 million in LIBOR-based loans outstanding at a weighted-average interest rate of 3.62% and the interest rate swap was an effective cash flow hedge.

     We are exposed to commodity price risk related to changes in the price of propane. If propane prices rise, our gross margins and results of operations would be negatively affected due to additional costs that may not be fully recovered through an increase in our price to retailers. Assuming that propane prices are not hedged and any increase cannot be recovered through an increase in our price, a $.01 increase in the price per gallon of propane would reduce the gross margin in our cylinder exchange segment by approximately .3% or 30 basis points. Actual changes in cylinder exchange margins may differ materially from that based on the hypothetical assumptions used in computing this exposure. We have entered into a series of monthly option contracts that are designed to reduce exposure to the propane cost component of a significant portion of our total projected cylinder exchange volume (Note 6 of Notes to Consolidated Financial Statements). These monthly option contracts are not entered into for trading purposes.

     We invest our cash and cash equivalents in investment grade, highly liquid investments consisting of money market instruments, bank certificates of deposit and overnight investments in commercial paper. Substantially all of our transactions are conducted and accounts are denominated in U.S. dollars, and, as such, we do not currently have material exposure to foreign currency risk.

Item 4. Controls and Procedures

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Patent Lawsuit and Related Proceedings

     On August 8, 2003, American Biophysics Corporation (“ABC”) filed a patent infringement suit against the Company in the U.S. District Court for the District of Rhode Island. ABC alleges that the SkeeterVac® mosquito elimination product infringes certain patents of ABC. The complaint seeks treble damages and attorneys’ fees. Also on August 8, 2003, ABC filed a complaint against the Company with the United States International Trade Commission (“ITC”) pursuant to Section 337 of the Tariff Act of 1930, as amended (“Section 337”). That complaint requests that the ITC institute an investigation regarding alleged violations of Section 337 based upon the importation into the United States by the Company and/or the offer for sale and sale within the United States after importation of SkeeterVac® products that allegedly infringe certain ABC patents. ABC also requested that the ITC issue a permanent exclusion order pursuant to Section 337, which would exclude further entry into the United States of the allegedly infringing products, and a permanent cease and desist order under Section 337, which would prohibit the importation into the United States, the sale for importation, and/or sale within the United States after importation, of allegedly infringing products. The ITC has instituted an investigation and the parties are currently conducting discovery. On August 13, 2003, the Company’s subsidiary, Blue Rhino Consumer Products, LLC (“BRCP”), filed suit against ABC in the U.S. District Court for the Middle District of North Carolina seeking a declaration that BRCP’s SkeeterVac® product does not infringe ABC’s patents. On August 14, 2003, BRCP and another Company subsidiary, CPD Associates, Inc. (“CPD”), filed a lawsuit in the Superior Court of North Carolina, Forsyth County, against ABC asserting unfair and deceptive trade practices, unfair competition under North Carolina common law, tortious interference with business relations and prospective economic advantage, violations of Section 43(a) of the Lanham Act, and violation of the Anticybersquatting Consumer Protection Act. The complaint seeks, among other relief against ABC, a permanent injunction, treble damages, punitive damages, attorneys’ fees and other costs and expenses. This case has been removed to the U.S. District Court for the Middle District of North Carolina. Motions are pending to consolidate the North Carolina federal court actions and stay these actions pending the outcome of the ITC proceeding. The parties have also filed motions seeking to transfer the North Carolina and Rhode Island federal court actions to a single court, either in Rhode Island or North Carolina. The federal court action in Rhode Island has been stayed pending the outcome of the ITC proceeding; however, the federal court in Rhode Island has agreed to decide whether the pending action should be transferred to North Carolina. The Company believes that ABC’s claims against it are without merit and intends to vigorously defend itself.

Securities Class Actions and Shareholder Derivative Actions

     On May 19, 2003, George Schober filed a shareholder securities class action lawsuit in the United States District Court for the Central District of California, naming the Company, along with four of its officers and directors, as defendants. Six tag-along securities class actions arising out of the same alleged facts and circumstances as the original action were subsequently filed in the same court. The cases have been consolidated into a single action and Andy Lee, Charles Anderberg and Steven Lendeman have been designated as lead plaintiffs. Plaintiffs filed a consolidated complaint on December 3, 2003. The plaintiffs seek to represent a class of investors who purchased the Company’s publicly-traded securities between August 2002 and February 2003. The plaintiffs allege violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act. In particular, the plaintiffs have alleged that the Company and the individual defendants violated the federal securities laws by, among other things, improperly failing to consolidate distributors Ark and Platinum for financial reporting purposes prior to the date of their being acquired by the Company, making materially false and misleading statements and/or failing to disclose material facts related to the financial performance and prospects of the Company and distributors Ark and Platinum, and making materially false and misleading statements and/or failing to disclose material facts relating to the Company’s acquisition of Ark and Platinum. The complaint seeks unspecified damages, plus reasonable costs and expenses, including attorneys’ fees and experts’ fees. On May 22, 2003, Richard Marcoux filed a shareholder derivative action in the Superior Court of California, Los Angeles County, naming all directors and certain officers of the Company as individual defendants and the Company as a nominal defendant. On June 19, 2003, Randy Gish filed a substantially similar derivative action in the same court. Both the Marcoux and Gish actions were removed to the U.S. District Court for the Central District of California. The Marcoux case was subsequently remanded to Los Angeles Superior Court, but has been stayed pending resolution of the federal actions. The derivative actions arise out of substantially similar facts and circumstances as the securities class actions, and allege violations of the California Corporations Code, breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. The

Company believes that all of the foregoing securities class actions and derivative actions are without merit and intends to vigorously defend itself against these actions.

Other Litigation

     The Company is also a party to other litigation which it considers routine and incidental to its business. Management does not expect the results of any of these other actions to have a material adverse effect on the Company’s business, results of operations or financial condition.

Item 6. Exhibits And Reports On Form 8-K

     (a)  Exhibits:

10.1	—	Lease dated October 21, 2003 between Platinum Propane of Los Angeles, LLC and BR Partners Three, LLC.

10.2	—	Guaranty dated July 29, 2003 by Blue Rhino Corporation in favor of BR Partners Three, LLC.

31.1	—	Certification of the Chief Executive Officer pursuant to Rule 13a-15(e) or 15d-15(e) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of the Chief Financial Officer pursuant to Rule 13a-15(e) or 15d-15(e) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	—	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K filed in the first quarter of fiscal 2004:

     During the quarter ended October 31, 2003, the Company filed the following reports on Form 8-K:

     On September 16, 2003, a Form 8-K was filed pursuant to Item 12 to disclose that on September 16, 2003, the Company issued a press release regarding its financial results for the fiscal year ended July 31, 2003.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Blue Rhino Corporation

Date:	December 10, 2003	By:	/s/ Billy D. Prim

Chairman and Chief Executive Officer

Date:	December 10, 2003	By:	/s/ Mark Castaneda

Chief Financial Officer