Form 10-Q
period 2004-01-31
BLUE RHINO CORP
filed 2004-03-11
CIK 1034379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2004

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

     Yes [X]    No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 29, 2004

Common stock, par value $.001 per share	18,047,713 Shares

BLUE RHINO CORPORATION

INDEX

PART I: FINANCIAL INFORMATION
Item 1:	Financial Statements (unaudited):
Condensed consolidated balance sheets as of January 31, 2004 and July 31, 2003.
Condensed consolidated statements of operations for the three- and six-month periods ended January 31, 2004 and 2003.
Condensed consolidated statements of cash flows for the six-month periods ended January 31, 2004 and 2003.
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

BLUE RHINO CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
As of January 31, 2004 and July 31, 2003
(In thousands)

	January 31,	July 31,
	2004	2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,351	$2,495
Accounts receivable, net	14,351	25,809
Inventories	26,561	20,372
Prepaid expenses and other current assets	7,096	7,055
Deferred income taxes	2,266	2,266

Total current assets	52,625	57,997
Tanks, net	45,461	50,917
Property, plant and equipment, net	40,038	37,765
Intangibles, net	63,121	62,862
Other assets	1,064	1,264

Total assets	$202,309	$210,805

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,689	$19,193
Current portion of long-term debt and capital lease obligations	6,590	6,433
Accrued liabilities	5,405	5,679

Total current liabilities	29,684	31,305
Long-term debt and capital lease obligations, less current maturities	33,357	42,800
Deferred income taxes	5,042	4,232

Total liabilities	68,083	78,337
Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 17,887,440 and 17,838,027 shares issued and outstanding at January 31, 2004 and July 31, 2003, respectively	18	18
Capital in excess of par	133,062	132,704
Retained earnings (deficit)	538	(1,068)
Accumulated other comprehensive income	608	814

Total stockholders’ equity	134,226	132,468

Total liabilities and stockholders’ equity	$202,309	$210,805

The accompanying notes are an integral part of these financial statements.

BLUE RHINO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended January 31, 2004 and 2003
(In thousands, except per share data)

	Three months ended		Six months ended
	January 31,		January 31,
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
Net revenues	$59,242	$58,054	$108,512	$112,870
Operating costs and expenses:
Cost of sales	48,386	47,102	84,507	88,453
Selling, general, and administrative	7,535	6,399	14,846	14,792
Depreciation and amortization	2,517	2,267	5,132	4,425

Total operating costs and expenses	58,438	55,768	104,485	107,670

Income from operations	804	2,286	4,027	5,200
Interest and other expenses (income):
Interest expense	605	1,380	1,261	2,636
Loss on investee	—	—	—	455
Other, net	15	(25)	132	(96)

Income before income taxes	184	931	2,634	2,205
Income taxes	73	15	1,028	30

Net income	$111	$916	$1,606	$2,175
Preferred dividends	—	—	—	71

Income available to common stockholders	$111	$916	$1,606	$2,104

Earnings per common share:
Basic	$0.01	$0.06	$0.09	$0.14

Diluted	$0.01	$0.05	$0.08	$0.11

Shares used in per share calculations:
Basic	17,870	16,114	17,856	15,123

Diluted	19,999	19,587	19,922	18,676

The accompanying notes are an integral part of these financial statements.

BLUE RHINO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended January 31, 2004 and 2003
(In thousands)

	Six Months Ended
	January 31,
	2004	2003
	(unaudited)
Cash flows from operating activities:
Net income	$1,606	$2,175
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,132	4,425
Loss on investee	—	455
Non-cash interest expense	226	624
Deferred income taxes	945	—
Other non-cash expenses	320	231
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	11,458	2,858
Inventories	(6,189)	(14,125)
Other current assets	573	(2,861)
Accounts payable and accrued liabilities	(1,683)	302

Net cash provided by (used in) operating activities	12,388	(5,916)

Cash flows from investing activities:
Business acquisitions	(482)	(5,867)
Purchases of property, plant, and equipment	(6,261)	(4,650)
Net advances to and investment in joint venture	—	(1,086)
Purchases of tanks, net	4,268	(370)
(Issuance of) collections on notes receivable and advances to distributors	4	(2,376)

Net cash used in investing activities	(2,471)	(14,349)

Cash flows from financing activities:
Proceeds from (payments on) revolving line of credit, net	(6,750)	6,207
Proceeds from issuance of equity, net of expenses	329	17,435
Payments on long-term debt and capital lease obligations	(3,640)	(1,646)
Debt issuance costs	—	(940)

Net cash provided by (used in) financing activities	(10,061)	21,056

Net increase (decrease) in cash and cash equivalents	(144)	791
Cash and cash equivalents at beginning of period	2,495	1,563

Cash and cash equivalents at end of period	$2,351	$2,354

The accompanying notes are an integral part of these financial statements.

BLUE RHINO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2004 (Unaudited)
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

     The accompanying unaudited interim condensed consolidated financial statements of the Company have been prepared by the Company in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and, accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of items of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended January 31, 2004 are not necessarily indicative of the results that may be expected for any other period.

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

     Had compensation expense for the 1994 Stock Incentive Plan, the 1998 Stock Incentive Plan and the Director Option Plan been determined for options granted since August 1, 1995 in accordance with SFAS No. 123, the Company’s pro forma net income and earnings per share for the three and six months ended January 31, 2004 and 2003 would have been as follows:

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
Net income available for common stockholders:
As reported	$111	$916	$1,606	$2,104
Less:
Compensation expense determined using Black-Scholes option pricing model	1,209	800	2,339	1,315

Pro forma net income (loss)	$(1,098)	$116	$(733)	$789

Earnings per common share:
Basic:
As reported	$0.01	$0.06	$0.09	$0.14

Pro forma	$(0.06)	$0.01	$(0.04)	$0.05

Diluted:
As reported	$0.01	$0.05	$0.08	$0.11

Pro forma	$(0.06)	$0.01	$(0.04)	$0.04

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for all grants: expected lives ranging from five to six years; expected volatility ranging from 30% to 91%; expected dividends of zero and a risk-free interest rate ranging from 1.1% to 5.8%.

3. Investment in Joint Venture

     As a result of the acquisition of Platinum, the Company increased its ownership interest in R4 Tech on a consolidated basis by 1% to 50%. The Company consolidated the results of R4 Tech beginning in the second quarter of fiscal 2003 as a result of its increased ownership and financial control. R4 Tech was established in April 2000 to operate and manage an automated propane bottling and tank refurbishing plant. R4 Tech began operations in May 2000 and was accounted for under the equity method of accounting through the first quarter of fiscal 2003. During the first quarter of fiscal 2003, the Company recognized 100% of the loss of R4 Tech as a result of advances made without a corresponding advance from the other joint venture partners. The Company recognized a loss in the joint venture for the six months ended January 31, 2003 of $455.

4. Income taxes

     Income tax expense in fiscal 2004 primarily reflects the federal statutory tax rate and state taxes net of the federal benefit. Income tax expense in fiscal 2003 differed from the statutory federal and state tax rates primarily due to changes in the valuation reserve for deferred tax assets.

5. Earnings Per Share

     The following table sets forth a reconciliation of the numerators and denominators in computing earnings per common share in accordance with Statement of Financial Accounting Standards No. 128.

	Three months ended		Six months ended
	January 31,		January 31,
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
Net income	$111	$916	$1,606	$2,175
Less: Preferred stock dividends	—	—	—	71

Income applicable to common stockholders	$111	$916	$1,606	$2,104

Income applicable to common stockholders	$111	$916	$1,606	$2,104
Weighted average number of common shares outstanding (in thousands)	17,870	16,114	17,856	15,123

Basic earnings per common share	$0.01	$0.06	$0.09	$0.14

Income applicable to common stockholders	$111	$916	$1,606	$2,104
Weighted average number of common shares outstanding (in thousands)	17,870	16,114	17,856	15,123
Effect of potentially dilutive securities:
Common stock options	1,494	1,972	1,442	1,873
Common stock warrants	635	1,501	624	1,680

Weighted average number of common shares outstanding assuming dilution	19,999	19,587	19,922	18,676

Diluted earnings per common share	$0.01	$0.05	$0.08	$0.11

     Common stock options and common stock warrants listed below for the three and six months ended January 31, 2004 and 2003 were not included in the computation of diluted earnings per share because the exercise prices are greater than the average market price of the Company’s common stock during those periods such that the effect would be anti-dilutive.

	Three months ended		Six months ended
	January 31,		January 31,
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
Common stock options	1,920,847	953,250	2,532,322	979,750

Common stock warrants	—	330,000	—	—

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

     A summary of changes in OCI for the three and six months ended January 31, 2004 and 2003 is presented below:

	Three months ended		Six months ended
	January 31,		January 31,
	2004	2003	2004	2003
Beginning balance deferred in OCI	$195	$915	$814	$(26)
Net change associated with current period hedge transactions, net of tax	1,040	3,008	1,121	4,082
Net amount reclassified into earnings during the period, net of tax	(627)	(386)	(1,327)	(519)

Ending balance deferred in OCI	$608	$3,537	$608	$3,537

     Total comprehensive income for the three and six months ended January 31, 2004 was $524 and $1,400, respectively. Total comprehensive income for the three and six months ended January 31, 2003 was $3,538 and $5,738, respectively.

7. Commitments and Contingencies

Patent Lawsuit and Related Proceedings

     On August 8, 2003, American Biophysics Corporation (“ABC”) filed a patent infringement suit against the Company in the U.S. District Court for the District of Rhode Island. ABC alleges that the SkeeterVac® mosquito elimination product infringes certain patents of ABC. The complaint seeks treble damages and attorneys’ fees. Also on August 8, 2003, ABC filed a complaint against the Company with the United States International Trade Commission (“ITC”) pursuant to Section 337 of the Tariff Act of 1930, as amended (“Section 337”). That complaint requests that the ITC institute an investigation regarding alleged violations of Section 337 based upon the importation into the United States by the Company and/or the offer for sale and sale within the United States after importation of SkeeterVac® products that allegedly infringe certain ABC patents. ABC also requested that the ITC issue a permanent exclusion order pursuant to Section 337, which would exclude further entry into the United States of the allegedly infringing products, and a permanent cease and desist order under Section 337, which would prohibit the importation into the United States, the sale for importation, and/or sale within the United States after importation, of allegedly infringing products. The ITC has instituted an investigation and the parties are currently conducting discovery. On August 13, 2003, the Company’s subsidiary, Blue Rhino Consumer Products, LLC (“BRCP”), filed suit against ABC in the U.S. District Court for the Middle District of North Carolina seeking a declaration that BRCP’s SkeeterVac® product does not infringe ABC’s patents. On August 14, 2003, BRCP and another Company subsidiary, CPD Associates, Inc. (“CPD”), filed a lawsuit in the Superior Court of North Carolina, Forsyth County, against ABC asserting unfair and deceptive trade practices, unfair competition under North Carolina common law, tortious interference with business relations and prospective economic advantage, violations of Section 43(a) of the Lanham Act, and violation of the Anticybersquatting Consumer Protection Act. The complaint seeks, among other relief against ABC, a permanent injunction, treble damages, punitive damages, attorneys’ fees and other costs and expenses. This case has been removed to the U.S. District Court for the Middle District of North Carolina. A hearing before an Administrative Law Judge in the ITC proceeding is currently scheduled for the week of April 5, 2004. The Company continues to believe that it and its affiliates have meritorious defenses to ABC’s allegations and meritorious claims against ABC, and intends to vigorously pursue those defenses and claims in these actions.

Securities Class Actions and Shareholder Derivative Actions

     On May 19, 2003, George Schober filed a shareholder securities class action lawsuit in the United States District Court for the Central District of California, naming the Company, along with four of its officers and directors, as defendants. Six tag-along securities class actions arising out of the same alleged facts and circumstances as the original action were subsequently filed in the same court. The cases have been consolidated into a single action and Andy Lee, Charles Anderberg and Steven Lendeman have been designated as lead plaintiffs. Plaintiffs filed a consolidated complaint on December 3, 2003. The plaintiffs seek to represent a class of investors who purchased the Company’s publicly-traded securities between August 2002 and February 2003. The plaintiffs allege violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act. In particular, the plaintiffs have alleged that the Company and the individual defendants violated the federal securities laws by, among other things, improperly failing to consolidate distributors Ark and Platinum for financial reporting purposes prior to the date of their being acquired by the Company, making materially false and misleading statements and/or failing to disclose material facts related to the financial performance and prospects of the Company and distributors Ark and Platinum, and making materially false and misleading statements and/or failing to disclose material facts relating to the Company’s acquisition of Ark and Platinum. The complaint seeks unspecified damages, plus reasonable costs and expenses, including attorneys’ fees and experts’ fees. On May 22, 2003, Richard Marcoux filed a shareholder derivative action in the Superior Court of California, Los Angeles County, naming all directors and certain officers of the Company as individual defendants and the Company as a nominal defendant. On June 19, 2003, Randy Gish filed a substantially similar derivative action in the same court. Both the Marcoux and

Gish actions were removed to the U.S. District Court for the Central District of California. The Marcoux case was subsequently remanded to Los Angeles Superior Court, but has been stayed pending resolution of the federal actions. The derivative actions arise out of substantially similar facts and circumstances as the securities class actions, and allege violations of the California Corporations Code, breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. The defendants have filed motions to dismiss both the securities class action lawsuit and the Gish derivative lawsuit, and hearings on those motions are currently scheduled for April 12 and April 26, 2004, respectively. The Company believes that all of the foregoing securities class actions and derivative actions are without merit and intends to vigorously defend itself against these actions.

Merger Class Action

     On February 12, 2004, Richard Marcoux filed a purported stockholder class action lawsuit in Forsyth County, North Carolina Superior Court against the Company’s Board of Directors. The complaint alleges that the directors breached their fiduciary duties to the Company’s stockholders in connection with the approval of the Agreement and Plan of Merger entered into with affiliates of Ferrellgas Partners, L.P. on February 8, 2004, and seeks to enjoin and/or void the Agreement and Plan of Merger, among other forms of relief. The Company believes that this action is without merit and intends to vigorously defend its directors.

Other Litigation

     The Company is also a party to other litigation which it considers routine and incidental to its business. Management does not expect the results of any of these other actions to have a material adverse effect on the Company’s business, results of operations or financial condition.

8. Subsequent Event

     On February 9, 2004, the Company announced that it had entered into an Agreement and Plan of Merger dated as of February 8, 2004 with FCI Trading Corp, Diesel Acquisition LLC and Ferrell Companies, Inc. pursuant to which all outstanding shares of Blue Rhino’s common stock will be acquired in an all-cash transaction. Terms of the merger agreement provide for the payment of $17 in cash for each share of the Company’s stock outstanding on the date of the closing of the transaction, with the total payments for the Company’s stock anticipated to be approximately $340 million. Subject to regulatory and Blue Rhino stockholder approval, this transaction is currently expected to close in May or June of 2004. The details of this transaction are discussed in Blue Rhino’s Form 8-K filed with the Securities and Exchange Commission on February 9, 2004 and its preliminary proxy statement filed with the Securities and Exchange Commission on March 2, 2004.

9. Segment Information

     The Company has two reportable segments: tank exchange and products and other. The tank exchange segment relates to tank exchange transactions and lease income from tanks and tank displays. The products and other segment includes the activities required to sell patio heaters, grills and other complementary propane products, fireplace accessories and garden products. In addition, financial information related to QuickShip, a retail shipping service company acquired in October 2000, is included within the products and other segment as it is not currently material on a stand-alone basis. For the three and six months ended January 31, 2004, QuickShip had a loss from operations of ($180) and ($408), respectively. For the three and six months ended January 31, 2003, QuickShip had a loss from operations of ($327) and ($778), respectively.

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

     The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and operational strategies. The Company’s selected segment information as of and for the three and six months ended January 31, 2004 and 2003 is as follows:

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2004	2003	2004	2003
Net revenues:
Tank exchange	$30,175	$29,816	$68,971	$66,765
Products and other	29,067	28,238	39,541	46,105

	$59,242	$58,054	$108,512	$112,870

Segment EBITDA:
Tank exchange	$3,346	$3,464	$10,267	$9,015
Products and other	(25)	1,089	(1,108)	610

	$3,321	$4,553	$9,159	$9,625
Depreciation & amortization	2,517	2,267	5,132	4,425
Interest expense	605	1,380	1,261	2,636
Loss on investee	—	—	—	455
Other, net	15	(25)	132	(96)
Income taxes	73	15	1,028	30

Net income	$111	$916	$1,606	$2,175

	As of January 31,
	2004	2003
Total assets:
Tank exchange	$150,263	$142,207
Products and other.	52,046	56,008

	$202,309	$198,215

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Certain statements in this section and elsewhere in this Quarterly Report on Form 10-Q are forward-looking in nature and relate to the Company’s plans, objectives, estimates, goals and future financial performance. The terms “should,” “believe,” “plan,” “expect,” “anticipate,” “estimate,” “intend” and “project” and similar words or expressions are intended to identify forward-looking statements. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and speak only as of the date of this release. The Company’s business is subject to numerous risks and uncertainties, including: that the pending merger with affiliates of Ferrell Companies, Inc., will not be consummated and related risks associated with any failure of the merger to be consummated; that its significant retail relationships are generally nonexclusive and terminable at will; that prices for its products and services may decline due to competitive or other factors; its ability to manage growth; its ability to place Blue Rhino tank exchange at additional retail locations; its ability to protect its intellectual property and to strengthen its brand; risks that it will be found to have infringed the intellectual property rights of others; its ability to mitigate the effects of high propane commodity prices; its ability to integrate acquisitions; its ability to manage its distributor operations; its ability to launch new products and services; the effect of safety guidelines on consumer demand for tank exchange; its ability to successfully defend certain lawsuits, including without limitation contingencies associated with the shareholder class action, shareholder derivative and patent infringement lawsuits filed against the Company and the lawsuit filed to enjoin the merger; and consumer confidence and spending patterns, retailer inventory policies and the price of propane. These and other risks and uncertainties, including those detailed in the Company’s most recent Annual Report on Form 10-K and other filings with the Securities and Exchange Commission under “Risk Factors” or “Business — Additional Factors that May Affect our Business or Future Results,” could cause actual results and experience to be materially different from those expressed or implied by any of these forward-looking statements. To the extent permitted by law, the Company makes no commitment to update any forward-looking statement or to disclose any facts, events, or circumstances after the date hereof that may affect the accuracy of any forward-looking statement.

Overview

     The following discussion and analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and related notes of Blue Rhino Corporation and its wholly owned subsidiaries, CPD Associates, Inc., USA Leasing, L.L.C., Uniflame Corporation, QuickShip, Inc., Rhino Services, L.L.C.; Blue Rhino Global Sourcing, LLC, Platinum Propane, L.L.C. (“Platinum”), Ark Holding Company LLC (“Ark”) and Blue Rhino Consumer Products, LLC (collectively, the “Company,” “Blue Rhino,” “us” or “we”), and with our audited consolidated financial statements as of and for the fiscal year ended July 31, 2003, on file with the Securities and Exchange Commission. As a result of our acquisition of Platinum in November 2002, we increased our ownership interest in R4 Technical Center — North Carolina, LLC (“R4 Tech”) on a consolidated basis by 1% to 50%. We consolidated the results of R4 Tech beginning in the second quarter of fiscal 2003 as a result of our increased ownership and financial control. The results of operations for the three- and six-month periods ended January 31, 2004 are not necessarily indicative of results that may be expected for any other period, in part due to the seasonality of our business.

     Blue Rhino was founded in March 1994. We believe we have become the leading national provider of propane tank exchange and a leading provider of complementary propane and non-propane products to consumers through many of the world’s greatest retailers. Our branded propane tank exchange service is offered at more than 29,000 retail locations in 49 states, Puerto Rico and the U.S. Virgin Islands, including leading home improvement centers, mass merchants, hardware, grocery and convenience stores. Our retail partners include Home Depot, Lowe’s, Wal-Mart, Sears, Kroger, Food Lion, Winn-Dixie, SuperAmerica, Circle K and ExxonMobil. Propane tank exchange provides consumers with a safe and convenient alternative to traditional propane tank refilling.

     Our tank exchange segment partners with retailers and distributors to provide consumers with a nationally branded alternative to traditional tank refill. We dedicate our efforts and capital to brand development, value-added marketing, customer service, tanks, displays, account growth, distributor network management and management information systems. Our distributor network is comprised of independent and company-owned distributorships that invest in the vehicles and other operational infrastructure necessary to operate tank exchange businesses. In November 2002, we acquired ten distributors whose territories have historically represented approximately 45% of our tank exchange revenues. We believe that our distributor network affords us the opportunity to service approximately 90% of the consumer tank exchange markets in the United States.

     Our products and other segment includes the design and import of consumer products sold through mass retailers. The segment’s revenues are derived from products that use propane tanks as their fuel source, principally patio heaters, grills and mosquito elimination devices and non-propane products such as charcoal grills, fireplace accessories and garden products. The segment’s revenues have historically been strongest in the fall and winter months, which is counterseasonal to the strongest months for our tank exchange segment. QuickShip, Inc., a retail shipping services company that we acquired in October 2000, is included within the products and other segment as it is not currently significant on a stand-alone basis.

     On February 9, 2004, the Company announced that it had entered into an Agreement and Plan of Merger dated as of February 8, 2004 with FCI Trading Corp, Diesel Acquisition LLC and Ferrell Companies, Inc. pursuant to which all outstanding shares of Blue Rhino’s common stock will be acquired in an all-cash transaction. Terms of the merger agreement provide for the payment of $17 in cash for each share of the Company’s stock outstanding on the date of the closing of the transaction, with the total payments for the Company’s stock anticipated to be approximately $340 million. Subject to regulatory and Blue Rhino stockholder approval, this transaction is currently expected to close in May or June of 2004. The details of this transaction are discussed in Blue Rhino’s Form 8-K filed with the Securities and Exchange Commission on February 9, 2004 and its preliminary proxy statement filed with the Securities and Exchange Commission on March 2, 2004.

     We announced on November 25, 2003 that we were changing our fiscal year end from July 31 to January 31 and that, accordingly, fiscal 2004 would consist of the two quarters ending on January 31, 2004, and fiscal 2005 would commence on February 1, 2004. However, on January 31, 2004, the Company’s Board of Directors rescinded its prior approval of this change in fiscal year, thereby reinstating a July 31 fiscal year end. The Board’s rescission of its prior approval of a change in fiscal year was reported on a Form 8-K filed with the Securities and Exchange Commission on February 9, 2004.

Results of Operations

Comparison of the three months ended January 31, 2004 with the three months ended January 31, 2003

     Net revenues. Net revenues increased 2.0% to $59.2 million for the three months ended January 31, 2004 from $58.1 million for the three months ended January 31, 2003. Net revenues consisted of $30.2 million from the tank exchange segment and $29.0 million from the products and other segment. Tank exchange revenues increased 1.2% to $30.2 million from $29.8 million, primarily due to an approximately 4% increase in the number of total tank transactions to 1.9 million units for the second quarter of fiscal 2004 from 1.8 million units for the second quarter of fiscal 2003. The increase was partially offset by a decrease in average unit revenues primarily caused by a decrease in the number of upgrades in the sales mix. The increase in tank transactions reflects the positive trend toward consumer acceptance of tank exchange versus refill and the impact of National Fire Protection Association (“NFPA”) guidelines adopted by many states that mandate that all propane tanks refilled after April 1, 2002 be fitted with an overfill prevention device (“OPD”). Product revenues increased 2.9% to $29.0 million from $28.3 million principally due to an increase in the number of grills sold. Revenues and earnings for the three months ended January 31, 2004 were below our estimates, primarily due to a delay in approximately $6.0 million of grill shipments. The revenues from the grill shipments are expected to occur in the third and fourth quarters of fiscal 2004.

     Gross margin. Our overall gross margin decreased 55 basis points to 18.3% for the second quarter of fiscal 2004 from 18.9% for the second quarter of fiscal 2003. Gross margin percentage in tank exchange increased 211 basis points to 27.0% for the three months ended January 31, 2004 from 24.9% for the three months ended January 31, 2003 due primarily to the decrease in the number of upgrade transactions, the reduced cost of tanks and lower costs at company-owned distributors. The products and other segment gross margin decreased 319 basis points to 9.3% for the second quarter of fiscal 2004 from 12.5% for the second quarter of fiscal 2003 due primarily to a greater percentage of lower-margin products in the mix of products sold and lower margins garnered from fireplace accessories sold compared to the prior year.

     Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses increased 17.8% to $7.5 million for the three months ended January 31, 2004 from $6.4 million for the three months ended January 31, 2003. As a percentage of net revenues, SG&A expenses increased to 12.7% for the second quarter of fiscal 2004 from 11.0% for the second quarter of fiscal 2003. SG&A expenses in the tank exchange segment increased 21.4% to $4.8 million for the second quarter of fiscal 2004 from $3.9 million for the second quarter of fiscal 2003 due primarily to increased professional fees. SG&A expenses in the products and other segment increased 11.9% to $2.7 million from $2.5 million in the same period in the prior year primarily due to increased professional fees.

     Depreciation and amortization. Depreciation and amortization increased 11.0% to $2.5 million for the second quarter of fiscal 2004 from $2.3 million for the second quarter of fiscal 2003. Depreciation and amortization in the tank exchange segment increased 11.0% to $2.3 million for the second quarter of fiscal 2004 from $2.1 million in the same period of the prior year due primarily to the depreciation expense resulting from an increase in the number of tanks and displays. Depreciation and amortization in the products and other segment increased 10.6% to $210,000 for the second quarter of fiscal 2004 from $190,000 for the second quarter of fiscal 2003 due primarily to the increase in depreciation expense related to machinery and equipment costs.

     Interest expense. Interest expense decreased to $605,000 in the second quarter of fiscal 2004 from $1.4 million in the second quarter of fiscal 2003 due primarily to the absence of subordinated debt, which was prepaid in the third and fourth quarters of fiscal 2003, partially offset by higher average borrowings on our credit facility at lower interest rates.

     Other, net. Other expense was $15,000 in the second quarter of fiscal 2004, while other income was $25,000 in the second quarter of fiscal 2003. Other, net consists primarily of interest income from advances made to independent distributors and losses from the disposal of assets.

     Income taxes. The provision for income taxes increased to $73,000 in the second quarter of fiscal 2004 from $15,000 for the second quarter of fiscal 2003. Income tax expense in fiscal 2004 primarily reflects the federal statutory tax rate and state taxes net of the federal benefit. Income tax expense in fiscal 2003 differed from the statutory federal and state tax rates primarily due to changes in the valuation reserve for deferred tax assets. We currently expect to report income taxes at a fully taxed rate of approximately 39% going forward.

Comparison of the six months ended January 31, 2004 with the six months ended January 31, 2003

     Net revenues. Net revenues decreased 3.9% to $108.5 million for the six months ended January 31, 2004 from $112.9 million for the six months ended January 31, 2003. Net revenues consisted of $69.0 million from the tank exchange segment and $39.5 million from the products and other segment. Tank exchange revenues increased 3.3% to $69.0 million from $66.8 million primarily due to an approximately 6% increase in the number of total tank transactions to 4.3 million units for the first half of fiscal 2004 from 4.1 million units for the first half of fiscal 2003. The increase was partially offset by a decrease in average unit revenues primarily caused by a decrease in the number of upgrades in the sales mix. The increase in tank transactions reflects the positive trend toward consumer acceptance of tank exchange versus refill and the impact of National Fire Protection Association (“NFPA”) guidelines adopted by many states that mandate that all propane tanks refilled after April 1, 2002 be fitted with an overfill prevention device (“OPD”). Product revenues decreased 14.2% to $39.5 million from $46.1 million due principally to a decrease in fireplace accessory revenue and a decrease in the number of OPD valves sold to independent distributors.

     Gross margin. Our overall gross margin increased 49 basis points to 22.1% for the first six months of fiscal 2004 from 21.6% for the first six months of fiscal 2003. Gross margin percentage increased 222 basis points in tank exchange to 29.0% from 26.8% in the same period of the prior year due primarily to the decrease in the number of upgrade transactions and the reduced cost of tanks. The products segment gross margin decreased 404 basis points to 10.2% for the six months ended January 31, 2004 from 14.2% for the six months ended January 31, 2003 due primarily to a greater percentage of lower-margin products in the mix of products sold.

     Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses remained virtually constant at $14.8 million for the six months ended January 31, 2004 and for the six months ended January 31, 2003. As a percentage of net revenues, SG&A expenses increased to 13.7% for the first half of fiscal 2004 from 13.1% for the first half of fiscal 2003. SG&A expenses in the tank exchange segment increased 9.8% to $9.7 million for the first six months of fiscal 2004 from $8.9 million for the first six months of fiscal 2003 due primarily to increased professional fees. SG&A expenses in the products and other segment decreased 13.7% to $5.1 million from $5.9 million in the same period in the prior year. The decrease primarily results from special charges incurred in the prior year, which consisted primarily of relocation expenses associated with the consolidation of many products segment employees based in Zion, Illinois with the tank exchange employee base in Winston-Salem, North Carolina.

     Depreciation and amortization. Depreciation and amortization increased 16.0% to $5.1 million in the six months ended January 31, 2004 from $4.4 million in the six months ended January 31, 2003. Depreciation and amortization in the tank exchange segment increased 15.2% to $4.7 million for the first six months of fiscal 2004 from $4.0 million in the same period of the prior year due primarily to the increase in depreciation expense resulting from assets acquired in the Platinum and Ark acquisitions in November 2002 and an increase in the number of tanks and displays. Depreciation and amortization in the products and other segment increased 24.1% to $468,000 for the first half of fiscal 2004 from $377,000 for the first half of fiscal 2003 due primarily to the increase in depreciation expense related to machinery and equipment and computer software costs.

     Interest expense. Interest expense decreased to $1.3 million in the six months ended January 31, 2004 from $2.6 million in the six months ended January 31, 2003 due primarily to the absence of subordinated debt, which was prepaid in the third and fourth quarters of fiscal 2003, partially offset by higher average borrowings on our credit facility at lower interest rates.

     Loss on investee. There was no loss on investee for the six months ended January 31, 2004. Loss on investee was $455,000 for the six months ended January 31, 2003. We recognized 100% of the loss of R4 Tech in the first quarter of fiscal 2003 as a result of advances made without a corresponding advance from the other joint venture partners. This charge represented the loss related to our 49% ownership interest in R4 Tech, which has since increased to 50% as a result of our acquisition of Platinum. The increased ownership interest and financial control resulted in the consolidation of the financial statements of R4 Tech beginning in the second quarter of fiscal 2003.

     Other, net. Other expense was $132,000 in the first half of fiscal 2004, while other income was $96,000 in the first half of fiscal 2003. Other, net consists primarily of interest income from advances made to independent distributors and losses from the disposal of assets.

     Income taxes. The provision for income taxes increased to $1.0 million in the first six months of fiscal 2004 from $30,000 for the first six months of fiscal 2003. Income tax expense in fiscal 2004 primarily reflects the federal statutory tax rate and state taxes net of the federal benefit. Income tax expense in fiscal 2003 differed from the statutory federal and state tax rates primarily due to changes in the valuation reserve for deferred tax assets. We currently expect to report income taxes at a fully taxed rate of approximately 39% going forward.

     Preferred dividends. Preferred dividends accrued on outstanding Series A Preferred Stock was $71,000 for the six months ended January 31, 2003. The remaining outstanding shares of Series A Convertible preferred stock were converted to shares of common stock in September 2002.

Liquidity and Capital Resources

     Our primary sources of funds have been the incurrence of debt, the issuance of stock, and cash flow from operations. The primary source of cash for the first half of fiscal 2004 was cash provided by operations. The primary sources of cash for the first half of fiscal 2003 were cash provided by the issuance of stock and net proceeds from the credit facility.

     Net cash generated by operations was $12.4 million for the six months ended January 31, 2004, while net cash used in operations was $5.9 million for the six months ended January 31, 2003. The increase in cash provided by operations was primarily due to increased accounts receivable collections and decreased inventory purchases.

     Net cash used in investing activities was $2.5 million for the six months ended January 31, 2004 and $14.3 million for the six months ended January 31, 2003. The primary components of cash used in investing activities for the six months ended January 31, 2004 were investments in property, plant and equipment partially offset by a decrease in net tanks. For the six months ended January 31, 2003, the primary components of cash used in investing activities included investments in property, plant and equipment, acquisitions and advances to R4 Tech and independent distributors. During the six months ended January 31, 2003, we provided net advances of $1.1 million to R4 Tech. As a result of the acquisitions of Platinum and Ark on November 22, 2002 and the consolidation of R4 Tech resulting from the acquisition of Platinum (Note 3 of Notes to Condensed Consolidated Financial Statements), advances to R4 Tech, Platinum and Ark beginning with the second quarter of fiscal 2003 are eliminated in consolidation.

     Net cash used in financing activities was $10.1 million for the six months ended January 31, 2004, compared to net cash provided by financing activities of $21.1 million for the six months ended January 31, 2003. Cash used in financing activities for the six-month period ended January 31, 2004 included net payments on our credit facility and payments on long-term debt and capital lease obligations. Cash provided by financing activities for the six-month period ended January 31, 2003 included $14.9 million in net proceeds from the sale of common stock, net proceeds from our credit facility and net proceeds from exercises of warrants and stock options.

     In November 2002, we completed the syndication of a new and expanded bank credit facility (the “Credit Facility”). The Credit Facility consists of a $45 million revolving line of credit and a $15 million term loan, both for general corporate purposes, inclusive of payments made under letters of credit. The Credit Facility has a maturity date of November 30, 2005 and advances under the Credit Facility are collateralized by a lien on substantially all of our assets.

     Advances under the Credit Facility may be made as either base rate (“prime rate”) loans or London Interbank Offered Rate (“LIBOR”) loans at our election. Applicable interest rates are based upon either the LIBOR or prime rate plus an applicable margin dependent upon a total leverage ratio. The applicable LIBOR margins range from 200 to 300 basis points, and the applicable prime rate margins range from 50 to 150 basis points. On January 31, 2004 we had $36.15 million (including a $8.65 million balance on the term loan) in LIBOR loans outstanding at a weighted-average interest rate of 3.35% and $1.75 million in prime rate loans outstanding at a weighted-average interest rate of 4.75%.

     Principal payments on the outstanding term loan began on December 31, 2002 and are scheduled to continue quarterly until September 30, 2005. The initial principal payments were $1 million per calendar quarter beginning December 31, 2002, increased to $1.25 million per calendar quarter beginning December 31, 2003 and are scheduled to further increase to $1.5 million per calendar quarter beginning December 31, 2004. The Credit Facility includes a .50% commitment fee on the average daily unused amount for each fiscal quarter. The Credit Facility requires us to meet certain covenants, including minimum net worth and cash flow requirements and restricts the payment of cash dividends. At January 31, 2004, we were in compliance with all covenants.

     In May 2003, we entered into an interest-rate swap agreement with an effective date of August 1, 2003 and an expiration date of October 3, 2005. The initial notional amount was $20.0 million beginning August 1, 2003, is scheduled to decrease to $15.0 million on June 1, 2004, is scheduled to decrease to $10.0 million on March 1, 2005 and is scheduled to further decrease to $5.0 million on September 1, 2005. Under the swap agreement, we pay a fixed rate of 1.85% and receive a rate equivalent to the thirty-day LIBOR, adjusted monthly.

     We currently have capital purchase commitments outstanding of approximately $3.5 million primarily relating to machinery and equipment associated with two new tank refilling and refurbishing facilities that are being constructed in Los Angeles and Orlando. We expect that these commitments will be satisfied by the fall of 2004. We currently anticipate that our total capital expenditures for our fiscal year ending July 31, 2004, excluding acquisitions, will be approximately $14.0 million, and will relate primarily to tanks, tank displays, computer technology and distribution infrastructure. We believe that our existing borrowing capacity under the Credit Facility, together with cash provided by operations, would be sufficient to meet our expected capital expenditure and working capital requirements for the next four fiscal quarters.

Related Party Transactions

     We lease some of our facilities from Billy D. Prim, our Chairman and Chief Executive Officer, and from Rhino Real Estate, LLC, a company affiliated with Billy D. Prim and Andrew J. Filipowski, our Vice Chairman. The leases expire on April 30, 2004 and December 31, 2004, respectively. Our rent expense under these leases for the three months and six months ended January 31, 2004 was $118,000 and $244,000, respectively. Our rent expense under these leases for the three months and six months ended January 31, 2003 was $111,000 and $198,000, respectively. Management has received independent third-party determinations from Lincoln Harris, LLC to the effect that these leases were fair and within typical market conditions for comparable properties and that the terms of all of these leases were within the range of terms that could have been obtained from unrelated third parties for comparable properties.

     Uniflame Corporation leases its facility from H & M Enterprises, LLC, a company affiliated with Mac McQuilkin, the president of Uniflame. The lease terminates on March 31, 2005. Uniflame’s rent expense for the three and six months ended January 31, 2004 was $81,000 and $162,000, respectively. Uniflame’s rent expense for the three and six months ended January 31, 2003 was $79,000 and $157,000, respectively. Management believes that the terms of this lease are comparable to those that could have been obtained from unrelated third parties.

     We have paid fees for information technology maintenance and support services provided by Silkroad Technology, Inc. Andrew J. Filipowski, our Vice Chairman, is the Chairman of Silkroad Technology, Inc. For the three and six months ended January 31, 2004, we paid fees to Silkroad Technology, Inc. in the amount of $0 and $28,000, respectively. Management believes that the terms of these services were comparable to those that could have been obtained from an unrelated third party.

     We have paid fees for software development and Internet hosting services provided by divine, inc. Andrew J. Filipowski, our Vice Chairman, was the chairman and chief executive officer of divine, inc. prior to February 2003. For the three and six months ended January 31, 2003, we paid fees to divine, inc. in the amount of $99,000 and $236,000, respectively. Management believes that the terms of these services were comparable to those that could have been obtained from an unrelated third party.

Seasonality

     We have experienced and currently expect to continue to experience seasonal fluctuations in our revenues and operating income. Our revenues and operating income have been highest in the spring and summer, which includes the majority of the grilling season, and lowest in the fall and winter. Our tank exchange segment, which generally enjoys higher margins than our products and other segment, experiences higher revenues and operating income in the spring and summer. Conversely, our products and other segment experiences higher revenues and operating income in the fall and winter. Sustained periods of poor weather, particularly in the spring and summer, can negatively impact our revenues. Accordingly, our results of operations in any quarter will not necessarily be indicative of the results that we may achieve for a full fiscal year or any future quarter.

Inflation

     We do not believe that inflation has had a material adverse effect on our revenues, cost of sales or our results of operations. There can be no assurance that our business will not be materially adversely affected by inflation in the future.

Price of Propane

     Beginning with the third quarter of fiscal 2000 and continuing through the third quarter of fiscal 2001, there were dramatic increases in fuel costs and propane prices reached unusually high levels. During the fourth quarter of fiscal 2001 and continuing through the first quarter of fiscal 2003, propane prices returned to a range more consistent with historical levels, but during the balance of fiscal 2003 and the first half of fiscal 2004, again reached unusually high levels. On March 1, 2001, we initiated a propane price hedging strategy that reduced, and we currently believe will continue to reduce, our gross margin risk resulting from fluctuations in the price of propane. Our strategy is designed to reduce exposure to the fuel cost component of a significant portion of our expected total tank exchange volume. If propane costs rise, our gross margins and results of operations would be negatively affected due to additional costs on unhedged volumes (both within and, if applicable, in excess of our expected volumes) that we may not be able to recover fully through an increase in our price to retailers.

Off-Balance Sheet Arrangements

     We do not have any transactions, obligations or relationships that we consider to be off-balance sheet arrangements.

Impact of New Accounting Pronouncements

     In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, which addresses consolidation by business enterprises of variable interest entities (“VIEs”) either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB issued modifications to FIN 46 (“Revised Interpretations”) resulting in multiple effective dates based on the nature as well as the creation date of the VIE. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretation or the Revised Interpretations. However, the Revised Interpretations must be applied no later than the third quarter of our fiscal 2004. VIEs created after January 1, 2004 must be accounted for under the Revised Interpretations. Non-Special Purpose Entities created prior to February 1, 2003, should be accounted for under the revised interpretation’s provisions no later than the third quarter of our fiscal 2004. We will continue to evaluate FIN 46, but due to the complex nature of the analysis required by FIN 46, we have not determined the impact on our consolidated results of operations or financial position.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We are exposed to market risk related to changes in interest rates on borrowings under our Credit Facility. The Credit Facility bears interest based on LIBOR and the prime rate, plus an applicable margin dependent upon a total leverage ratio. To quantify our exposure to interest rate risk, a 100 basis point increase in interest rates would have increased interest expense for the six months ended January 31, 2004 and 2003 by approximately $95,000 and $101,000, respectively. Actual changes in interest rates may differ materially from the hypothetical assumptions used in computing this exposure.

     We use derivative financial instruments to manage exposure to fluctuations in interest rates on our Credit Facility (Note 6 of Notes to Condensed Consolidated Financial Statements). These derivative financial instruments, which are all swap agreements, are not entered into for trading purposes. A swap agreement is a contract to exchange a floating rate for a fixed rate without the exchange of the underlying notional amount. In May 2003, we entered into an interest rate swap agreement with an effective date of August 1, 2003 and an expiration date of October 3, 2005. The initial notional amount was $20.0 million beginning August 1, 2003, is scheduled to decrease to $15.0 million on June 1, 2004, is scheduled to decrease to $10.0 million on March 1, 2005 and is scheduled to further decrease to $5.0 million on September 1, 2005. Under the swap agreement, we pay a fixed rate of 1.85% and receive a rate equivalent to the thirty-day LIBOR, adjusted monthly. At January 31, 2004, we had $36.15 million in LIBOR-based loans outstanding at a weighted-average interest rate of 3.35% and the interest rate swap was an effective cash flow hedge.

     We are exposed to commodity price risk related to changes in the price of propane. If propane prices rise, our gross margins and results of operations would be negatively affected due to additional costs that may not be fully recovered through an increase in our price to retailers. Assuming that propane prices are not hedged and any increase cannot be recovered through an increase in our price, a $.01 increase in the price per gallon of propane would reduce the gross margin in our tank exchange segment by approximately .3% or 30 basis points. Actual changes in tank exchange margins may differ materially from that based on the hypothetical assumptions used in computing this exposure. We have entered into a series of monthly option contracts that are designed to reduce exposure to the propane cost component of a significant portion of our total projected tank exchange volume (Note 6 of Notes to Condensed Consolidated Financial Statements). These monthly option contracts are not entered into for trading purposes.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Patent Lawsuit and Related Proceedings

     On August 8, 2003, American Biophysics Corporation (“ABC”) filed a patent infringement suit against the Company in the U.S. District Court for the District of Rhode Island. ABC alleges that the SkeeterVac® mosquito elimination product infringes certain patents of ABC. The complaint seeks treble damages and attorneys’ fees. Also on August 8, 2003, ABC filed a complaint against the Company with the United States International Trade Commission (“ITC”) pursuant to Section 337 of the Tariff Act of 1930, as amended (“Section 337”). That complaint requests that the ITC institute an investigation regarding alleged violations of Section 337 based upon the importation into the United States by the Company and/or the offer for sale and sale within the United States after importation of SkeeterVac® products that allegedly infringe certain ABC patents. ABC also requested that the ITC issue a permanent exclusion order pursuant to Section 337, which would exclude further entry into the United States of the allegedly infringing products, and a permanent cease and desist order under Section 337, which would prohibit the importation into the United States, the sale for importation, and/or sale within the United States after importation, of allegedly infringing products. The ITC has instituted an investigation and the parties are currently conducting discovery. On August 13, 2003, the Company’s subsidiary, Blue Rhino Consumer Products, LLC (“BRCP”), filed suit against ABC in the U.S. District Court for the Middle District of North Carolina seeking a declaration that BRCP’s SkeeterVac® product does not infringe ABC’s patents. On August 14, 2003, BRCP and another Company subsidiary, CPD Associates, Inc. (“CPD”), filed a lawsuit in the Superior Court of North Carolina, Forsyth County, against ABC asserting unfair and deceptive trade practices, unfair competition under North Carolina common law, tortious interference with business relations and prospective economic advantage, violations of Section 43(a) of the Lanham Act, and violation of the Anticybersquatting Consumer Protection Act. The complaint seeks, among other relief against ABC, a permanent injunction, treble damages, punitive damages, attorneys’ fees and other costs and expenses. This case has been removed to the U.S. District Court for the Middle District of North Carolina. A hearing before an Administrative Law Judge in the ITC proceeding is currently scheduled for the week of April 5, 2004. The Company continues to believe that it and its affiliates have meritorious defenses to ABC’s allegations and meritorious claims against ABC, and intends to vigorously pursue those defenses and claims in these actions.

Securities Class Actions and Shareholder Derivative Actions

     On May 19, 2003, George Schober filed a shareholder securities class action lawsuit in the United States District Court for the Central District of California, naming the Company, along with four of its officers and directors, as defendants. Six tag-along securities class actions arising out of the same alleged facts and circumstances as the original action were subsequently filed in the same court. The cases have been consolidated into a single action and Andy Lee, Charles Anderberg and Steven Lendeman have been designated as lead plaintiffs. Plaintiffs filed a consolidated complaint on December 3, 2003. The plaintiffs seek to represent a class of investors who purchased the Company’s publicly-traded securities between August 2002 and February 2003. The plaintiffs allege violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act. In particular, the plaintiffs have alleged that the Company and the individual defendants violated the federal securities laws by, among other things, improperly failing to consolidate distributors Ark and Platinum for financial reporting purposes prior to the date of their being acquired by the Company, making materially false and misleading statements and/or failing to disclose material facts related to the financial performance and prospects of the Company and distributors Ark and Platinum, and making materially false and misleading statements and/or failing to disclose material facts relating to the Company’s acquisition of Ark and Platinum. The complaint seeks unspecified damages, plus reasonable costs and expenses, including attorneys’ fees and experts’ fees. On May 22, 2003, Richard Marcoux filed a shareholder derivative action in the Superior Court of California, Los Angeles County, naming all directors and certain officers of the Company as individual defendants and the Company as a nominal defendant. On June 19, 2003, Randy Gish filed a substantially similar derivative action in the same court. Both the Marcoux and Gish actions were removed to the U.S. District Court for the Central District of California. The Marcoux case was subsequently remanded to Los Angeles Superior Court, but has been stayed pending resolution of the federal actions. The derivative actions arise out of substantially similar facts and circumstances as the securities class actions, and allege violations of the California Corporations Code, breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. The defendants have filed motions to dismiss both the securities class action lawsuit and the Gish derivative lawsuit, and hearings on those motions are currently scheduled for April 12 and 26, 2004, respectively. The Company believes that all of the foregoing securities class actions and derivative actions are without merit and intends to vigorously defend itself against these actions.

Merger Class Action

     On February 12, 2004, Richard Marcoux filed a purported stockholder class action lawsuit in Forsyth County, North Carolina Superior Court against the Company’s Board of Directors. The complaint alleges that the directors breached their fiduciary duties to the Company’s stockholders in connection with the approval of the Agreement and Plan of Merger entered into with affiliates of Ferrellgas Partners, L.P. on February 8, 2004, and seeks to enjoin and/or void the Agreement and Plan of Merger, among other forms of relief. The Company believes that this action is without merit and intends to vigorously defend its directors.

Other Litigation

     The Company is also a party to other litigation which it considers routine and incidental to its business. Management does not expect the results of any of these other actions to have a material adverse effect on the Company’s business, results of operations or financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

     On December 16, 2003, we held our 2003 annual meeting of stockholders in Bermuda Run, North Carolina. The following four proposals were submitted to a vote of the stockholders:

1.	The election of Steven D. Devick, Mark Castaneda and David L. Warnock to serve three-year terms on our board of directors;

2.	The amendment to our 1998 Stock Incentive Plan to increase the number of shares of common stock reserved for distribution thereunder from 4,700,000 to 5,700,000;

3.	The amendment to our Director Option Plan to (i) increase the number of shares of common stock reserved for distribution thereunder from 400,000 to 800,000, (ii) provide for quarterly, rather than annual, option grants, based on Board meeting attendance, and (iii) provide for the grant of options to eligible directors for their attendance at Nominating/Corporate Governance Committee meetings (as is currently provided for attendance at certain other Board committee meetings);

4.	The ratification of the appointment of Ernst & Young LLP as the Company’s independent accountants for the fiscal year ending July 31, 2004.

     All of these proposals were approved.

     The results of the stockholder voting were as follows:

	For	Withheld	Total Votes
1. Election of Directors
Steven D. Devick	15,604,503	490,126	16,094,629
Mark Castaneda	15,653,513	441,116	16,094,629
David L. Warnock	15,637,578	457,051	16,094,629

				Broker Non-
	For	Against	Abstain	Votes	Total
2. Amendment to the 1998 Stock Incentive Plan	8,735,868	2,015,039	18,284	5,325,438	16,094,629
3. Amendment to the Director Option Plan	8,745,766	1,998,337	25,088	5,325,438	16,094,629
4. Ratification of Appointment of Accountants	15,997,016	82,175	15,438	0	16,094,629

Item 6. Exhibits And Reports On Form 8-K

     (a) Exhibits:

10.1	—	Lease dated February 4, 2004 between Platinum Propane of Florida, L.P. and BR Partners Four, LLC.

10.2	—	Guaranty dated January 30, 2004 by Blue Rhino Corporation in favor of BR Partners Four, LLC.

10.3	—	Notice of Grant of Stock Options dated December 17, 2003 and related Stock Option Agreement between Blue Rhino Corporation and Timothy E. Scronce.

10.4	—	Notice of Grant of Stock Options dated December 17, 2003 and related Stock Option Agreement between Blue Rhino Corporation and D. Scott Coward.

31.1	—	Certification of the Chief Executive Officer pursuant to Rule 13a-15(e) or 15d-15(e) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of the Chief Financial Officer pursuant to Rule 13a-15(e) or 15d-15(e) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	—	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K:

     During the quarter ended January 31, 2004, the Company filed the following reports on Form 8-K:

     On November 25, 2003, a Form 8-K was filed pursuant to Item 12 to disclose that on November 25, 2003, the Company issued a press release regarding its financial results for the fiscal first quarter ended October 31, 2003.

     On November 25, 2003, a Form 8-K was filed pursuant to Item 8 to disclose that the Company’s Board of Directors has approved a change of fiscal year end from July 31 to January 31, and that the new fiscal year end would begin on February 1 and end on January 31 of the following year, effective with the year beginning February 1, 2004. On January 31, 2004, the Company’s Board of Directors rescinded its prior approval of this change in fiscal year, thereby reinstating a July 31 fiscal year end. The Board’s rescission of its prior approval of a change in fiscal year was reported pursuant to Item 8 on a Form 8-K filed with the Securities and Exchange Commission on February 9, 2004.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Blue Rhino Corporation

Date: March 11, 2004	By:	/s/ Billy D. Prim

Chairman and Chief Executive Officer

Date: March 11, 2004	By:	/s/ Mark Castaneda

Chief Financial Officer